Form 10-Q
period 1996-06-28
DAYTON SUPERIOR CORP
filed 1996-08-12
CIK 854709

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                   COMMISSION FILE NUMBER
   JUNE 28, 1996                                                1-11781



                           DAYTON SUPERIOR CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      OHIO                                31-0676346
       -------------------------------                 ------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        Incorporation or organization)                 Identification No.)

            721 Richard Street
             Miamisburg, Ohio                                45342
           ---------------------                        -----------------
           (Address of principal                           (Zip Code)
            executive offices)

Registrant's telephone number, including area code:   513-866-0711
                                                      ------------

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                YES     X         NO
                                                       ---           ----

5,609,350 Shares of Common Stock were outstanding as of June 28, 1996

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,  June 28,
                                                                       1995         1996
                                                                    ---------    ---------
                                                                                (Unaudited)
                                                                    (Amounts in thousands)
                                  ASSETS
CURRENT ASSETS:
     Cash                                                           $     643    $     638
     Accounts Receivable, net of allowance for
       doubtful accounts of $708 and $720                              11,724       21,413
     Inventories (Note 2)                                              12,392       15,538
     Rental equipment, net                                              1,235        1,587
     Prepaid expenses                                                     474          657
     Prepaid income taxes                                                 436          427
     Future tax benefits                                                1,393        1,393
                                                                    ---------    ---------
       Total current assets                                            28,297       41,653
                                                                    ---------    ---------

PROPERTY, PLANT & EQUIPMENT:                                           27,560       30,258
     Less accumulated depreciation                                    (10,000)     (11,650)
                                                                    ---------    ---------
       Net property, plant & equipment                                 17,560       18,608
                                                                    ---------    ---------

GOODWILL AND INTANGIBLE ASSETS,
     net of accumulated amortization (Note 2)                          57,734       58,180
OTHER ASSETS                                                              269           --
                                                                    ---------    ---------
                       Total assets                                 $ 103,860    $ 118,441
                                                                    =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt (Note 4)                     $      32    $   3,282
     Accounts payable                                                   8,043       13,965
     Accrued compensation and benefits                                  3,889        4,114
     Accrued liabilities                                                3,987        3,391
     Due to Ripplewood Holdings LLC (Note 3)                               --          611
     Accrued interest                                                   2,063           14
                                                                    ---------    ---------
       Total current liabilities                                       18,014       25,377

LONG-TERM DEBT (Note 4)                                                52,980       37,602
DEFFERED INCOME TAXES                                                   2,781        2,663
OTHER LONG-TERM LIABILITIES                                             2,600        3,186
                                                                    ---------    ---------
       Total liabilities                                               76,375       68,828
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Class A Common Shares                                             17,483       31,800
     Class B Common Shares                                              1,942       10,123
     Cumulative foreign currency translation adjustment                  (139)        (141)
     Excess pension liability                                             (50)         (50)
     Retained earnings                                                  8,330        7,881
     Treasury shares, Class A Common, at cost                             (81)          --
                                                                    ---------    ---------
       Total shareholders' equity                                      27,485       49,613
                                                                    ---------    ---------
                       Total liabilities and shareholders' equity   $ 103,860    $ 118,441
                                                                    =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Fiscal Months Ended      Six Fiscal Months Ended
                                                             -------------------------      -----------------------
                                                              June 30,       June 28,       June 30,       June 28,
                                                                1995           1996           1995           1996
                                                             -----------    -----------    -----------    -----------
                                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                            (Amounts in thousands, except share and per share amounts)

NET SALES                                                    $    25,982    $    36,461    $    43,959    $    60,076

COST OF SALES                                                     17,956         24,911         30,511         41,057
                                                             -----------    -----------    -----------    -----------

     Gross profit                                                  8,026         11,550         13,448         19,019

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES                        4,414          5,818          8,729         11,447

AMORTIZATION OF GOODWILL AND INTANGIBLES                             350            426            699            832
                                                             -----------    -----------    -----------    -----------

     Operating income                                              3,262          5,306          4,020          6,740

OTHER EXPENSES:

     Interest expense, net                                           980          1,594          1,889          3,179

     Other, net                                                       --            (24)            --            (16)
                                                             -----------    -----------    -----------    -----------

     Income before income taxes and
       extraordinary item                                          2,282          3,736          2,131          3,577

PROVISION FOR INCOME TAXES                                            --          1,470             --          1,712
                                                             -----------    -----------    -----------    -----------

     Income before extraordinary item                              2,282          2,266          2,131          1,865

EXTRAORDINARY ITEM, Loss on extinguishment of debt,
     net of income tax effect of $1,418 (Note 5)                      --         (2,314)            --         (2,314)
                                                             -----------    -----------    -----------    -----------

     Net income (loss)                                             2,282            (48)         2,131           (449)

Dividends on Redeemable Preferred Shares                            (150)            --           (300)            --

Accretion on Redeemable Preferred Shares                             (61)            --           (123)            --
                                                             -----------    -----------    -----------    -----------

Net income (loss) available to common shareholders           $     2,071    ($       48)   $     1,708    ($      449)
                                                             ===========    ===========    ===========    ===========

Income per share before extraordinary item                   $      0.60    $      0.64    $      0.49    $      0.54

Extraordinary item per share                                 $      0.00    ($     0.65)   $      0.00    ($     0.67)
                                                             -----------    -----------    -----------    -----------

Net income (loss) per share                                  $      0.60    ($     0.01)   $      0.49    ($     0.13)
                                                             ===========    ===========    ===========    ===========

Weighted average common and common equivalent
     shares outstanding                                        3,479,461      3,562,794      3,479,461      3,449,278
                                                             ===========    ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       For the Period Ended June 28, 1996

                                                                                                      Cumulative
                                             Class A                          Class B                  Foreign
                                          Common Shares                    Common Shares             Translation
                                    Shares            Amount           Shares         Amount          Adjustment
                                    ------            ------           ------         ------          ----------
Balances, June 30, 1995             2,040,000         $14,554          873,400        $1,714             ($143)
Net income
Foreign currency translation
 adjustment                                                                                                  4
Excess pension liability
 adjustment
Dividends on Redeemable
 Preferred Class A Shares,
 $3.40 per share
Accretion on Redeemable
 Preferred Class B Shares
Acquisition of Common Shares                                          (873,400)       (1,714)
Redemption of Redeemable
 Preferred  Shares
Issuance of Common Shares
 for cash, net is issuance costs      764,500           2,929          485,500         1,942
                                   ---------------------------------------------------------------------------------
Balances, December 31, 1995         2,804,500          17,483          485,500         1,942              (139)
Net income (loss)
Foreign currency translation
 adjustment                                                                                                 (2)
Conversion of Class B Common
 Shares to Class A Common
 Shares                               485,500           1,942         (485,500)       (1,942)
Conversion of Class A Common
 Shares to Class B Common
 Shares                            (1,522,550)        (10,123)       1,522,550        10,123
Exercise of Warrants                  346,600               0
Retirement of Treasury shares          (2,000)            (81)
Issuance of Common Shares for
 cash, net of issuance costs        1,974,750          22,579
                                   ---------------------------------------------------------------------------------
Balances, June 28, 1996             4,086,800         $31,800        1,522,550        10,123             ($141)
                                   =================================================================================

                                      Excess                             Treasury
                                      Pension       Retained              Shares
                                     Liability      Earnings        Shares      Amount        Total
                                     ---------      --------        ------      ------        -----
Balances, June 30, 1995               ($295)         $13,647        2,000        ($81)      $29,396
Net income                                             1,574                                  1,574
Foreign currency translation
 adjustment                                                                                       4
Excess pension liability
 adjustment                             245                                                     245
Dividends on Redeemable
 Preferred Class A Shares,
 $3.40 per share                                        (170)                                  (170)
Accretion on Redeemable
 Preferred Class B Shares                                (69)                                   (69)
Acquisition of Common Shares                          (3,680)                                (5,394)
Redemption of Redeemable
 Preferred  Shares                                    (2,972)                                (2,972)
Issuance of Common Shares
 for cash, net is issuance costs                                                              4,871
                                   -----------------------------------------------------------------
Balances, December 31, 1995             (50)           8,330        2,000         (81)       27,485
Net income (loss)                                       (449)                                  (449)
Foreign currency translation
 adjustment                                                                                      (2)
Conversion of Class B Common
 Shares to Class A Common
 Shares                                                                                           0
Conversion of Class A Common
 Shares to Class B Common
 Shares                                                                                           0
Exercise of Warrants                                                                              0
Retirement of Treasury shares                                      (2,000)         81             0
Issuance of Common Shares for
 cash, net of issuance costs                                                                 22,579
                                   -----------------------------------------------------------------
Balances, June 28, 1996                ($50)          $7,881            0          $0       $49,613
                                   =================================================================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Fiscal Months Ended June 30, 1995 and June 28, 1996

                                                                            June 30,   June 28,
                                                                             1995        1996
                                                                            -------    --------
                                                                          (Unaudited) (Unaudited)
                                                                           (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                      $ 2,131    ($   449)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Extraordinary loss on extinguishment of debt                            --       2,314
         Depreciation                                                         1,183       1,872
         Amortization of goodwill and intangibles                               699         832
         Deferred income taxes                                                   --        (118)
         Amortization of debt discount and deferred financing costs             148         136
         Loss (gain) on sales of assets                                          (3)         (6)
     Change in assets and liabilities, net of the effects of acquisition:
         Accounts receivable                                                 (6,021)     (7,455)
         Inventories                                                         (1,031)     (2,267)
         Rental equipment                                                      (552)       (539)
         Accounts payable                                                     2,083       2,495
         Accrued liabilities                                                   (274)        (47)
         Due to Ripplewood Holdings LLC (Note 3)                                 --         611
         Other, net                                                            (127)        431
                                                                            -------    --------
            Net cash used in operating activities                            (1,764)     (2,190)
                                                                            -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property, plant and equipment additions                                 (1,048)     (1,255)
     Proceeds from sales of assets                                                4           5
     Acquisition of the net assets of Steel Structures, Inc. (Note 6)            --      (3,800)
                                                                            -------    --------
            Net cash used in investing activities                            (1,044)     (5,050)
                                                                            -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of long-term debt, net                                          2,330      27,293
     Repayment of long-term debt                                                 --     (40,000)
     Prepayment premium on extinguishment of long-term debt                      --      (2,400)
     Financing costs and fees                                                    --        (235)
     Issuance of common stock                                                    --      22,579
                                                                            -------    --------
            Net cash provided by financing activities                         2,330       7,237
                                                                            -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          14          (2)
                                                                            -------    --------
            Net decrease in cash                                               (464)         (5)

CASH, beginning of period                                                       464         643
                                                                            -------    --------
CASH, end of period                                                         $     0    $    638
                                                                            =======    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes                                             $   346    $    502
     Cash paid for interest                                                   1,642       5,091

SUPPLEMENTAL NONCASH DISCLOSURES:
     Accretion of preferred stock                                               123          --
     Accrual of preferred stock dividends                                       300          --

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995 AND JUNE 28, 1996
                (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

         The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 1995.

(2) ACCOUNTING POLICIES

         The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 1995. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature

         (a) Fiscal Quarter - The Company's fiscal quarters are defined as the periods ending on the last Friday in March, June or September.

         (b) Inventories - Substantially all finished products and raw materials are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). Following is a summary of the components of inventories as of December 31, 1995 and June 29, 1996:

                                                          December 31,       June 28,
                                                             1995             1996
                                                            -------          -------
                Raw materials ...........................   $ 2,562          $ 5,095
                Finished goods ..........................     9,830           10,443
                                                            -------          -------
                                                             12,392           15,538

                LIFO reserve ............................     ---              ---
                                                            -------          -------
                                                            $12,392          $15,538
                                                            =======          =======

(3) BALANCE DUE TO RIPPLEWOOD HOLDINGS LLC

         At June 28, 1996, the Company owed $611 to Ripplewood Holdings LLC. The balance represents $600 for services associated with the stock offering and $11 in reimbursable expenses.

(4) CREDIT ARRANGEMENTS

         On June 17, 1996, the Company entered into an Amended Credit Facility (as so amended, the "Amended Credit Facility") with Bank One, Dayton, NA and Bank of America Illinois (collectively, the "Banks"). The Amended Credit Facility provided for (I) a Term Loan and (ii) a Revolving Credit Facility, each of which will be secured by substantially all the assets of the Company. At June 28, 1996, $36,730 was available under the Revolving Credit Facility, of which $27,600 was outstanding at interest rates of 8.35%.

         Average borrowings under the Revolving Credit Facility and its predecessors were $17,637 and $1,744 during the six fiscal months ended June 28, 1996 and June 30, 1995, respectively, at an approximate weighted average interest rate of 8.3% and 12.3%, respectively. The maximum borrowings outstanding during the six fiscal months ended June 28, 1996 and June 30, 1995, was $27,600 and $3,120, respectively.

         Following is a summary of the Company's long-term debt as of December 31, 1995 and June 28, 1996:

                                                         December 31,      June 28,
                                                             1995           1996
                                                         -----------    -----------
         Revolving lines of credit                       $    13,280    $    27,600
         Term Loan, bearing interest at 8.35%                     --         13,000
         City of Parsons, KS Economic Development Loan           307            284
         Unsecured Senior Promissory notes, prepaid
                during 1996 (Note 5)                          40,000             --
         Unamortized debt discount                              (575)            --
                                                         -----------    -----------
         Total long-term debt                                 53,012         40,884
         Less current portion                                    (32)        (3,282)
                                                         -----------    -----------
         Long-term portion                               $    52,980    $    37,602
                                                         ===========    ===========

(5) EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT

         In June 1996, the Company extinguished its $40,000 of unsecured promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized financing costs and debt discount of $795 and $537, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,418. The Company funded this repayment with $22,579 in proceeds from its public stock offering, $13,000 in Term Loans and $6,821 in draws on its Revolving Credit Facility.

(6) ACQUISITION OF THE NET ASSETS OF STEEL STRUCTURES, INC.

         On April 29, 1996, the Company purchased, certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., a privately held regional concrete paving products manufacturer based in Kankakee, IL. Steel Structures was an epoxy coater and fabricator of paving products and, prior to the acquisition, was both a major supplier of epoxy coating to the Company and competitor in its concrete paving product line. Certain of the Company's existing paving manufacturing equipment is being relocated from another plant to the former Steel Structures facility in Kankakee. The acquisition will be operated by the Company under the name American Highway Technology.

         The purchase price, including acquisition related costs, is $5,614, subject to post closing adjustments. As of June 28, 1996, the Company has paid $3,800 of the purchase price with the balance due over the next two years. The acquisition has been accounted for as a purchase. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of appraised fair value of the assets acquired and liabilities assumed. Certain appraisals and evaluations are preliminary estimates and may change. In management's opinion, the preliminary allocation of the purchase price is not expected to differ materially from the final allocation.

         Current assets                                       $3,262
         Property, plant and equipment                         1,477
         Goodwill and intangibles                              1,898
                                                              ------
                Total assets acquired                          6,637
         Liabilities assumed                                  (1,023)
                                                              ------
                Net assets acquired                           $5,614
                                                              ======

(7) PUBLIC OFFERING OF COMPANY SHARES

         On June 20 ,1996, the Company completed an initial public offering of Company 1,974,750 shares of Class A Common Shares and received proceeds of $22,579, net of expenses.

(8) SUBSEQUENT EVENT - PUBLIC OFFERING OF COMPANY SHARES

         On July 16, 1996, the underwriters of the Company's initial public offering of Class A Common Shares exercised a portion of their over-allotment option pursuant to which and the Company issued and sold 56,200 shares of Class A Common Shares and Ripplewood Holdings LLC converted 56,200 shares of its Class B Common Shares into Class A Common Shares and sold those shares. The Company's proceeds of $683 from the issuance of those shares were used to reduce the outstanding balance of the Revolving Credit Facility.

PART I ITEM 2-  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

The Company is the largest North American manufacturer and distributor of specialized metal accessories used in concrete and masonry construction. The company's products are used primarily in two segments of the construction industry. Non residential building projects such as institutional buildings, including schools, hospitals and prisons, retail sites, commercial offices and manufacturing facilities make up the first segment. The second segment is infrastructure construction projects such as highways, bridges, utilities, water and waste treatment facilities and airports.

RESULTS OF OPERATIONS

The following table sets forth, the Company's results of operations as a percentage of net sales:

                                 Three fiscal months ended       Six fiscal months ended
                              June 30, 1995   June 28, 1996    June 30, 1995   June 28, 1996
                              ------------    ------------     ------------    ------------
Concrete accessories            100.0%           79.8%           100.0%           79.5%
Masonry accessories                --            20.2               --            20.5
                                -----          ------          -------         -------
Net sales                       100.0           100.0            100.0           100.0
Cost of sales                    69.1            68.3             69.4            68.3
                                -----          ------          -------         -------
Gross profit                     30.9            31.7             30.6            31.7
Selling, general and
 administrative expenses         17.0            16.0             19.9            19.1
Amortization of goodwill
 and intangibles                  1.3             1.2              1.6             1.4
                                -----          ------          -------         -------

Operating income                 12.6            14.5              9.1            11.2

Interest expense, net             3.8             4.4              4.3             5.3
Other, net                         --            (0.1)              --            (0.1)
                                -----          ------          -------         -------
Income before taxes and
 extraordinary item               8.8            10.2              4.8             6.0
Provision for income taxes         --             4.0               --             2.9
                                -----          ------          -------         -------
Income before extraordinary
 item                             8.8             6.2              4.8             3.1
Extraordinary item                 --            (6.3)              --            (3.8)
                                -----          ------          -------         -------
Net income (loss)                 8.8%           (0.1)%            4.8%           (0.7)%
                                =====          ======          =======         =======

COMPARISON OF THE THREE FISCAL MONTHS ENDED JUNE 30, 1995 AND JUNE 28, 1996

The Company reported record net sales of $36,461,000 for the second quarter of 1996, a 40.3% increase from $25,982,000 for the second quarter of 1995. The increase in sales included $7,369,000 from the Company's Dur-O-Wal, Inc. subsidiary, which was acquired in October 1995. The reminder of the growth in net sales is attributable to strong levels of activity in the

U.S. heavy construction market and, to a lesser extent, new concrete accessory product sales. Net sales of masonry accessories in the second quarter of 1996 increased $179,000, or 2.5%, on a pro forma basis over the second quarter of 1995, reflecting a recovery from the effects of severe winter weather experienced in the first quarter of 1996.

On April 29, 1996, the Company purchased, certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., a privately held regional concrete paving products manufacturer based in Kankakee, IL. Steel Structures was an epoxy coater and fabricator of paving products and, prior to the acquisition, was both a major supplier of epoxy coating to the Company and competitor in its concrete paving product line. Certain of the Company's existing paving manufacturing equipment is being relocated from another plant to the former Steel Structures facility in Kankakee. The acquisition will be operated by the Company under the name American Highway Technology. This combination is excepted to provide synergies in purchasing, freight and handling costs and cross-sourcing of products. The impact of this acquisition on sales in the second quarter is estimated by management to have been approximately $900,000.

Gross profit increased $3,524,000, or 43.9%, from $8,026,000 in the second quarter of 1995 to $11,550,000 in the second quarter of 1996. The increase is largely due to gross profit on the sales related to the Company's acquisition of Dur-O-Wal, but higher gross profits were also realized on the Company's sales due to improved selling prices, favorable raw material costs and, to a lesser extent, a shift in sales mix in favor of higher margin products. Major investments in fixed assets, particularly in the concrete paving products line, in 1995 are also providing improved margins in 1996. As a percentage of sales, gross profit increased from 30.9% in 1995 to 31.7% in 1996.

Selling, general and administrative expenses, excluding the amortization of goodwill and intangibles ("SG&A"), increased $1,404,000, or 31.8%, from $4,414,000 in the second quarter of 1995 to $5,818,000 in the second quarter of 1996. As a percent of sales, SG&A expenses fell from 17.0% in the second quarter of 1995 to 16.0% in the second quarter of 1996. On a pro forma basis with Dur-O-Wal, SG&A expenses would have been $5,337,000, or 16.1% of sales, in the second quarter of 1995. Additional expenses associated with the new Kankakee operation acquired in April 1996 and the Westfield, MA service center opened in July 1995 also contributed to the dollar increase in the second quarter of 1996.

Operating income of $5,306,000 in the second quarter of 1996 was also a record, up from $3,262,000 in the first six months of 1995, an increase of 62.7%. Operating income increased due to the factors discussed above. On a pro forma basis including Dur-O-Wal, 1995 second quarter operating income would have been $3,996,000.

Net interest expense increased by $614,000, or 62.7%, from $980,000 in the second quarter of 1995 to $1,594,000 in the second quarter of 1996, due to higher debt levels resulting from the acquisition of Dur-O-Wal, the redemption of $10,000,000 of the Company's preferred shares in October 1995 and the acquisition of the net assets from Steel Structures.

Income before income taxes and extraordinary items was $3,736,000 in the second quarter of 1996 compared to $2,282,000 for the second quarter of 1995, for the reasons discussed above. On a pro forma basis with Dur-O-Wal, income before income taxes and extraordinary item was $4,480,000 for the second quarter of 1996 compared to $3,047,000 for the second quarter of 1995.

The Company did not have a provision for income taxes in the second quarter of 1995 as U.S. net operating carryforward losses were being utilized. The second quarter provision for income taxes returned to a normal level.

An extraordinary loss on the extinguishment of debt in June 1996 resulted from a $2,400,000 prepayment premium on the Company's $40 million 11.75% unsecured senior notes and $1,333,000 in associated unamortized debt discount and financing costs, net of $1,419,000 in income tax benefits. The proceeds of the Company's June 1996 stock offering, and bank borrowings were used to repay the senior notes. (See Liquidity and Capital Resources below).

The net loss of $48,000 in the second quarter of 1996 compares to a net income of $2,282,000 in the second quarter of 1995. The decrease is attributable to the factors described above.

COMPARISON OF THE SIX FISCAL MONTHS ENDED JUNE 30, 1995 AND JUNE 28, 1996

For the first six months of 1996, net sales were a record $60,076,000, a 36.7% increase from $43,959,000 in 1995. Sales by Dur-O-Wal accounted for $12,343,000 of the sales increase. Concrete accessories increased 8.6% from $43,959,000 in the first six months of 1995 to $47,733,000 in the first six months of 1996, due to strong heavy construction activity in the U.S., the April 1996 acquisition of Steel Structures and, to a lesser extent, new concrete accessories product sales. Net sales of masonry accessories decreased $827,000, to $12,343,000 for the first half of 1996 from $13,170,000, on a pro forma basis with Dur-O-Wal, from record volumes in 1995. Masonry accessory sales declined in the first half due to severe winter weather which adversely affected the sales of hot-dipped galvanized masonry accessories which are used in exterior building walls. In addition, a competitor entered the market for hot-dipped masonry accessories in late 1995 which also adversely affected sales of this product in the first six months of 1996.

Gross profit for the first six months of 1996 was $19,019,000, a 41.4% increase over $13,448,000 in the first half of 1995. As a percent of sales, gross margins were also improved at 31.7%, up from 30.6% in 1995. The increase in gross profit is attributable to improved selling prices, favorable raw material costs and, to a lesser extent, a shift in sales mix in favor of higher margin products. Major investments in fixed assets, particularly in the concrete paving products line, in 1995 are also providing payback in the form of improved margins in 1996. On a pro forma basis with Dur-O-Wal, gross profits were up 13.9%, from $16,694,000 for the first half of 1995.

SG&A expenses were down as a percent of sales from 19.9% in the first half of 1995 to 19.1% in the first half of 1996. SG&A expenses increased $2,718,000, or 31.1% from $8,729,000 in the first half of 1995 compared to $11,447,000 in the first half of 1996. On a pro forma basis with Dur-O-Wal, SG&A expenses in the first half of 1995 were $10,473,000, or 18.3% of sales. SG&A expenses were up 8.1% , or $974,000, over
1995 pro forma first half results in part due to new product literature and promotional costs, the addition of the Kankakee operation in April 1996 and the addition of a new service center in Westfield, MA in July 1995.

Operating income of $6,740,000 in the first six months of 1996 was also a record, up from $4,020,000 in the first six months of 1995, an increase of 67.7%. Operating income increased due to the factors discussed above. On a pro forma basis with Dur-O-Wal, 1995 first half operating income would have been $5,308,000.

Interest expense increased 68.3% from $1,889,000 in the first half of 1995 to $3,179,000 in the first half of 1996, due to higher debt resulting from the acquisition of Dur-O-Wal, the redemption of $10,000,000 of the Company's preferred shares in October 1995 and the acquisition of the Kankakee operation in April 1996. On a pro forma basis with Dur-O-Wal and the stock offering, interest expense would have been $1,767,000 in the first half 1995 compared to $1,781,000 in the first half of 1996.

Income before income taxes and extraordinary item increased to $3,577,000 in the first half of 1996 compared to $2,131,000 for the same period in 1995, due to the reasons discussed above. On a pro forma basis, income before income taxes and extraordinary item increased to $5,100,000 for the first half of 1996 compared to $3,505,000 in 1995.

The Company did not have a provision for income taxes in the first half of 1995 as U.S. net operating carry forward losses were being utilized. The first half provision for income taxes returned to a normal level.

An extraordinary loss on the extinguishment of debt in June 1996 resulted from a $2,400,000 prepayment premium on the extinguishment of the Company's $40 million 11.75% unsecured senior notes and $1,333,000 in associated unamortized debt discount and financing costs, net of $1,419,000 in income tax benefits. The proceeds of the June 1996 stock offering, new term notes and additional borrowing on the line of credit were used to repay the senior notes. (See the Liquidity and Capital Resources below.)

The Company had a net loss of $449,000 for the first half of 1996. Net income in 1995 was $2,131,000 for the first half. The decrease is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and, in 1994 and 1995, the issuance of long-term debt and equity.

Net cash used in operating activities for the first six months of 1996 was $2,190,000. Uses of operating cash flow included seasonal increases in accounts receivable and inventory of $7,455,000 and $2,267,000, respectively. Sources of operating cash flow for the first six months of 1996 included $1,865,000 in income before the extraordinary item, $2,704,000 from non-cash charges for depreciation and amortization and seasonal growth in accounts payable of $2,495,000.

At June 28, 1996, working capital was $16,276,000 compared to $14,142,000 at June 30, 1995. Deferred tax benefits recognized in the latter part of 1995, resulted in $1,814,000 of the increase, while $2,185,000 of the increase is attributable to the acquisition of Dur-O-Wal, Inc. The current portion of the new borrowings decreased working capital by $3,250,000. Approximately $850,000 of the increase is a result of the acquisition of the net assets of Steel Structures, Inc. The ratio of current assets to current liabilities was 1.6 to
1.0 at June 28, 1996 and 2.1 to 1.0 at June 30, 1995.

On June 17, 1996, the Company entered into the Amended Credit Facility with Bank One, Dayton, NA and Bank of America Illinois. The Amended Credit Facility provides for (i) term loans to the Company and Dur-O-Wal (together, the "Term Loan") and (ii) revolving credit facilities for the Company and Dur-O-Wal (together, the "Revolving Credit Facility"), each of which is secured by substantially all of the assets of the Company and Dur-O-Wal. The Revolving Credit Facility will terminate in four years and has interest rate options based on (a) Bank One, Dayton, NA's prime rate or (b) LIBOR plus an amount between 1.00% and 2.75% (LIBOR plus 1.75% at June 28, 1996) depending on the level of EBITDA and certain other financial ratios. A commitment fee of between 0.125% and 0.50% per annum (0.25% per annum at June 28, 1996) will be payable on the average unused amount with the rate dependent on the level of EBITDA and certain other financial ratios. Amounts available under the Revolving Credit Facility will be equal to the lessor of (i) $37,000 or (ii) the sum of (x) 85% of eligible accounts receivable, (y) 60% of eligible inventories and (z) an amount of up to $10,000,000 at closing, decreasing in steps to zero on October 1, 1997. At June 28, 1996, $36,730,000 of the Revolving Credit Facility was available, of which $27,600,000 of borrowings were outstanding. The principal amount of the Term Loan is $13,000,000 which is due in full in four years with mandatory quarterly principal payments of $812,500 plus interest beginning on October 1, 1996. The Term Loan permits the Company to choose from various interest rate options. The Amended Credit Facility contains restrictive covenants, which, among other things, require the Company to maintain certain specified financial ratios and limit the Company's ability to incur debt, make acquisitions and capital expenditures and pay dividends. The Company used $7,056,000 in Revolving Credit Facility borrowings and $13,000,000 in Term Loan borrowing together with the net public stock offering proceeds of $22,579,000 to repay $40,000,000 in long term debt, $2,400,000 in associated prepayment premium and $235,000 in financing costs on the Amended Credit Facility.

Borrowing levels vary during the course of a year based upon the Company's seasonal working capital needs. The Company's sales are highly seasonal due to the impact weather on the heavy construction industry. Beginning at the end of the first quarter, the Company's sales typically increase sharply, reaching a peak around the end of the second quarter or beginning of the third quarter. The Company's accounts receivable normally increase from the beginning of the year to the end of the third quarter. Inventory generally begins to buildup during the middle of the first quarter and remains at a high level until the fourth quarter. This results in a seasonal need for working capital.

At June 28, 1996, the Company had $40,884,000 of long-term debt outstanding, $3,282,000 of which was current. The approximate weighted average interest rate on the outstanding debt was 8.35%.

The Company invested $1,250,000 in property, plant and equipment additions during the first six months of 1996 and has additional planned capital expenditures during the remainder of 1996 of approximately $1,100,000.

In addition, the Company has paid $3,800,000 of the $5,614,000 purchase price for the net assets of Steel Structures, Inc. $1,014,000 of the remaining purchase price will be paid during the third quarter of 1996 with the balance payable over the next two years.

The Company believes that its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in absence of additional acquisitions.

The Company intends to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent the Company uses cash for all or part of any such acquisitions, it expects to raise such cash primarily from cash generated from operations, borrowings under the Amended Credit Facility or, if feasible and attractive, issuances of long-term debt or additional Class A Common Shares.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DAYTON SUPERIOR CORPORATION
                                    ---------------------------


 DATE: August 9, 1996               BY: /s/Richard L. Braswell
      ------------------------      -------------------------------------------
                                    Richard L. Braswell
                                    Vice President Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

                                     INDEX TO EXHIBITS
                                     -----------------


(11)              Statement Re: Computation of Earnings Per Share:
                  11.1     Computation of Earnings Per Share......................................        *

(27)              Financial Data Schedule.........................................................        *

- -------------------

"*"               Indicates the Exhibit is filed with this Report.