Form 10-Q
period 1996-09-27
DAYTON SUPERIOR CORP
filed 1996-10-30
CIK 854709

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED         SEPTEMBER 27, 1996

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER  1-11781

                         DAYTON SUPERIOR CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                      OHIO                            31-0676346
       --------------------------------     ---------------------------
       (State or other jurisdiction of            (I.R.S. Employer
         Incorporation or organization)          Identification No.)

           721 Richard Street
           Miamisburg, Ohio                             45342
  -----------------------------------------         ------------
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   937-866-0711
                                                     --------------

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                              YES     X         NO
                                                    -----          -----

5,665,550 Shares of Common Stock were outstanding as of October 30, 1996

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                December 31,    Sept 27,
                                                   1995           1996
                                                ------------  -----------
                                                              (Unaudited)
ASSETS                                            (Amounts in thousands)
CURRENT ASSETS:
  Cash                                                $643          $889
  Accounts Receivable, net of allowance for
   doubtful accounts of $708 and $660               11,724        21,735
  Inventories (Note 2)                              12,392        15,338
  Rental equipment, net                              1,235         1,867
  Prepaid expenses                                     474           583
  Prepaid income taxes                                 436           427
  Future tax benefits                                1,393         1,393
                                                  --------      --------
   Total current assets                             28,297        42,232
                                                  --------      --------

PROPERTY, PLANT & EQUIPMENT:                        27,560        31,031
  Less accumulated depreciation                    (10,000)      (12,455)
                                                  --------      --------
   Net property, plant & equipment                  17,560        18,576
                                                  --------      --------

GOODWILL AND INTANGIBLE ASSETS,
  net of accumulated amortization (Note 2)          57,734        57,860
OTHER ASSETS                                           269        --
                                                  --------      --------
            Total assets                          $103,860      $118,668
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)           $32        $3,282
  Accounts payable                                   8,043        12,553
  Accrued compensation and benefits                  3,889         3,794
  Accrued liabilities                                3,987         3,200
  Income taxes payable                                  --           655
  Accrued interest                                   2,063           754
                                                  --------      --------
   Total current liabilities                        18,014        24,238

LONG-TERM DEBT (Note 3)                             52,980        36,061
DEFFERED INCOME TAXES                                2,781         2,558
OTHER LONG-TERM LIABILITIES                          2,600         2,877
                                                  --------      --------
   Total liabilities                                76,375        65,734
                                                  --------      --------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Class A Common Shares                             17,483        32,932
  Class B Common Shares                              1,942         9,749
  Cumulative foreign currency translation
    adjustment                                        (139)         (141)
  Excess pension liability                             (50)          (50)
  Retained earnings                                  8,330        10,444
  Treasury shares, Class A Common, at cost             (81)           --
                                                  --------      --------
   Total shareholders' equity                       27,485        52,934
                                                  --------      --------
            Total liabilities and shareholders'
              equity                              $103,860      $118,668
                                                  ========      ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Fiscal Months Ended  Nine Fiscal Months Ended
                                                -------------------------  ------------------------
                                                  Sept 29,     Sept 27,     Sept 29,      Sept 27,
                                                    1995        1996         1995           1996
                                                 ------------ ----------   ----------    ----------
                                                 (Unaudited)  (Unaudited) (Unaudited)    (Unaudited)
                                             (Amounts in thousands, except share and per share amounts)
NET SALES                                          $25,150     $37,086      $69,109      $97,162

COST OF SALES                                       17,014      25,486       47,525       66,543
                                                 ---------   ---------    ---------    ---------

  Gross profit                                       8,136      11,600       21,584       30,619

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES          4,440       5,940       13,169       17,387

AMORTIZATION OF GOODWILL AND INTANGIBLES               352         435        1,051        1,267
                                                 ---------   ---------    ---------    ---------

  Operating income                                   3,344       5,225        7,364       11,965

OTHER EXPENSES:

  Interest expense, net                                909         823        2,798        4,002

  Other, net                                            --          70           --           54
                                                 ---------   ---------    ---------    ---------

  Income before income taxes and
    extraordinary item                               2,435       4,332        4,566        7,909

PROVISION FOR INCOME TAXES                             312       1,769          312        3,481
                                                 ---------   ---------    ---------    ---------

  Income before extraordinary item                   2,123       2,563        4,254        4,428

EXTRAORDINARY ITEM, Loss on extinguishment of debt,
  net of income tax effect of $1,418 (Note 4)           --          --           --       (2,314)
                                                 ---------   ---------    ---------    ---------

  Net income (loss)                                  2,123       2,563        4,254        2,114

Dividends on Redeemable Preferred Shares              (150)         --         (450)          --

Accretion on Redeemable Preferred Shares               (61)         --         (184)          --
                                                 ---------   ---------    ---------    ---------

Net income (loss) available to common shareh        $1,912      $2,563       $3,620       $2,114
                                                 =========   =========    =========    =========

Income per share before extraordinary item           $0.55       $0.44        $1.04        $0.96

Extraordinary item per share                         $0.00       $0.00        $0.00       ($0.50)
                                                 ---------   ---------    ---------    ---------

Net income (loss) per share                          $0.55       $0.44        $1.04        $0.46
                                                 =========   =========    =========    =========

Weighted average common and common equivalent
  shares outstanding                             3,479,461   5,873,881    3,479,461    4,598,367
                                                 =========   =========    =========    =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Nine Fiscal Months Ended September 29, 1995 and September 27, 1996

                                                                          Sept 29,     Sept 27,
                                                                           1995         1996
                                                                        -----------  ----------
                                                                        (Unaudited)  (Unaudited
                                                                         (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $4,254       $2,114
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Extraordinary loss on extinguishment of debt                               --        2,314
    Depreciation                                                            1,822        2,948
    Amortization of goodwill and intangibles                                1,051        1,267
    Deferred income taxes                                                      --          427
    Amortization of debt discount and deferred financing costs                223          176
    Loss (gain) on sales of assets                                             --           (5)
  Change in assets and liabilities, net of the effects of acquisition:
    Accounts receivable                                                    (5,282)      (7,274)
    Inventories                                                              (430)      (2,570)
    Rental equipment                                                         (687)        (984)
    Accounts payable                                                        2,509        4,097
    Accrued liabilities                                                      (458)        (381)
    Income tax payable                                                       (623)         664
    Accrued interest                                                          882       (1,309)
    Other, net                                                               (115)          81
                                                                         --------     --------
      Net cash provided by/(used in) operating activities                   3,146        1,565
                                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment additions                                  (2,272)      (2,137)
  Proceeds from sales of assets                                                 7            7
  Acquisition of the net assets of Steel Structures, Inc. (Note 5)             --       (4,845)
                                                                         --------     --------
      Net cash provided by/(used in) investing actities                    (2,265)      (6,975)
                                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt, net                                             125       25,838
  Repayment of long-term debt                                                  --      (40,000)
  Prepayment premium on extinguishment of long-term debt                       --       (2,400)
  Financing costs and fees                                                     --         (367)
  Fees paid to former shareholder                                              --         (750)
  Dividend payments                                                          (300)          --
  Issuance of common stock                                                     --       23,337
                                                                         --------     --------
      Net cash provided by/(used in) financing activities                    (175)       5,658
                                                                         --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        29           (2)

                                                                         --------     --------
      Net increase/(decrease) in cash                                         735          246

CASH, beginning of period                                                     464          643

                                                                         --------     --------
CASH, end of period                                                        $1,199         $889
                                                                         ========     ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for income taxes                                                 $880       $1,612
  Cash paid for interest                                                    1,617        5,150

SUPPLEMENTAL NONCASH DISCLOSURES:
  Accretion of preferred stock                                                184           --
  Accrual of preferred stock dividends                                        450           --

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1995 AND SEPTEMBER 27, 1996
                (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

         The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company=s annual financial statements for the year ended December 31, 1995.

(2) ACCOUNTING POLICIES

         The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 1995. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company=s best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature

         (a) Fiscal Quarter - The Company=s fiscal quarters are defined as the periods ending on the last Friday in March, June or September.

         (b) Inventories - Substantially all finished products and raw materials are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). Following is a summary of the components of inventories as of December 31, 1995 and September 27, 1996:

                                                            December 31,     September 27,
                                                                1995              1996
                                                            ------------     -------------
                Raw materials ...........................     $ 2,562            $ 4,840
                Finished goods ..........................       9,830             10,498
                                                              -------            -------
                                                               12,392             15,338

                LIFO reserve ............................       ---                 ---
                                                              -------            -------
                                                              $12,392            $15,338
                                                              =======            =======

(3) CREDIT ARRANGEMENTS

         On June 17, 1996, the Company entered into an Amended Credit Facility (as so amended, the "Amended Credit Facility") with Bank One, Dayton, NA and Bank of America Illinois (collectively, the "Banks"). The Amended Credit Facility provided for (i) a Term Loan and (ii) a Revolving Credit Facility, each of which will be secured by substantially all the assets of the Company. At September 27, 1996, $33,744 was available under the Revolving Credit Facility, of which $26,059 was outstanding at a weighted average interest rate of 7.5%.

         Average borrowings under the Revolving Credit Facility and its predecessors were $20,377 and $1,567 during the nine fiscal months ended September 27, 1996 and September 29, 1995, respectively, at an approximate weighted average interest rate of 8.4% and 12.9%, respectively. The maximum borrowings outstanding during the nine fiscal months ended September 27, 1996 and September 29, 1995, was $28,180 and $3,240, respectively.

         Following is a summary of the Company's long-term debt as of December 31, 1995 and September 27, 1996:

                                                            December 31,     September 27,
                                                                1995             1996
                                                            -------------    -------------
         Revolving lines of credit                             $13,280          $26,059
         Term Loan, bearing a weighted average                   --              13,000
                interest rate of 7.97%
         City of Parsons, KS Economic Development Loan            307               284
         Unsecured Senior Promissory notes, prepaid
                during 1996 (Note 4)                           40,000                --
         Unamortized debt discount                               (575)               --
                                                              -------            ------
         Total long-term debt                                  53,012            39,343
         Less current portion                                     (32)           (3,282)
                                                              --------           -------
         Long-term portion                                     $52,980           $36,061
                                                               =======           =======

(4) EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT

         In June 1996, the Company extinguished its $40,000 of unsecured promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized financing costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $22,654 in proceeds from its public stock offering, $13,000 in Term Loans and $6,746 in draws on its Revolving Credit Facility.

(5) ACQUISITION OF THE NET ASSETS OF STEEL STRUCTURES, INC.

         On April 29, 1996, the Company purchased, certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., a privately held regional concrete paving products manufacturer based in Kankakee, IL. Steel Structures was an epoxy coater and fabricator of paving products and, prior to the acquisition, was both a major supplier of epoxy coating to the Company and competitor in its concrete paving product line. Certain of the Company's existing paving manufacturing equipment has been relocated from another plant to the former Steel Structures facility in Kankakee. The acquisition will be operated by the Company under the name American Highway Technology.

         The purchase price, including acquisition related costs of $130, is $5,644, subject to post closing adjustments. As of September 27, 1996, the Company has paid $4,845 of the purchase price with the balance due over the next two years. The acquisition has been accounted for as a purchase. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of appraised fair value of the assets acquired and liabilities assumed. Certain evaluations are preliminary estimates and may change. In the opinion of management, the preliminary allocation of the purchase price is not expected to differ materially from the final allocation.

         Current assets                              $3,197
         Property, plant and equipment                1,477
         Goodwill and intangibles                     1,478
                                                     ------
                Total assets acquired                 6,152
         Liabilities assumed                         (  508)

                Net assets acquired                  $5,644
                                                     ======

(6) PUBLIC OFFERING OF COMPANY SHARES

         On June 20 ,1996, the Company completed an initial public offering of Company 1,974,750 shares of Class A Common Shares and received proceeds of $22,654, net of expenses.

         On July 16, 1996, the underwriters of the Company's initial public offering of Class A Common Shares exercised a portion of their over-allotment option pursuant to which the Company issued 56,200 shares of Class A Common Shares and Ripplewood Holdings LLC converted 56,200 shares of its Class B Common Shares into Class A Common Shares and sold those shares. The Company's proceeds of $683 from the issuance of those shares were used to reduce the outstanding balance of the Revolving Credit Facility.

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

RESULTS OF OPERATIONS

The following tables set forth, the Company's results of operations as a percentage of net sales:

                                                         Three fiscal months ended
                                                Actual        Pro Forma (1)         Actual
                                            Sept 29, 1995     Sept 29, 1995      Sept 27, 1996
                                            -------------     -------------     --------------
Concrete accessories                           100.0%              79.1%              79.4%
Masonry accessories                               --               20.9               20.6
                                            --------             ------             ------
Net sales                                      100.0              100.0              100.0
Cost of sales                                   67.6               69.6               68.7
                                            --------             ------             ------
Gross profit                                    32.4               30.4               31.3
Selling, general and
 administrative expenses                        17.7               16.7               16.0
Amortization of goodwill
 and intangibles                                 1.4                1.4                1.2
                                            --------             ------              -----

Operating income                                13.3               12.3               14.1

Interest expense, net                            3.6                2.7                2.2
Other, net                                        --                 --                0.2
                                            --------             ------              -----
Income before taxes and
 extraordinary item                              9.7                9.6               11.7
Provision for income taxes                       1.3                1.8                4.8
                                            --------             ------              -----
Net income (loss)                                8.4%               7.8%               6.9%
                                            ========             ======              =====


                                                          Nine fiscal months ended
                                                Actual        Pro Forma (1)         Actual
                                            Sept 29, 1995     Sept 29, 1995      Sept 27, 1996
                                            -------------     -------------     --------------
Concrete accessories                           100.0%                77.7%              79.4%
Masonry accessories                               --                 22.3               20.6
                                              ------               ------             ------
Net sales                                      100.0                100.0              100.0
Cost of sales                                   68.8                 70.4               68.5
                                              ------               ------             ------
Gross profit                                    31.2                 29.6               31.5
Selling, general and
 administrative expenses                        19.0                 17.7               17.9
Amortization of goodwill
 and intangibles                                 1.5                  1.6                1.3
                                              ------               ------            -------

Operating income                                10.7                 10.3               12.3

Interest expense, net                            4.1                  2.9                4.1
Other, net                                        --                   --                0.1
                                              ------               ------            -------
Income before taxes and
 extraordinary item                              6.6                  7.4                8.1
Provision for income taxes                       0.4                  1.3                3.5
                                              ------               ------            -------
Income before extraordinary
 item                                            6.2                  6.1                4.6
Extraordinary item                                --                   --               (2.4)
                                              ------                                 -------
Net income (loss)                                6.2%                 6.1%               2.2%
                                              ======               ======            =======

(1) This column gives effect to the acquisition of Dur-O-Wal, Inc. and the public offering of Company shares as if they had occurred on January 1, 1995. The pro forma information does not purport to represent the Company's results of operations had such transactions, in fact, occurred on that date, or the results that can be expected in the future.

ACQUISITION OF THE NET ASSETS OF STEEL STRUCTURES, INC.

On April 29, 1996, the Company purchased, certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., a privately held regional concrete paving products manufacturer based in Kankakee, IL. Steel Structures was an epoxy coater and fabricator of paving products and, prior to the acquisition, was both a major supplier of epoxy coating to the Company and competitor in its concrete paving product line. Certain of the Company's existing paving manufacturing equipment have been relocated from another plant to the former Steel Structures facility in Kankakee. The acquisition is being operated by the Company under the name American Highway Technology. This combination is expected to provide synergies in purchasing, freight and handling costs and cross-sourcing of products.

COMPARISON OF THE THREE FISCAL MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 27, 1996

The Company reported record net sales of $37,086,000 for the third quarter of 1996, a 47.5% increase from $25,150,000 for the third quarter of 1995. The increase in net sales included $7,622,000 from the Company's Dur-O-Wal, Inc. subsidiary, which was acquired in October 1995. The reminder of the growth in net sales is attributable to strong levels of activity in the U.S. heavy construction market, the addition of the American Highway Technology acquisition, which management estimates the net sales impact to be $1,100,000, and, to a lesser extent, new concrete accessory product sales. Net sales of masonry accessories in the third quarter of 1996 increased $975,000, or 14.7%, on a pro forma basis over the record third quarter of 1995. The record quarter for masonry accessories reflects improved market share and the management belief that the poor first quarter weather delayed a number of masonry construction projects, thus increasing sales in both the second and third quarters. Wet weather in the east and southeast from hurricanes and heavy rains in the Gulf states hampered sales in all product lines in the latter part of the third quarter.

Gross profit increased $3,464,000, or 42.6%, from $8,136,000 in the third quarter of 1995 to $11,600,000 in the third quarter of 1996. The increase is largely due to gross profit on the sales related to the Company's acquisition of Dur-O-Wal, but higher gross profits were also realized on the Company's concrete accessories products due to improved selling prices and a shift in sales mix in favor of higher margin products. In addition, favorable raw material costs in all product categories contributed to the improvement in gross profits for the quarter. Major investments in fixed assets, particularly in the concrete paving products line, in 1995 are also providing improved margins in 1996. As a percentage of sales, gross profit decreased from 32.4% in 1995 to 31.3% in 1996, but increased from to 30.4% on a pro forma basis for the third quarter of 1995.

Selling, general and administrative expenses, excluding the amortization of goodwill and intangibles ("SG&A"), increased $1,500,000, or 33.8%, from $4,440,000 in the third quarter of 1995 to $5,940,000 in the third quarter of 1996. As a percent of sales, SG&A expenses fell from 17.7% in the third quarter of 1995 to 16.0% in the third quarter of 1996. Additional expenses associated with the new American Highway Technology operation acquired in April 1996 and new public company related charges contributed to the dollar increase in SG&A over the 1995 pro forma results. On a pro forma basis with Dur-O-Wal, SG&A expenses would have been $5,305,000, or 16.7% of sales, in the third quarter of 1995.

Operating income of $5,225,000 in the third quarter of 1996 was up from $3,344,000 in the third quarter of 1995, an increase of 56.3%. Operating income increased due to the factors discussed above. On a pro forma basis including Dur-O-Wal, 1995 third quarter operating income would have been $3,898,000.

Net interest expense decreased by $86,000, or 9.5%, from $909,000 in the third quarter of 1995 to $823,000 in the third quarter of 1996, in spite of higher borrowing levels, due to favorable interest rates obtained in the June 1996 debt restructuring.

Income before income taxes and extraordinary items was $4,332,000 in the third quarter of 1996 compared to $2,435,000 for the third quarter of 1995, for the reasons discussed above. On a pro forma basis with Dur-O-Wal, income before income taxes and extraordinary item would have been $3,064,000 for the third quarter of 1995.

The Company had only a $312,000 provision for income taxes in the third quarter of 1995 as U.S. net operating carryforward losses were being utilized. The 1996 third quarter provision for income taxes returned to a normal level.

The net income of $2,563,000 in the third quarter of 1996 compares to a net income of $2,123,000 in the third quarter of 1995. The increase is attributable to the factors described above.

COMPARISON OF THE NINE FISCAL MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 27, 1996

For the first nine months of 1996, net sales were a record $97,162,000, a 40.6% increase from $69,109,000 in 1995. Sales by Dur-O-Wal accounted for $19,965,000 of the sales increase. Concrete accessories increased 11.7% from $69,109,000 in the first nine months of 1995 to $77,197,000 in the first nine months of 1996, due to strong heavy construction activity in the U.S., the April 1996 American Highway Technology acquisition and, to a lesser extent, new concrete accessories product sales. Net sales of masonry accessories increased $148,000, to a record $19,965,000 for the first nine months of 1996 from $19,817,000, on a pro forma basis with Dur-O-Wal. Masonry accessory sales are recovering from severe winter weather which adversely affected the sales of hot-dipped galvanized masonry accessories which are used in exterior building walls. The Company believes that it has increased overall market share despite the presence of a competitor in the market for hot-dipped masonry accessories. Management estimates that American Highway Technology added $2,000,000 in incremental sales since April 1996 and that the outlook for 1997 is higher as extensive improvements to the Kankakee operations have slowed the shipment of concrete paving products in 1996.

Gross profit for the first nine months of 1996 was $30,619,000, a 41.9% increase over $21,584,000 for the first nine months of 1995. As a percent of sales, gross margin was also improved at 31.5%, up from 31.2% in 1995. The increase in gross profit is attributable to improved selling prices and a shift in sales mix in favor of higher margin products on the Company's concrete accessory products. In addition, favorable raw material costs contributed to the improvement in 1996 gross profits. Major investments in fixed assets, particularly in the concrete paving products line, in 1995 are also providing payback in the form of improved margins in 1996. On a pro forma basis with Dur-O-Wal, gross profit was up 16.2%, from $26,357,000 for the first nine months of 1995.

SG&A expenses were down as a percent of sales from 19.0% in the first nine months of 1995 to 17.9% in the first nine months of 1996. SG&A expenses increased $4,218,000, or 32.0% from $13,169,000 in the first nine months of 1995 compared to $17,387,000 in the first nine months of 1996. On a pro forma basis with Dur-O-Wal, SG&A expenses in the first nine months of 1995 were $15,778,000, or 17.7% of sales. SG&A expenses were up 9.4% , or $1,484,000, over 1995 pro forma first nine months results in part due to new product literature and promotional costs, the addition of the Kankakee operation in April 1996, the addition of a new service center in Westfield, MA in July 1995 and new public company related charges.

Operating income of $11,965,000 in the first nine months of 1996 was also a record, up from $7,364,000 in the first nine months of 1995, an increase of 62.5%. Operating income increased due to the factors discussed above. On a pro forma basis with Dur-O-Wal, 1995 first nine months operating income would have been $9,206,000.

Interest expense increased 43.0% from $2,798,000 in the first nine months of 1995 to $4,002,000 in the first nine months of 1996, due to higher debt resulting from the acquisition of Dur-O-Wal, the redemption of $10,000,000 of the Company's preferred shares in October 1995 and the acquisition of the American Highway Technology Kankakee operation in April 1996. Favorable interest rates obtained in the June 1996 debt restructuring reduced the weighted average interest rate from 12.9% in 1995 to 8.4% in 1996 on the revolving credit facility and from 11.8% in 1995 to 8.0% in 1996 on term borrowings. On a pro forma basis with Dur-O-Wal and the stock offering, interest expense would have been $2,600,000 in the first nine months 1995 compared to $2,604,000 in the first nine months of 1996.

Income before income taxes and extraordinary item increased $3,343,000 to $7,909,000 in the first nine months of 1996 compared to $4,566,000 for the same period in 1995, due to the reasons discussed above. On a pro forma basis, income before income taxes and extraordinary item increased to $9,432,000 for the first nine months of 1996 compared to $6,579,000 in 1995.

The Company had only a $312,000 provision for income taxes in the first nine months of 1995 as U.S. net operating carryforward losses were being utilized. The 1996 provision for income taxes returned to a normal level.

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

The Company had net income of $2,114,000 for the first nine months of 1996. Net income in 1995 was $4,254,000 for the first nine months. The decrease is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and, in 1994 and 1995, the issuance of long-term debt and equity.

Net cash provided by operating activities for the first nine months of 1996 was $1,565,000. Sources of operating cash flow for the first nine months of 1996 included $4,428,000 in income before the extraordinary item, $4,215,000 from non-cash charges for depreciation and amortization, $664,000 increase in income taxes payable and seasonal growth in accounts payable of $4,097,000. Uses of operating cash flow included seasonal increases in accounts receivable and inventory of $7,274,000 and $2,570,000, respectively. Other uses of cash from operations included $1,309,000 in reduction of accrued interest and $984,000 in increases to the rental equipment fleet.

At September 27, 1996, working capital was $17,994,000 compared to $13,616,000 at September 29, 1995. Deferred tax benefits first recognized in the fourth quarter of 1995, resulted in $1,814,000 of the increase, while $1,535,000 of the increase is attributable to the acquisition of Dur-O-Wal, Inc. The current portion of the new borrowings decreased working capital by $3,250,000. Approximately $850,000 of the increase is a result of the acquisition of the net assets of Steel Structures, Inc. The ratio of current assets to current liabilities was 1.7 to 1.0 at September 27, 1996 and 2.0 to 1.0 at September 29, 1995.

On June 17, 1996, the Company entered into the Amended Credit Facility with Bank One, Dayton, NA and Bank of America Illinois. The Amended Credit Facility provides for (I) term loans to the Company and Dur-O-Wal (together, the "Term Loan") and (ii) revolving credit facilities for the Company and Dur-O-Wal (together, the "Revolving Credit Facility"), each of which is secured by substantially all of the assets of the Company and Dur-O-Wal. The Revolving Credit Facility will terminate in four years and has interest rate options based on (a) Bank One, Dayton, NA's prime rate or (b) LIBOR plus an amount between 1.00% and 2.75% (LIBOR plus 1.75% at September 27, 1996, decreasing to LIBOR plus 1.50% effective December 1, 1996) depending on the level of EBITDA and certain other financial ratios. A commitment fee of between 0.125% and 0.50% per annum (0.25% per annum at September 27, 1996) will be payable on the average unused amount with the rate dependent on the level of EBITDA and certain other financial ratios. Amounts available under the Revolving Credit Facility will be equal to the lessor of (i) $37,000,000 or (ii) the sum of (x) 85% of eligible accounts receivable, (y) 60% of eligible inventories and (z) an amount of up to $10,000,000, ($7,500,000 at September 27, 1996), decreasing in steps to zero on October 1, 1997. At September 27, 1996, $33,744,000 of the Revolving Credit Facility was available, of which $26,059,000 of borrowings were outstanding. The principal amount of the Term Loan is $13,000,000 which is due in full in four years with mandatory quarterly principal payments of $812,500 plus interest beginning on October 1, 1996. The Term Loan permits the Company to choose from various interest rate options. The Amended Credit Facility contains restrictive covenants, which, among other things, require the Company to maintain certain specified financial ratios and limit the Company's ability to incur debt, make acquisitions and capital expenditures and pay dividends. The Company used $6,746,000 in Revolving Credit Facility borrowings and $13,000,000 in Term Loan borrowing together with the net public stock offering proceeds of $22,654,000 to repay $40,000,000 in long term debt, $2,400,000 in associated prepayment premium on the Amended Credit Facility. In addition, the Company funded $235,000 in financing costs with borrowings from the Amended Credit Facility.

Borrowing levels vary during the course of a year based upon the Company's seasonal working capital needs. The Company's sales are highly seasonal due to the impact of weather on the heavy construction industry. Beginning at the end of the first quarter, the Company's sales typically increase sharply, reaching a peak around the end of the second quarter or beginning of the third quarter. The Company's accounts receivable normally increase from the beginning of the year to the end of the third quarter. Inventory generally begins to buildup during the middle of the first quarter and remains at a high level until the fourth quarter. This results in a seasonal need for working capital.

At September 27, 1996, the Company had $39,343,000 of long-term debt outstanding, $3,282,000 of which was current. The approximate weighted average interest rate on the outstanding debt was 7.65%.

The Company invested $2,137,000 in property, plant and equipment additions during the first nine months of 1996 and has additional planned capital expenditures during the remainder of 1996 of approximately $520,000.

In addition, the Company has paid $4,845,000 of the $5,644,000 purchase price for the net assets of Steel Structures, Inc. $25,000 of the remaining purchase price will be paid during the fourth quarter of 1996 with the balance payable over the next two years.

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

                              DAYTON SUPERIOR CORPORATION
                              ---------------------------

DATE: October 30, 1996        BY:  /s/Richard L. Braswell
      ---------------------       ------------------------
                                Richard L. Braswell
                                Vice President Finance and Treasurer
                                (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS
                                -----------------

(11)              Statement Re: Computation of Earnings Per Share:
                  11.1     Computation of Earnings Per Share................... *

(27)              Financial Data Schedule...................................... *

-------------------

"*"               Indicates the Exhibit is filed with this Report.