Form 10-K
period 1996-12-31
DAYTON SUPERIOR CORP
filed 1997-03-27
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11781

                           DAYTON SUPERIOR CORPORATION
             (Exact name of registrant as specified in its charter)

         Ohio                                        31-0676346
(State of incorporation)                    (I.R.S. Employer Identification No.)

                               721 Richard Street
                             Miamisburg, Ohio 45342
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (937) 866-0711

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                   --------------------
Class A Common Shares, without par value              New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the close of business on March 17, 1997, the aggregate market value of voting shares held by non-affiliates of the registrant (determined by multiplying the highest selling price of Class A Common Shares on the New York Stock Exchange on such date by the total number of Class A Common Shares outstanding not beneficially owned by directors or officers of the registrant or Ripplewood Holdings L.L.C.) was $47,108,173.

Number of Class A Common Shares, outstanding on March 17, 1997         4,225,454
Number of Class B Common Shares, outstanding on March 17, 1997         1,466,350

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 8, 1997 (definitive copies of which were filed with the Securities and Exchange Commission on March 27, 1997) are incorporated by reference in Part III of this Report.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

               Dayton Superior Corporation (the "Company") believes it is the largest North American manufacturer and distributor of specialized metal accessories used in concrete construction and masonry construction on the basis of sales. The Company's products are used primarily in two segments of the construction industry: non-residential building projects such as institutional buildings, retail sites, commercial offices and manufacturing facilities; and infrastructure projects such as highways, bridges, utilities, water and waste treatment facilities and airport runways.

               The Company's distribution system consists of a network of 22 Company-operated service/distribution centers in the United States and Canada with over 3,000 customers, including stocking dealers, brokers, rebar fabricators, precast concrete manufacturers and brick and concrete block manufacturers, using an on-line inventory tracking system.

               The Company manufactures most of its products at five principal facilities in the United States using, in many cases, high-volume, automated equipment designed and built or custom modified by in-house personnel. The Company sells approximately 12,300 different products in two principal product lines (concrete accessories, which include concrete paving products, and masonry accessories), including products designed to hold rebar in place, support concrete framework, reinforce masonry walls and create attachment points on concrete or masonry surfaces. The Company's product lines are marketed under the Dayton Superior(R) name, in the case of concrete accessories, and under the Dur-O-Wal(R) name, in the case of masonry accessories.

               The Company was incorporated in 1959. The Company's principal executive offices are located at 721 Richard Street, Miamisburg, Ohio 45342, and its telephone number is (937) 866-0711.

PRODUCTS

               Although almost all of the Company's products are used in concrete or masonry construction, the function and nature of the products differ widely. The Company currently offers more than 12,300 different items and believes its brand names Dayton Superior(R), Dur-O-Wal(R), and American Highway Technology(R) are widely recognized in the construction industry. The Company continually attempts to increase the number of products it offers by using two product development teams to introduce new products and refine existing products.

               Concrete Accessories (including concrete paving products). The Company's concrete accessories products are comprised primarily of wall-forming products, concrete paving products, bridge deck products, bar supports, precast and prestressed concrete construction products, tilt-up construction products and chemicals used in concrete construction. Sales of concrete accessories accounted for approximately $98.6 million, or 79%, of the net sales of the Company in 1996. The Company estimates that wall-forming products and concrete paving products each accounted for approximately one-fifth of its concrete accessories sales in 1996.

               Wall-forming products, such as snap ties, coil ties, she bolts and he bolts, are used in the fabrication of job-built and prefabricated modular forms for poured-in-place concrete walls. The products, which generally are not reusable, are made of wire or plastic (or a combination of both materials) and generally are manufactured by the Company on customized high-speed automatic equipment.

               The Company's concrete paving products consist primarily of welded dowel assemblies and dowel baskets used to transfer dynamic loads between two adjacent slabs of concrete roadway. Concrete paving products are used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. The Company sells concrete paving products under both the American Highway Technology(R) and Dayton Superior(R) names. The Company manufactures welded dowel assemblies primarily using automated and semi-automatic equipment.

               Bridge deck products (used to support the formwork of bridges) include hangers and sidewalk overhang brackets (used to support the formwork used by contractors in the construction and rehabilitation of bridges), coil nuts and bolts, haunch carriers, screen supports and cast wing nuts.

               Bar supports are non-structural metal or plastic accessories used to position rebar within a horizontal slab or form to be filled with concrete. Bar supports often are plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar. The Company sells more than 100 basic types of bar supports in a wide variety of standard and custom sizes and finishes.

               Precast and prestressed concrete construction products, such as anchors, inserts, holddowns and pushdowns, are used in the manufacture of precast concrete panels and prestressed concrete beams and structural members. Precast concrete panels and prestressed concrete beams are fabricated away from the construction site and transported to the site for erection. Precast concrete panels are used in the construction of prisons, freeway sound barrier walls, external building facades and other similar applications. Prestressed concrete beams use multiple strands of steel cable under tension embedded in a concrete beam to provide rigidity and bearing strength, and often are used in the construction of bridges, parking garages and other applications where long, unsupported spans are required.

               The Company offers a complete line of inserts, lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to "tilt up" the walls, which then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction.

               The Company also manufactures or distributes chemicals used in concrete construction, including form coatings, bond breakers, curing agents, liquid hardeners, sealers, water repellents, bonding agents, epoxy grouts, floor hardeners, patching cements, self-leveling floor under-layments and coatings. While the Company believes that it is currently a small competitor in the approximately $1 billion North American market for concrete construction chemicals, this has been a growing product line.

               Masonry Accessories. The Company's masonry accessories product line consists primarily of masonry wall reinforcement ("MWR") products, masonry anchors and other accessories used in masonry construction and restoration. These products are manufactured and sold primarily by the Company's

Dur-O-Wal, Inc. subsidiary. Sales of masonry accessories accounted for approximately $25.9 million, or 21%, of the net sales of the Company in 1996.

               The Company believes that it is the largest manufacturer of MWR products in North America on the basis of sales. MWR products are wire products that are placed between courses of masonry and covered with mortar to add tensile and structural strength to masonry walls in order to control shrinkage and cracking, to provide the principal horizontal reinforcement in engineered masonry walls, to bond masonry wythes (single thicknesses of brick) in composite and cavity walls, to reinforce stack bond masonry and to bond intersecting walls. The products improve the performance and longevity of masonry walls by providing crack control, greater elasticity, higher ductility to withstand seismic shocks and better resistance to rain penetration.

               The Company has the in-house ability to produce hot-dipped zinc galvanized finishes on MWR products. "Hot-dip" galvanizing occurs after products are fabricated and requires skilled personnel and special systems to prevent the products from adhering to one another. Hot-dipped galvanized finishes are considered to provide superior protection against corrosion compared to mill-galvanized finishes. Products with hot-dipped galvanized finishes generally are sold at a premium compared to mill-galvanized products and at greater profit margins. In recent years, model building codes in a number of the regions of the country in which masonry construction is used have been amended to require use of hot-dipped galvanized MWR products. The Company also manufactures MWR products with mill-galvanized finishes by applying zinc finishes to wire prior to fabrication.

               The Company sells other masonry accessories such as wall ties, which connect masonry to masonry; masonry anchors, which connect masonry to the building structure; stone anchors, which attach building stone (generally ornamental) to the structural frame of a building; restoration products, which are anchors and ties used in the restoration of existing masonry construction and for seismic retrofitting of existing brick veneer surfaces; and moisture control products, such as flashing and vents, which control the flow of moisture in cavity walls.

DISTRIBUTION

               The Company distributes its products through a system of 22 service/distribution centers located in the continental United States and in two Canadian provinces. Of these centers, 12 are dedicated principally to the distribution of concrete accessories, four are dedicated principally to the distribution of masonry accessories and six carry both concrete and masonry accessories. Most of the Company's products are shipped to the service/distribution centers from the Company's five principal manufacturing plants; however, a majority of the centers also are able to produce smaller batches of some products on an as-needed basis and to fill rush orders.

               The Company has an on-line inventory tracking system which enables the Company's customer service representatives to identify, reserve and ship inventory quickly from any Company location in response to telephone orders. The system provides the Company with a competitive advantage since its service representatives are able to answer customer questions about availability and shipping dates while still on the telephone, rather than calling back with the information. The Company primarily uses third-party common carriers to ship its products.

               In addition, the Company utilizes its distribution system to sell products which are manufactured by third parties. These products usually are sold under the Company's name, and often are produced for it on an exclusive basis. Sales of third-party products allow the Company to utilize its distribution network to increase sales without making significant capital investments.

CUSTOMERS

               The Company has over 3,000 customers, consisting principally of stocking dealers, brokers, rebar fabricators, precast and prestressed concrete manufacturers and brick and concrete block manufacturers. The Company believes that over 95% of its customers purchase its products for resale, including those that incorporate the Company's products into products manufactured by the customer. The Company's customer base is geographically diverse, with no customer accounting for more than 5% of net sales in 1996. The Company's sales are not concentrated in any particular geographic region. Customers who purchase the Company's products for resale generally do not sell the Company's products exclusively.

               The Company has instituted a certified dealer program for dealers who handle its tilt-up construction products. This program was established to educate dealers in the proper use of the Company's tiltup products and to assist them in providing engineering assistance to customers. Certified dealers are not permitted to carry other manufacturers' tilt-up products, which the Company believes are incompatible with those sold by the Company and, for that reason, could be unsafe if used with the Company's products. The Company currently has 53 certified dealers of tilt-up construction products.

SALES AND MARKETING

               The Company employs approximately 100 sales and marketing personnel, of whom approximately one-third are salesmen and two-thirds are customer service representatives. Sales and marketing personnel are located in all of the Company's service/distribution centers. The Company produces product catalogs and promotional materials that illustrate certain construction techniques in which the Company's products can be used to solve typical construction problems. The Company also promotes its products through seminars and other customer education efforts.

MANUFACTURING

               The Company manufactures the majority of the products it sells. Most products are manufactured at five principal facilities in the United States, although a majority of the Company's 22 service/distribution facilities can produce smaller lots of some products. The Company's production volumes enable it to design and build or custom modify much of the equipment it uses to manufacture products, using a team of experienced manufacturing engineers and tool and die makers. By developing its own automatic high-speed manufacturing equipment, the Company believes that it generally has achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster product changeover times and lower inventory levels than most of its competitors. In addition, Dur-O-Wal's ability to "hot-dip" galvanize products at its Aurora, Illinois manufacturing facility provides it with an advantage over most competitors manufacturing MWR products, who lack this internal capability. The Company generally operates its manufacturing facilities two shifts per day, five days per week (six days per week during peak months), with the number of employees increasing or decreasing as necessary to satisfy demand.

RAW MATERIALS

               The Company's principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, cement and cementitious ingredients, liquid chemicals, zinc and injection-molded plastic parts. The Company currently purchases products from over 100 vendors and is not dependent on any single vendor or small group of vendors for any material portion of its purchases. The costs of raw materials average approximately 70% of the Company's cost of goods sold.

COMPETITION

               Although the Company believes it is the largest North American manufacturer and distributor of specialized metal accessories used in concrete construction and masonry construction, the industry in which the Company competes is highly competitive in most product categories and geographic regions. The Company competes with a relatively small number of full-line national manufacturers of concrete or masonry accessories and a much larger number of regional manufacturers and manufacturers with limited product lines. The Company believes that competition is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. In certain circumstances, due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, certain manufacturers and suppliers may have a competitive advantage over the Company in a given region. The Company believes that its size and breadth of product line provide it with certain advantages of scale in both distribution and production relative to its competitors.

PATENTS AND TRADEMARKS

               The Company sells most products under the registered trade names Dayton Superior(R), Dur-O-Wal(R) and American Highway Technology(R), which the Company believes are widely recognized in the construction industry and, therefore, important to its business. Although certain of the Company's products (and components thereof) are protected by patents, the Company does not believe these patents are material to its business.

EMPLOYEES

               The Company employs 259 salaried and 603 hourly personnel, of whom approximately 325 of the hourly personnel and six of the salaried personnel are represented by labor unions. Employees at the Company's Miamisburg, Ohio; Parsons, Kansas and Aurora, Illinois manufacturing facilities and its service/distribution centers in Baltimore, Maryland and Santa Fe Springs, California are covered by collective bargaining agreements. The collective bargaining agreement covering the Aurora, Illinois facility expires in 1998. The collective bargaining agreement that covers thirteen hourly employees at the Company's Santa Fe Springs, California facility expires in 1997. The Company believes that it has satisfactory employee and labor relations.

SEASONALITY

               The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 50% of cash flow from operations is generated in the fourth quarter.

BACKLOG

               The Company typically ships its products within one week after receipt of an order and often within 24 hours. Accordingly, the Company does not maintain significant backlog and backlog as of any particular date is not representative of actual sales for any succeeding period.

ITEM 2.  PROPERTIES.

               The Company's corporate headquarters are located at its principal manufacturing plant in Miamisburg, Ohio. The Company's principal facilities are located throughout North America, as follows:


      LOCATION                          USE                                 LEASED/OWNED       SIZE (SQ. FT.)
      --------                          ---                                 ------------       --------------

Miamisburg, Ohio                 Manufacturing,                                   Owned              126,000
                                 Service/Distribution and
                                 Corporate Headquarters
Kankakee, Illinois               Manufacturing and                                Leased             107,900
                                 Service/Distribution
Aurora, Illinois                 Manufacturing and                                Owned              104,000
                                 Service/Distribution
Parsons, Kansas                  Manufacturing and                                Owned              98,250
                                 Service/Distribution
Parker, Arizona                  Manufacturing and                                Leased             60,000
                                 Service/Distribution
Birmingham, Alabama              Service/Distribution                             Leased             55,000
Seattle, Washington              Service/Distribution                             Leased             42,825
Santa Fe Springs,                Service/Distribution                             Leased             40,000
California
Toronto, Ontario                 Service/Distribution                             Leased             40,000
Oregon, Illinois                 Service/Distribution                              Owned             39,000
Folcroft, Pennsylvania           Service/Distribution                              Owned             32,000
Baltimore, Maryland              Service/Distribution                              Owned             30,000
Houston, Texas                   Service/Distribution                             Leased             28,474
Birmingham, Alabama              Manufacturing and
                                 Service/Distribution                             Leased             28,328
Dallas, Texas                    Service/Distribution                              Owned             22,000
Orlando, Florida                 Service/Distribution                             Leased             20,000
Westfield, Massachusetts         Service/Distribution                             Leased             20,000
Denver, Colorado(1)              Service/Distribution                             Leased             20,000
Denver, Colorado(1)              Service/Distribution                             Leased             19,800
Hialeah Gardens, Florida         Service/Distribution                             Leased             19,300
Rushsylvania, Ohio               Manufacturing                                     Owned             12,000
Montreal, Quebec                 Service/Distribution                             Leased             11,000
Mesa, Arizona                    Service/Distribution                             Leased             10,000
Arlington Heights, Illinois      Dur-O-Wal Headquarters                           Leased              5,000

--------------------------------------
(1) The Company intends to consolidate its facilities in these cities when the leases expire.

             The Company believes that its facilities provide adequate manufacturing and distribution capacity for its needs. The Company also believes that all of the leases were entered into on market terms.

ITEM 3.  LEGAL PROCEEDINGS.

             The Company is subject to regulation under various and changing federal, state and local laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, disposal and emission of various substances. Permits are required for operation of the Company's business (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes that it is in substantial compliance with such laws and permitting requirements. The Company is also subject to regulation under various and changing federal, state and local laws and regulations which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination at its own sites and at facilities where its waste is or has been disposed.

             The Company expects to incur on-going capital and operating costs to maintain compliance with currently applicable environmental laws and regulations. The Company does not expect such costs, in the aggregate, to be material to its financial condition, results of operations or liquidity.

             The Company does not believe that there are any pending legal proceedings to which the Company or any of its subsidiaries is a party which, if adversely determined, would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

             The executive officers of the Company as of March 20, 1997 and their ages, positions with the Company and their principal occupation during the past five years (unless otherwise stated, positions with the Company) are as follows:

Name                                           Age               Position
John A. Ciccarelli                              57               President, Chief Executive Officer and Director
Vinod M. Khilnani                               45               Vice President and Chief Financial Officer
Richard L. Braswell                             54               Vice President, Finance and Treasurer
John R. Paine, Jr.                              54               Vice President, Sales and Marketing
Michael C. Deis, Sr.                            46               Vice President, Eastern Division
James C. Stewart                                49               Vice President, Western Division
Mark K. Kaler                                   39               Vice President and General Manager, American
                                                                  Highway Technology
James W. Fennessy                               53               Vice President and General Manager, Dayton
                                                                  Superior Canada Ltd.
Mario J. Catani                                 64               President of Dur-O-Wal

               Mr. Ciccarelli has been President of the Company since 1989 and has been Chief Executive Officer and a Director of the Company since 1994.

                Mr. Khilnani has been Vice President and Chief Financial Officer of the Company since December, 1996. From September, 1995 until December, 1996, Mr. Khilnani was Executive Director--Treasury and Investment Evaluations for Cummins Engine Company. Mr. Khilnani was Vice President -- Finance and MIS of Onan Corporation and Power Generation Group of Cummins Engine from 1993 to 1995 and of Holset Engineering Company (UK) from 1991 to 1993.

                Mr. Braswell has been Vice President, Finance and Treasurer of the Company since 1989.

                Mr. Paine has been Vice President, Sales and Marketing of the Company since 1984.

                Mr. Deis has been Vice President, Eastern Division of the Company since 1987.

                Mr. Stewart has been Vice President, Western Division of the Company since 1984.

                Mr. Kaler has been Vice President of the Company since 1990 and General Manager, American Highway Technology since April 1996.

                Mr. Fennessy has been a Vice President of the Company and General Manager, Dayton Superior Canada, Ltd. since 1988.

                Mr. Catani has been President of Dur-O-Wal since 1984. Dur-O-Wal was acquired by the Company in October 1995.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

               The Company's Class A Common Shares are traded on the New York Stock Exchange under the symbol "DSD". The prices presented in the following table are the high and low sales prices for the Class A Common Shares for the periods presented as reported by the New York Stock Exchange. Prior to the Company's initial public offering of the Class A Common Shares in June, 1996, there was no established public trading market for the Class A Common Shares.

                                               High                          Low
                                               ----                          ---
                1996
                2nd Quarter                    $13.750                       $13.000
                3rd Quarter                     13.625                        11.750
                4th Quarter                     13.125                         9.625

               As of March 12, 1997, the Company had 55 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are 725 additional beneficial owners of its shares.

               The Company has paid no dividends on its common shares. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate declaring or paying cash dividends on the common shares in the near term.
The decision whether to apply legally available funds to the payment of dividends on common shares will be made by the Board of Directors of the Company from time to time in the exercise of its business judgment, taking into account, among other things, the Company's results of operations and financial condition, any then existing or proposed commitments for the use by the Company of available funds and the Company's obligations with respect to any then outstanding class or series of its preferred shares.

               The Company is restricted by the terms of its credit agreements from paying cash dividends on the Common Shares and may in the future enter into loan or other agreements or issue debt securities or preferred shares that restrict the payment of cash dividends on the Common Shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.        SELECTED FINANCIAL DATA.
               (All dollar amounts in thousands, except share data)

               The earnings statement data and the balance sheet data presented below have been derived from the company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                             Year Ended December 31,
                                               ------------------------------------------------------------------------------
                                                   1992             1993             1994           1995             1996
                                               -------------    -------------   -------------  -------------    --------------
EARNINGS STATEMENT DATA:
Net Sales                                       $    71,462     $    75,154     $    82,341     $    92,802     $   124,486
Cost of Sales                                        53,054          55,427          58,011          63,990          86,021
                                                -----------     -----------     -----------     -----------     -----------
Gross Profit                                         18,408          19,727          24,330          28,812          38,465
Selling, general, and administrative
     expenses, excluding amortization of
     goodwill and intangibles                        15,144(1)       14,568          16,722          18,698          23,637
Amortization of goodwill and intangibles              1,978           1,303           1,305           1,491           1,749
                                                -----------     -----------     -----------     -----------     -----------

Income from operations                                1,286           3,856           6,303           8,623          13,079
Interest expense, net                                 8,727          10,118           6,017(2)        4,231           4,829
Other expense (income), net                              --              --             873              (3)             96
Provision (benefit) for income taxes (3)               (826)            (89)             95             690           3,538
                                                -----------     -----------     -----------     -----------     -----------

Income (loss) before extraordinary item              (6,615)         (6,173)           (682)          3,705           4,616

Extraordinary items, net of tax                          --              --          31,354(2)           --          (2,314)(4)
                                                -----------     -----------     -----------     -----------     -----------
Net income (loss)                               $    (6,615)    $    (6,173)    $    30,672     $     3,705     $     2,302
                                                ===========     ===========     ===========     ===========     ===========
Net income (loss) available to common
     shareholders                               $    (6,615)    $    (6,173)    $    30,175     $        71     $     2,302
                                                ===========     ===========     ===========     ===========     ===========
Income (loss) per share before
     extraordinary items                        $    (70.15)    $    (65.46)    $     (0.58)    $      0.02     $      0.94

Net income per share                            $    (70.15)    $    (65.46)    $     14.93     $      0.02     $      0.47
Weighted average common and common
     equivalent shares outstanding (5)
                                                     94,304          94,304       2,020,717       3,558,908       4,932,172


                                                                           As of December 31,
                                           ------------------------------------------------------------------------------------
                                                 1992              1993           1994               1995            1996
                                           -------------    -------------    ---------------    -------------    --------------
BALANCE SHEET:
Total assets                                  $ 75,114          $ 75,818         $ 72,371        $103,860        $107,835
Long-term debt (including current
     portion)                                   64,225            64,483           24,448          53,012          34,769
Shareholders' equity (deficit)                  (2,224)           (8,848)          27,674          27,485          52,872


(1)    Includes charges of $1,400 to bad debt expense.

(2) In December 1992, the Company defaulted on certain financial covenants in its senior debt and was unable to make payments of principal and interest as they came due. From December 1992 to May 1994, the Company accrued additional penalty interest on its senior debt. In May 1994, the Company reached an agreement with its lenders to restructure its debt, resulting in an extraordinary gain of $31,354 net of income tax effect of $92. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--1994 Restructuring" and Note 3 to the consolidated financial statements of the Company.

(3) In 1992 and 1993, an income tax benefit was recorded to the extent the Company was able to obtain federal or state income tax refunds. In 1994, the provision for income taxes related to alternative minimum taxes. In 1995, the provision for income taxes was reduced to reflect the utilization of net operating losses from 1992 and 1993.

(4) During June 1996, the Company prepaid its $40,000 unsecured senior promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized financing costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $22,358 in proceeds from its public stock offering and $20,042 from its Amended Credit Facility.

(5) Net income (loss) per share is based on the weighted average common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating net income (loss) per share, common equivalent shares issued more than 12 months prior to the initial public offering are excluded in periods with a net loss available to common shareholders. Common equivalent shares issued less than 12 months prior to the initial public offering are included for all periods presented prior to the initial public offering. Common share equivalents, for purposes of calculating fully diluted earnings per share, include the number of shares issuable upon the exercise of the outstanding options and warrants less shares that could be purchased with the proceeds from the exercise of the options and warrants, based on the higher of the ending or the average share price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

                  Dayton Superior's record net sales of $124.5 million in 1996 were 34.2% higher than 1995 and 51.3% higher than 1994. The company's sales for its two major product categories during the last three years were:


 DOLLARS IN MILLIONS                           1996        1995       1994
 -------------------                        ---------    --------  ---------
Concrete Accessories (including paving)      $ 98.6      $ 88.0     $ 82.3
Masonry Products                               25.9         4.8         --
                                            -------      ------     ------
Net Sales                                    $124.5      $ 92.8     $ 82.3
                                            =======      ======     ======



                  The acquisition of Dur-O-Wal, Inc., a leading manufacturer of masonry accessories, in October 1995 provided 66.6% of the revenue growth in 1996 over 1995 and 45.7% of the growth in 1995 over 1994.

                  Income before taxes and extraordinary item was a record $8.2 million in 1996 versus $4.4 million in 1995, and a loss of $0.6 million in 1994. In June 1996, after the completion of its initial public offering, the Company prepaid its $40.0 million of unsecured senior promissory notes and recorded an extraordinary loss on the extinguishment of debt of $2.3 million, net of income tax effect.

                  Net income in 1996 was $2.3 million, or $0.47 per share. Excluding the extraordinary item, net income was $4.6 million, or $0.94 per share in 1996 compared to $3.7 million, or $0.02 per share in 1995, and a loss of $0.7 million, or $0.58 per share in 1994.

IMPLEMENTATION OF BUSINESS STRATEGY

                  In June 1996, the Company completed an initial public offering of 2,030,950 shares of Class A Common Shares and received proceeds of $23.0 million, net of expenses. The proceeds from the offering were used in combination with new borrowings to prepay its $40.0 million of unsecured senior promissory notes.

                  In October 1995, the Company acquired Dur-O-Wal, Inc., a leading manufacturer of masonry accessories. Dur-O-Wal's full year net sales were $25.7 million in 1995 and $25.9 million in 1996. The acquisition of Dur-O-Wal was accounted for as a purchase, and the results of Dur-O-Wal have been included in the accompanying consolidated statements of the Company since the date of acquisition.

                  Simultaneous with the October 1995 acquisition of Dur-O-Wal, the Company repurchased Class B common shares, and redeemable preferred shares (the "Prudential Repurchase"), from the Prudential Insurance Company of America and Pruco Life Insurance Company (collectively, "Prudential"). These securities were issued in May 1994 as part of a debt restructuring with Prudential, ("1994 Restructuring"). The 1994 Restructuring resulted in an extraordinary gain of $31.4 million, net of tax effect. Under the 1994 Restructuring agreement, the consent of Prudential would have been required to complete the Dur-O-Wal acquisition.

                  In April 1996, the Company purchased certain assets of Steel Structures, Inc., ("SSI Acquisition") a privately held regional concrete paving products manufacturer located in Kankakee, Illinois. These assets were combined with the Company's existing concrete paving product business to form the Company's new American Highway Technology division, headquartered in Kankakee, Illinois.

                  To further strengthen its position in concrete paving products, in February 1997, the Company acquired the principal assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. These operations will remain in Birmingham, Alabama and be operated as Ironco Manufacturing, as part of the American Highway Technology division.

                  Two smaller investments in 1995 and 1996 gave the Company a growing position in a new Formliner product line. In 1995, the Company purchased the assets of C & B Construction Supplies, Inc. The Company now markets a wide range of Formliner products under the Dayton Superior name. In December 1996, the Company invested in a joint venture, Spec Formliner, Inc., a start-up manufacturer of Formliner products, which manufactures products for Dayton Superior as well as other customers.

RESULTS OF OPERATIONS

                  The following table summarizes the Company's results of operations as a percentage of net sales for the years 1994 through 1996 ending December 31.

                                                   1996       1995      1994
                                                  -----       -----    -----
Net sales                                         100.0       100.0    100.0
Cost of goods sold                                 69.1        69.0     70.5
                                                  -----       -----    -----
Gross profit                                       30.9        31.0     29.5
Selling, general and administrative expenses       19.0        20.1     20.3
Amortization of goodwill and intangibles            1.4         1.6      1.5
Interest expense, net                               3.9         4.6      7.3
Other, net                                           --          --      1.1(1)
                                                  -----       -----    -----
Income (loss) before income taxes and
 extraordinary items                                6.6         4.7     (0.7)
Provision (benefit) for income taxes                2.9         0.7      0.1
                                                  -----       -----    -----
Income (loss) before extraordinary items            3.7         4.0     (0.8)
Extraordinary items, net of tax                    (1.9)(3)      --     38.1(2)
                                                  =====       =====    =====
Net income                                          1.8         4.0     37.3
                                                  =====       =====    =====

------------------------------
(1)  Represents costs associated with an acquisition which was not completed.
(2)  The 1994 Restructuring resulted in an extraordinary gain of $31.4 million, net of tax effects.
(3)  In June 1996, the Company extinguished debt creating an extraordinary loss of $2.3 million, net of tax effects.



COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1996

                  Net Sales - The 1996 net sales reached a record $124.5 million, a 34.2% increase from $92.8 million in 1995. Having a full year of masonry product sales from Dur-O-Wal accounted for $21.1 million, two-thirds of the net sales increase. Concrete product net sales increased by 12.0% from $88.0 million in 1995 to $98.6 million in 1996, due to strong heavy construction activity in the U.S., the April 1996 SSI Acquisition and, to a lesser extent, new product sales of concrete accessories. Net sales of masonry accessories were $25.9 million for 1996 versus only $4.8 million in 1995 due to the acquisition of Dur-O-Wal in October 1995. The Company believes it has increased overall market share in masonry products despite the presence of a new competitor in the market for hot-dipped masonry accessories. Management estimates the SSI Acquisition added $3.0 million in incremental sales since April 1996.

                  Gross Profit - Gross profit for 1996 was $38.5 million, a 33.7% increase over $28.8 million for 1995. As a percent of net sales, gross margin was 30.9% in 1996 compared to 31.0% in 1995. The gross margin percent decreased slightly as a result of the inclusion of a full year of masonry accessory sales and increasing concrete paving sales from SSI, both of which traditionally command a lower margin than concrete accessories. The increase in gross profit dollars is attributable to improved selling prices and a shift in sales mix in favor of higher margin products in the Company's concrete accessory products. Favorable raw material costs contributed to the improvement in 1996 gross profit. Continued major investments in fixed assets, particularly in the concrete paving products line in 1995, also added to margin in 1996 by allowing the Company to reduce its manufacturing costs.

                  Operating Expenses - SG&A expenses (excluding the amortization of goodwill and intangibles) were down as a percent of sales from 20.1% in 1995 to 19.0% in 1996. SG&A expenses increased $4.9 million, or 26.2% from $18.7 million in 1995 to $23.6 million in 1996. Most of the increase resulted from the inclusion of a full year of Dur-O-Wal expenses. SG&A expenses also were up due to incurring costs associated with being a publicly owned company and costs incurred to build and strengthen a new division - American Highway Technology.

                  Interest and Other Expense - Interest expense increased 14.3% from $4.2 million in 1995 to $4.8 million in 1996, due to higher debt resulting from the Dur-O-Wal Acquisition, the redemption of $10.0 million of the Company's preferred shares in October 1995 and the SSI Acquisition in April 1996. Favorable interest rates obtained in the June 1996 debt restructuring reduced the weighted average interest rate.

                  Net Income - Income before income taxes and extraordinary
item increased $3.8 million to $8.2 million in 1996 compared to $4.4 million in 1995.

                  The effective tax rate in 1996 was 43.5%, or $3.5 million, compared to a rate of 15.7%, or $0.7 million, in 1995, which benefited from availability of a tax loss carryforward. The 1996 provision for income taxes returned to a normal level. Nondeductible goodwill amortization causes the Company's effective tax rate to exceed statutory levels.

                  As described in footnote 3 of the consolidated financial statements, the Company prepaid certain indebtedness in June 1996 that resulted in an extraordinary charge of $2.3 million.


COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1995

                  Net Sales - Net sales increased $10.5 million, or 12.8% to $92.8 million in 1995, including $4.8 million of Dur-O-Wal's net sales from the date of acquisition. Net sales of concrete accessories increased by $5.7 million, or 6.9%, to $88.0 million in 1995 principally due to strong market demand, and, to a lesser extent, internally developed new products. The acquisition of C&B Construction Supplies, Inc. also contributed to the sales growth through the introduction of Formliner products.

                  Gross Profit - Gross profit increased $4.5 million from $24.3 million, or 29.5% of net sales, in 1994 to $28.8 million, or 31.0% of net sales, in 1995, primarily due to improved pricing and reduced manufacturing costs. Price improvements reflect the results of a three-year program, which was initiated in 1993, to pass on raw material cost increases and to better reflect the value of the Company's services, such as quick delivery, and high product quality. The price improvements allowed the Company to reach the pricing levels which existed prior to the recession of 1990-1991 for some products. Continued emphasis on cost containment, favorable product mix shifts to higher margin products and lower transportation costs also contributed to the gross margin improvement. Dur-O-Wal contributed $0.9 million to gross profit in 1995 subsequent to the acquisition.

                  Operating Expenses - SG&A expenses (excluding the amortization of goodwill and intangibles) increased $2.0 million from $16.7 million, or 20.3% of net sales, in 1994, to $18.7 million, or 20.1% of net sales, in 1995. The addition of a new service/distribution center in Westfield, Massachusetts and costs associated with new product sales efforts and management information systems installation were the primary sources of increased SG&A expenses. The addition of Dur-O-Wal added $0.7 million to SG&A expenses in 1995 from the date of its acquisition.

                  Interest and Other Expenses - Net interest expense decreased from $6.0 million in 1994 to $4.2 million in 1995, primarily as a result of the 1994 Restructuring, which reduced outstanding debt by $33.8 million. In October 1995, the Company increased its borrowings by $23.6 million to acquire Dur-O-Wal, which resulted in an additional $0.5 million of interest expense from the date of the acquisition. The Prudential Repurchase was financed with borrowings of $10.0 million under the Credit Facility, which resulted in an additional $0.2 million of interest expense in 1995. In connection with the Prudential Repurchase and the Dur-O-Wal Acquisition, during October 1995, the Company also sold Class A Common Shares and Class B Common Shares at $4.00 per share to existing shareholders, the holders of its Senior Notes, certain members of management and new investors for net proceeds of $4.9 million.

                  Other expense, net, of $0.9 million in 1994 represents costs associated with an acquisition which was not completed.

                  Income tax expense was $0.7 million, or 15.9% of income before taxes, in 1995, reflecting the utilization of the majority of the Company's net operating loss carryforwards to reduce the effective tax rate.

                  Net Income - Income before extraordinary item increased by $4.4 million from a loss of $0.7 million in 1994 to income of $3.7 million in 1995 due to the factors described above. As described in footnote 3 of the consolidated financial statements, the Company restructured its debt in May 1994 which resulted in an extraordinary gain of $31.4 million.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

                  Net cash provided by operating activities for 1996 was $7.2 million. Sources of operating cash flow for 1996 included $4.6 million in income before the extraordinary item, and $6.1 million from non-cash charges for depreciation and amortization. Working capital changes included a decrease in accounts receivable of $1.6 million, net of acquisitions, as a result of improved collection efforts. The timing of strategic raw material purchases early in the fourth quarter increased inventory levels and decreased accounts payable at December 31, 1996. Other uses of cash from operations included $2.0 million in reduction of accrued interest due to the timing of required interest payments and a $1.6 million investment in rental inventories. Net cash generated by operations and from the initial public offering was used to reduce debt, invest in property, plant and equipment and fund strategic acquisitions as described in footnote 1 of the consolidated financial statements.

                  At December 31, 1996, working capital was $13.0 million, compared to $10.3 million at December 31, 1995. The growth in working capital is primarily attributable to acquisitions and investments in rental inventories.

                  In June 1996, the Company entered into an Amended Credit Facility to provide for term loans to the Company and Dur-O-Wal (together, the "Term Loan") and revolving credit facilities for the Company and Dur-O-Wal (together, the "Revolving Credit Facility"), each of which is secured by substantially all the assets of the Company and Dur-O-Wal. At December 31, 1996, $24.0 million of the $37.0 million Revolving Credit Facility was available, of which $23.1 million of borrowings were outstanding. The Term Loan had an outstanding balance at December 31, 1996 of $11.4 million. At December 31, 1996, the Company had $34.8 million of long-term debt outstanding, of which $3.3 million was current. Net debt repayments during 1996 reduced borrowings by $18.2 million, a 34.3% decrease. The Company's debt to total capitalization ratio decreased from 65.9% in 1995 to 39.7% in 1996 primarily as a result of the initial public offering and loan repayments.

                  The Company invested $3.2 million in property, plant and equipment additions during 1996. Significant investments were made in equipment for the concrete paving product line and masonry accessory product line.

                  The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in absence of additional acquisitions.

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


SEASONALITY

                  The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 50% of cash flow from operations is generated in the fourth quarter.

INFLATION

                  The Company does not believe inflation had a significant impact on its operations over the past three years. In the past, the Company has been able to pass along all or a portion of the effects of steel price increases. There can be no assurance the Company will be able to continue to pass on the cost of such increases in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

                  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of." As described in footnote 2(e) of the consolidated financial statements, the Company adopted the provisions of SFAS No. 121 in the first quarter of 1996. The application of this standard did not have a material impact on the Company's financial position or results of operations.

                  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." As described in footnote 5(c) of the consolidated financial statements, the Company adopted the provisions of SFAS No. 123 in 1996. The application of this standard did not have a material impact on the Company's financial position or results of operations.

                  In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). As described in footnote 2(f) of the consolidated financial statements, the Company will adopt the provisions of SOP 96-1 on January 1,1997. The Company does not believe the adoption will have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

                  This Form 10-K includes, and future filings by the Company on Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

                  Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as the general economy, governmental expenditures and changes in banking and tax laws; the Company's ability to successfully identify, finance, complete and integrate acquisitions; the mix of products sold by the Company; the Company's ability to successfully develop and introduce new products; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the seasonality of the construction industry. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report Of Independent Public Accountants



To Dayton Superior Corporation:

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dayton Superior Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP




Dayton, Ohio
February 5, 1997  (Except with respect to the matters discussed in Note 10, as to which the date is February 21, 1997)


                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                As of December 31
                  (Amounts in thousands, except share amounts)


ASSETS                                                                   1996           1995
                                                                      ---------       ---------
Current Assets
   Cash                                                               $     203       $     643
   Accounts receivable, net of allowance for doubtful accounts
     of $449 and $708 (Note 4)                                           12,348          11,724
   Inventories (Notes 2 and 4)                                           14,155          12,392
   Rental inventories, net (Note 2)                                       2,090           1,235
   Prepaid expenses                                                         528             474
   Prepaid income taxes                                                   1,222             436
   Future income tax benefits (Notes 2 and 7)                               986           1,393
                                                                      ---------       ---------
       Total current assets                                              31,532          28,297
                                                                      ---------       ---------
Property, Plant And Equipment (Note 2)
   Land                                                                     932             932
   Building and improvements                                              8,697           8,209
   Machinery and equipment                                               22,110          18,419
                                                                      ---------       ---------
                                                                         31,739          27,560
   Less accumulated depreciation                                        (13,041)        (10,000)
                                                                      ---------       ---------
       Net property, plant and equipment                                 18,698          17,560
                                                                      ---------       ---------
Goodwill And Intangible Assets, net of accumulated
  amortization (Note 2)                                                  57,229          57,734
Other Assets                                                                376             269
                                                                      ---------       ---------
           Total assets                                               $ 107,835       $ 103,860
                                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt (Note 4)                         $   3,282       $      32
   Accounts payable                                                       7,701           8,043
   Amounts due to former shareholder (Note 9)                                --           1,000
   Accrued interest                                                          74           2,063
   Accrued compensation and benefits                                      4,480           3,889
   Other accrued liabilities (Note 8)                                     3,031           2,987
                                                                      ---------       ---------
       Total current liabilities                                         18,568          18,014
                                                                      ---------       ---------
Long-Term Debt (Note 4)                                                  31,487          52,980
Deferred Income Taxes (Notes 2 and 7)                                     2,694           2,781
Other Long-Term Liabilities (Note 6)                                      2,214           2,600
                                                                      ---------       ---------
       Total liabilities                                                 54,963          76,375
Commitments And Contingencies (Note 8)                                ---------       ---------


Shareholders' Equity (Note 5)
   Class A common shares; no par value; 20,539,500  and
     20,000,000 shares authorized; 4,199,200 and 2,804,500
     shares issued; and 4,199,200 and 2,802,500
     Shares outstanding; 1 vote per share                                32,636          17,483
   Class B common shares; no par value; 1,466,350 and
     15,000,000 shares authorized; 1,466,350 and 485,500
     shares issued and outstanding; 10 votes and
     1 vote per share                                                     9,749           1,942
   Cumulative foreign currency translation adjustment                      (145)           (139)
   Excess pension liability (Note 6)                                         --             (50)
   Retained earnings                                                     10,632           8,330
   Treasury shares, Class A common, 2,000 shares in 1995, at cost            --             (81)
                                                                      ---------       ---------
       Total shareholders' equity                                        52,872          27,485
                                                                      ---------       ---------
           Total liabilities and shareholders' equity                 $ 107,835       $ 103,860
                                                                      =========       =========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements of Income
                             Years Ended December 31

             (Amounts in thousands, except share and share amounts)


                                                                        1996                1995               1994
                                                                      ---------          ---------          ---------
Net Sales                                                            $   124,486        $    92,802        $    82,341
Cost Of Sales                                                             86,021             63,990             58,011
                                                                     -----------        -----------        -----------
   Gross profit                                                           38,465             28,812             24,330
Selling, General And Administrative Expenses                              23,637             18,698             16,722
Amortization Of Goodwill And Intangibles                                   1,749              1,491              1,305
                                                                     -----------        -----------        -----------
   Income from operations                                                 13,079              8,623              6,303
Other Expenses
   Interest expense, net                                                   4,829              4,231              6,017
   Other, net                                                                 96                 (3)               873
                                                                     -----------        -----------        -----------
   Income (loss) before income taxes and extraordinary items               8,154              4,395               (587)
Provision For Income Taxes                                                 3,538                690                 95
                                                                     -----------        -----------        -----------
   Income (loss) before extraordinary items                                4,616              3,705               (682)
Extraordinary Items (Note 3)-
   Gain on forgiveness of debt, net of income tax effect of $92               --                 --             31,354

   Loss on extinguishment of debt, net of income tax effect
     of $1,419                                                            (2,314)                --                 --
                                                                     -----------        -----------        -----------
   Net income                                                              2,302              3,705             30,672
                                                                     -----------        -----------        -----------
Dividends on redeemable preferred shares                                      --               (470)              (361)


Accretion on redeemable preferred shares                                      --               (192)              (136)

Redemption of redeemable preferred shares in excess of
  book value                                                                  --             (2,972)                --

Net income available to common shareholders                          $     2,302        $        71        $    30,175
                                                                     ===========        ===========        ===========

Income (loss) per share before extraordinary items                   $      0.94        $      0.02        $     (0.58)
Extraordinary items per share                                              (0.47)                --              15.51
                                                                     -----------        -----------        -----------
Net income per share                                                 $      0.47        $      0.02        $     14.93
                                                                     ===========        ===========        ===========

Weighted average common and common equivalent shares
   outstanding                                                         4,932,172          3,558,908          2,020,717
                                                                     ===========        ===========        ===========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994
           (Amounts in thousands, except share and per share amounts)

                                                                                                       Cumulative
                                              Class A                Class B                            Foreign
                                           Common Shares          Common Shares                         Currency
                                         ----------------       ----------------     Subscriptions    Translation
                                         Shares     Amount      Shares     Amount      Receivable      Adjustment
                                         --------  -------      ------     ------    -------------    ------------
Balances at December 31, 1993              40,000    $10,000     10,000                  $ (268)          $(116)
                                                                          $       -
Net income
Foreign currency translation                                                                                (41)
   adjustment
Excess pension liability adjustment
Cancellation of notes receivable
   from stock issuance                                                                      268
Issuance of common shares and
   warrants in exchange for debt,
   net of issuance costs (Note 3)          -             554    863,400       1,714
Dividends on redeemable preferred
   Class A shares, $7.22 per share
Accretion on redeemable preferred
   Class B shares
Issuance of common shares for cash      2,000,000      4,000
                                       ----------    -------  ---------    --------    --------           -----
Balances at December 31, 1994           2,040,000     14,554    873,400       1,714           -            (157)
Net income
Foreign currency translation                                                                                 18
   adjustment
Excess pension liability adjustment
Dividends on redeemable preferred
   Class A shares, $9.40 per share
Accretion on redeemable preferred
   Class B shares
Acquisition of common shares (Note 9)                          (873,400)     (1,714)
Redemption of redeemable preferred
   shares (Note 5d)
Issuance of common shares for cash,
   net of issuance costs                  764,500      2,929    485,500       1,942
                                       ----------    -------  ---------    --------    --------           -----
Balances at  December 31, 1995          2,804,500     17,483    485,500       1,942           -            (139)
Net income
Foreign currency translation                                                                                 (6)
   adjustment
Excess pension liability adjustment
Exercise of warrants (Note 5b)            346,600         -
Conversion of Class B common shares
   into Class A common shares             541,700      2,316   (541,700)     (2,316)

Conversion of Class A common shares
   into Class B common shares          (1,522,550)   (10,123) 1,522,550      10,123
Retirement of treasury shares              (2,000)       (81)
Issuance of common shares for cash,
   net of issuance costs (Note 5b)      2,030,950     23,041
                                       ----------    -------  ---------    --------    --------           -----
Balances at December 31, 1996           4,199,200    $32,636  1,466,350    $  9,749    $  -               $(145)
                                       ==========    =======  =========    ========    ========           =====


                                                         Retained          Treasury
                                            Excess       Earnings            Shares
                                            Pension    (Accumulated     ----------------
                                           Liability     Deficit)       Shares    Amount       Total
                                           ---------    -----------     ------    ------     ---------
Balances at December 31, 1993               $  (150)     $(18,236)         350    $   (78)   $ (8,848)
Net income                                                 30,672                              30,672
Foreign currency translation                                                                      (41)
   adjustment
Excess pension liability adjustment            (145)                                             (145)
Cancellation of notes receivable
   from stock issuance                                                   1,650         (3)        265
Issuance of common shares and
   warrants in exchange for debt,
   net of issuance costs (Note 3)                                                               2,268
Dividends on redeemable preferred
   Class A shares, $7.22 per share                           (361)                               (361)
Accretion on redeemable preferred
   Class B shares                                            (136)                               (136)
Issuance of common shares for cash                                                              4,000
                                             -------      --------       ------   -------    --------
Balances at December 31, 1994                   (295)       11,939       2,000        (81)     27,674
Net income                                                   3,705                              3,705
Foreign currency translation                                                                       18
   adjustment
Excess pension liability adjustment              245                                              245
Dividends on redeemable preferred
   Class A shares, $9.40 per share                            (470)                              (470)
Accretion on redeemable preferred
   Class B shares                                             (192)                              (192)
Acquisition of common shares (Note 9)                       (3,680)                            (5,394)
Redemption of redeemable preferred
   shares (Note 5d)                                         (2,972)                            (2,972)
Issuance of common shares for cash,
   net of issuance costs                                                                        4,871
                                             -------      --------       -----    -------    --------
Balances at  December 31, 1995                   (50)        8,330       2,000        (81)     27,485
Net income                                                   2,302                              2,302
Foreign currency translation                                                                       (6)
   adjustment
Excess pension liability adjustment               50                                               50
Exercise of warrants (Note 5b)                                                                      -
Conversion of Class B common shares
   into Class A common shares                                                                       -

Conversion of Class A common shares
   into Class B common shares                                                                       -
Retirement of treasury shares                                           (2,000)        81           -
Issuance of common shares for cash,
   net of issuance costs (Note 5b)                                                             23,041
                                            -------       --------      ------    -------    --------
Balances at December 31, 1996               $     -       $ 10,632           -     $    -     $52,872
                                            =======       ========      ======    =======    ========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             Years Ended December 31

                              Amounts in thousands

                                                                        1996       1995         1994
                                                                     --------    -------     ---------
Cash Flows From Operating Activities:
   Net income                                                        $  2,302    $  3,705    $ 30,672
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Extraordinary (gain) loss                                          2,314          --     (31,354)
     Depreciation                                                       4,304       2,777       2,194
     Amortization of goodwill and intangibles                           1,749       1,491       1,305
     Deferred income taxes                                                320        (120)         --
     Amortization of debt discount and deferred financing
     costs                                                                235         409         385
     Loss (gain) on sale of assets                                         10         (17)         16
   Change in assets and liabilities, net of effects of
    acquisitions:
     Accounts receivable                                                1,610         206      (1,580)
     Inventories and rental inventories                                (2,523)     (1,175)     (1,692)
     Prepaid income taxes and income taxes payable                        633        (473)        224
     Accounts payable                                                    (740)       (425)      2,038
     Accrued liabilities                                               (2,368)      1,989      (9,954)
     Other, net                                                          (614)       (141)        170
                                                                     --------    --------    --------
       Net cash provided by (used in) operating activities              7,232       8,226      (7,576)
                                                                     --------    --------    --------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                             (3,198)     (2,730)     (2,082)
   Proceeds from sales of assets                                            7          37           7
   Acquisitions, net of cash acquired (Note 1)                         (4,845)    (23,628)         --
    Other investing activities                                            (76)         --          --
                                                                     --------    --------    --------
           Net cash used in investing activities                       (8,112)    (26,321)     (2,075)
                                                                     --------    --------    --------
Cash Flows From Financing Activities:
   Repayments of long-term debt                                       (41,656)        (98)    (23,369)
    Prepayment premium on extinguishment of long-term debt             (2,400)         --          --
   Issuance of long-term debt                                          22,819      28,594      24,414
   Issuance of common shares and warrants                              23,041       4,871       4,554
   Financing costs and fees                                              (358)       (247)     (1,326)
   Acquisition of common shares                                            --      (4,394)         --
   Payments to former shareholder for acquisition of common shares     (1,000)         --          --
   Redemption of redeemable preferred shares                               --     (10,000)         --
   Dividends paid on redeemable preferred shares                           --        (470)       (361)
                                                                     --------    --------    --------
           Net cash provided by financing activities                      446      18,256       3,912
                                                                     --------    --------    --------
Effect Of Exchange Rate Changes On Cash                                    (6)         18         (41)
                                                                     --------    --------    --------
           Net increase (decrease) in cash                               (440)        179      (5,780)
Cash, beginning of year                                                   643         464       6,244
                                                                     --------    --------    --------
Cash, end of year                                                    $    203    $    643    $    464
                                                                     ========    ========    ========
Supplemental Disclosures:
  Cash paid for income taxes                                         $  2,345    $  1,132    $      1
  Cash paid for interest                                                6,582       1,763      16,590
  Accretion of redeemable preferred shares                                 --         192         136
  Issuance of common shares and redeemable preferred shares in
  exchange for debt                                                                    --       8,414
  Payable for acquisition of common shares                                 --       1,000          --



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994
       (Dollar amounts in thousands, except share and per share amounts)


(1)      The Company

         The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly owned subsidiaries, Dayton Superior Canada Ltd. and commencing as of October 16, 1995, Dur-O-Wal, Inc., and Dur-O-Wal, Ltd. (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated.

         The Company operates in one segment: manufacturing and distributing concrete and masonry accessories. The Company is the largest North American manufacturer and distributor of specialized metal accessories used primarily in concrete construction and masonry construction. The Company has a distribution system consisting of a network of 22 Company-operated service/distribution centers in the United States and Canada and over 3,000 dealers. The Company employs 259 salaried and 603 hourly personnel, of whom approximately 325 of the hourly personnel and six of the salaried personnel are represented by labor unions. A collective bargaining agreement expiring in 1997 covers thirteen hourly employees at the Company's Santa Fe Springs, CA facility.

         As of December 31, 1994, Dayton Superior Corporation was a 52%-owned, indirect subsidiary of Onex Corporation ("Onex"), an Ontario corporation listed on the Toronto and Montreal Stock Exchanges. During 1995 and 1996, Onex's shares in the Company were transferred to Ripplewood Holdings L.L.C. ("Ripplewood"). Ripplewood holds 26% of the Common Shares of the Company, which represents 78% of the voting rights, as of December 31, 1996. Onex is a minority shareholder of Ripplewood.

         On April 29, 1996, the Company purchased certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., a privately held regional concrete paving products manufacturer based in Kankakee, Illinois. Steel Structures was an epoxy coater and fabricator of paving products and, prior to the acquisition, was both a major supplier of epoxy coating to the Company and a competitor in its concrete paving product line. Certain of the Company's existing paving manufacturing equipment has been relocated from another plant to the former Steel Structures facility in Kankakee. The acquisition will be operated by the Company under the name American Highway Technology.

         As of December 31, 1996, the Company has paid $4,845 of the $5,601 purchase price with the balance due over the next two years. The acquisition has been accounted for as a purchase and the results of American Highway Technology have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of the appraised fair value of the assets acquired of $6,113, including goodwill of $1,374 and liabilities assumed of $512. Certain evaluations are preliminary estimates and may change. In the opinion of management, the preliminary allocation of the purchase price is not expected to differ materially from the final allocation. Pro forma financial information is not required.

         On October 16, 1995, the Company purchased all of the outstanding shares of Dur-O-Wal, Inc., a Chicago-area based manufacturer of masonry wall reinforcement products with seven manufacturing and distribution facilities throughout the United States and Canada. Sales are made principally to masonry block manufacturers and wholesalers of masonry materials throughout the United States and Canada. The acquisition has been accounted for as a purchase, and the results of Dur-O-Wal, Inc. and its subsidiary have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price of $23,641 has been allocated on the basis of appraised fair value of the assets acquired of $31,015, including goodwill of $17,167, and liabilities assumed of $7,374.

         The unaudited 1995 consolidated net sales, gross profit, income before extraordinary item, loss before extraordinary item available for common shareholders, and loss per share before extraordinary item, on a pro forma basis as though Dur-O-Wal, Inc. had been acquired as of the beginning of 1995 are $113,695, $33,718, $3,404, $(230), and $(0.08),
         respectively.

         The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Dur-O-Wal, Inc. acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.


(2)      Summary of Significant Accounting Policies

         (a) Inventories- Substantially all finished products and raw materials are stated at the lower of last-in, first-out ("LIFO") cost (which approximates current cost) or market. The net realizable value reserves reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. The reserve is measured by taking an analysis of inventory with low sales during the year and comparing the net realizable value of these items to their cost. The Company's inventories consist of raw materials of $3,031 and $2,562, and finished goods of $11,124 and $9,830 as of December 31, 1996 and 1995, net of net realizable value reserves of $318 and $587, respectively. The Company has no LIFO reserve as of December 31, 1996 and 1995.

         (b) Rental Inventories- Rental inventories are manufactured by the Company for resale and for rent to others on a short-term basis. Rental inventories are recorded at the lower of first-in, first-out cost and are amortized over the estimated useful life of the inventories, six years, on an accelerated method. Half of the amortization occurs in the first two years to reflect wear and tear from usage. Rental inventories turn every four years on average. The balances as of December 31, 1996 and 1995, are net of accumulated amortization of $1,947 and $1,438, respectively. Annual amortization is charged to cost of sales. Rental revenues account for 2.5% of the Company's net sales for 1996.

         (c) Property, Plant and Equipment- Property, plant and equipment are valued at cost and depreciated using straight-line and accelerated methods over their estimated useful lives of 10-20 years for buildings and improvements and 3-10 years for machinery and equipment.

                  Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

         (d) Income Taxes- Deferred income taxes are determined by applying current statutory tax rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial reporting and tax purposes.

         (e) Goodwill and Intangible Assets- Goodwill and intangible assets are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of 40 years for goodwill, 3-8 years for deferred financing costs and 1-5 years for license agreements and other.

                  In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the carrying value of goodwill and other long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset.

         (f) Environmental Remediation Liabilities- In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1). SOP 96-1 establishes standards on accounting for environmental remediation liabilities. The Company is required to adopt SOP 96-1 no later than January 1, 1997. The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

         (g) Foreign Currency Translation Adjustment- The financial statements and transactions of Dayton Superior Canada Ltd. and Dur-O-Wal, Ltd. are maintained in their functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of shareholders' equity.

         (h) Net Income Per Share- Net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding (adjusted for the stock split discussed in Note
                  5a) during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options and warrants, less the shares that could be purchased with the proceeds from the exercise of the options and warrants, based on the Company's average trading price for 1996 and the initial public offering price of $13.00 per share for 1995 and 1994. For the purposes of calculating net income per common and common equivalent share, common equivalent shares issued less than 12 months prior to the initial public offering are included for all periods presented.

         (i) Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the reserve for excess and obsolete inventory, the allowance for doubtful accounts, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers' compensation accrual, the valuation allowance for deferred tax assets, and actuarial assumptions used in determining pension benefits.

(3)      Extraordinary Items

         During June 1996, the Company prepaid its $40,000 unsecured senior promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized financing costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $22,358 in proceeds from its public stock offering (Note 5b) and $20,042 from its Amended Credit Facility (Note 4).

         During May 1994, the Company consummated an agreement with its lenders to restructure its debt as a result of being in default on certain financial covenants and being unable to make payments of principal and interest as they came due. The Company issued a package of cash, Class B Common Shares, warrants for Class A Common Shares, and Redeemable Preferred Shares to the former debtholders. As a result of the transaction, the Company recognized an extraordinary gain of $31,354, net of income tax effect of $92.

(4)      Credit Arrangements

         On June 17, 1996, the Company entered into an Amended Credit Facility with Bank One, Dayton, NA and Bank of America Illinois (collectively, the "Banks"). The Amended Credit Facility provides for a Term Loan and a Revolving Credit Facility, each of which is secured by substantially all assets of the Company.

         The Term Loan is due in quarterly principal payments of $813, plus interest, and expires in June 2000. The Term Loan permits the Company to choose from various interest rate options and had a weighted average interest rate of 7.8% at December 31, 1996.

         Amounts available under the Revolving Credit Facility will be equal to the lesser of (i) $37,000 or (ii) the sum of (x) 85% of eligible accounts receivable, (y) 60% of eligible inventories and (z) an amount up to $10,000 ($7,500 at December 31, 1996), decreasing in steps to zero on October 1, 1997. The Revolving Credit Facility will terminate in June 2000, with interest options based on (a) Bank One, Dayton, NA's prime rate (8.25% at December 31, 1996) or (b) LIBOR plus an amount between 1.00% and 2.75% (LIBOR plus 1.75% at December 31, 1996) depending on the level of certain financial ratios. The weighted average interest rate at December 31, 1996 was 7.6%. A commitment fee of between 0.125% and 0.50% per annum will be payable on the average unused amount depending on the level of certain financial ratios (0.25% at December 31, 1996).

         Average borrowings under the Revolving Credit Facility and its predecessors were $21,400, $3,852 and $4,823 during 1996, 1995, and
         1994, respectively, at an approximate weighted average interest rate of 8.2%, 10.2%, and 8.2%, respectively. The maximum borrowings outstanding during 1996, 1995 and 1994 were $28,180, $18,400, and $7,000, respectively.

         The Amended Credit Facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum tangible net worth, a minimum current ratio, a minimum interest coverage ratio and limit its debt to equity ratio and its ability to pay dividends on Common Shares. The Company was in compliance with its loan covenants as of December 31, 1996.

         The Company also has an Economic Development Loan from the city of Parsons, Kansas. The loan bears interest at 7.0% and is payable in quarterly installments of $8 through July 2005. The loan is secured by real estate in Parsons.

         Following is a summary of the Company's long-term debt as of December 31, 1996 and 1995:

                                                                       1996         1995
                                                                     --------     -------
            Revolving lines of credit                                 $23,118     $13,280
            Term Loan                                                  11,375           -
            City of Parsons, Kansas Economic Development Loan             276         307
            Unsecured Senior Promissory Notes, prepaid during 1996       -         40,000
            Unamortized debt discount                                    -           (575)
                                                                      -------     -------
            Total long-term debt                                       34,769      53,012
                                                                      -------     -------
            Less current portion                                       (3,282)        (32)
            Long-term portion                                         $31,487     $52,980
                                                                      =======     =======


         Scheduled maturities of long-term debt are $3,282, $3,282, $3,281, $24,775, $31, and $118 for 1997, 1998, 1999, 2000, 2001, and
         thereafter, respectively.

         The fair market value of the Company's fixed-rate long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the City of Parsons, Kansas Economic Development Loan is approximately $263. The estimated fair values of the Term Loan and revolving lines of credit approximate their face values, as these facilities have variable interest rates tied to market rates.

(5)      Common and Redeemable Preferred Shares

         (a) Stock Split- On June 18, 1996, the Company authorized a 50-for-1 stock split for Class A and B Common Shares. All references in the financial statements to number of shares or share prices have been restated to reflect the split.

         (b) Public Offering of Company Shares- On June 20, 1996, the Company completed an initial public offering of 1,974,750 shares of Class A Common Shares and received proceeds of $22,358, net of expenses. The proceeds from the offering were used to prepay the Unsecured Senior Promissory Notes (Note 3). Warrants to purchase 346,600

                  Class A Common Shares issued in connection with the May 1994 restructuring (Note 3) were exercised in conjunction with the offering.

                  On July 16, 1996, the underwriters of the Company's initial public offering of Class A Common Shares exercised a portion of their over-allotment option pursuant to which the Company issued 56,200 shares of Class A Common Shares and Ripplewood Holdings L.L.C. converted 56,200 shares of its Class B Common Shares into Class A Common Shares and sold those shares. The Company's proceeds of $683 from the issuance of those shares were used to reduce the outstanding balance of the Revolving Credit Facility.

                  If the offering, the amendment of the Company's credit facility and the repayment of the Unsecured Senior Promissory Notes had occurred on January 1, 1995, income before extraordinary item for the years ended December 31, 1996, and 1995 would have been $5,561 and $5,240, respectively, and earnings per share would have been $0.94 and $0.29, respectively.

         (c) Stock Option Plans- The Company has three stock option plans, the 1994 Stock Option Plan ("The 1994 Plan"), the 1995 Stock Option Plan ("The 1995 Plan") and the 1996 Stock Option Plan ("The 1996 Plan"). Under all Plans, the option exercise price equals the stock's market price on date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation costs has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                                     1996        1995
                                                                                    -------     ------
                    Income before extraordinary item available
                    to common shareholders:                      As Reported         $4,616       $71
                                                                 Pro Forma            4,547        66

                    Income per share before extraordinary item:
                                                                 As Reported           0.94       0.02
                                                                 Pro Forma             0.92       0.02

                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  The Company may grant options for up to 100,000 shares under the 1996 Plan. No further options may be granted under the 1994 and 1995 Plans. The 1994 and 1995 Plan options vest after three years and expire after ten years. Half of the 1996 options vested immediately and the other half vest ratably over two years.

                  A summary of the status of the Company's stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                                           Weighted Average
                                             Number of      Exercise Price
                                              Shares          Per Share
                                             ---------     ----------------
Outstanding at December 31, 1993                1,300      $   250.00
Granted                                       208,250            1.96
Canceled                                       (1,300)         250.00
                                              -------      ----------
Outstanding at December 31, 1994              208,250            1.96
Granted at a fair value of $1.63               64,500            4.00
                                              -------      ----------
Outstanding at December 31, 1995              272,750            2.44
Granted at a fair value of $4.26               25,000           10.38
                                              -------      ----------
Outstanding at December 31, 1996              297,750      $     3.11
                                              =======      ==========



                  272,750 of the 297,750 options outstanding at December 31, 1996 have exercise prices between $1.96 and $4.00, with a weighted average exercise price of $2.44 and a weighted average remaining contractual life of 7.7 years. All of these options are exercisable. The remaining 25,000 options have an exercise price of $10.38 and a remaining contractual life of 10 years. 12,500 of these options are exercisable.

                  The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively. The risk-free interest rates of 6.11% and 6.01%; expected dividend yield of 0%; expected lives of 6 years; and expected volatility of 27.96%.

         (d) Redeemable Preferred Shares- The Class A Redeemable Preferred Shares had a liquidation preference of $5,000. Dividends accrued at a rate of 12% and were payable semiannually. The Class B Redeemable Preferred Shares were recorded at their estimated fair market value ($1,700) on the date of issuance. The difference between the fair market value and the liquidation value was being accreted to retained earnings at an effective rate of approximately 13%. During October 1995, the Company purchased all of its Redeemable Preferred Shares from the holders at the $10,000 liquidation value. The difference between the liquidation value and the book value was charged to retained earnings.

(6)      Benefit Plans

         The Company has pension or profit sharing plans covering substantially all of its employees. The Company does not provide any other post-employment or post-retirement benefits.

         (a) Company-Sponsored Pension Plans- The pension plans cover virtually all salaried and hourly employees not covered by multi-employer pension plans and provide benefits of stated amounts for each year of credited service. The Company funds such plans at a rate that meets or exceeds the minimum amounts required by applicable regulations.

                  The plans' assets are primarily invested in mutual funds comprised primarily of common stocks and corporate and U.S. government obligations. In determining the amounts below, the Company has used 7% for its weighted average discount rate assumption and 8% for its expected rate of return on assets assumption.

                  Effective May 1, 1994, the Company amended the benefit obligation of its pension plan for the Parsons union employees so that these employees do not earn additional benefits for future services. The Parsons union employees are now covered by a multi-employer pension plan. Future service will be counted towards vesting of benefits accumulated based on past service. This event qualifies as a curtailment of a defined benefit plan. Accordingly, the unrecognized prior service cost has been recognized and is included as a curtailment loss of $33. The Company does not intend to terminate the plan.

                  The components of pension expense for these plans for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                    1996      1995        1994
                                                  --------   -------    --------
Service cost                                      $   511    $   459    $   426
Interest on projected benefit obligation              428        366        325
Actual return on plan assets                         (610)    (1,047)       (49)
Net amortization and deferral                         199        720       (268)
Curtailment loss                                       --         --         33
                                                  -------    -------    -------
Total                                             $   528    $   498    $   467
                                                  =======    =======    =======


                  The Company-sponsored pension plans' funded status as of December 31, 1996 and 1995 are as follows:



                                                            1996
                                              ------------------------------------
                                                 Assets     Accumulated
                                                 Exceed      Benefits
                                               Accumulated    Exceed
                                                Benefits      Assets       Total
                                              ------------  -----------   --------
  Actuarial present value of benefit
     obligations:
       Vested benefit obligation                 $ 2,876     $ 2,267      $ 5,143
                                                 =======     =======      =======
       Accumulated benefit obligation            $ 3,009     $ 2,407      $ 5,416
                                                 =======     =======      =======
       Projected benefit obligation              $ 4,309     $ 2,487      $ 6,796
  Plan assets at fair market value                 3,906       2,313        6,219
                                                 -------     -------      -------
  Projected benefit obligation in excess of
     plan assets                                     403         174          577

  Unrecognized net gain                              101          31          132
  Prior service cost not yet recognized in
     net periodic pension costs                       --        (219)        (219)
  Adjustment required to recognize minimum
     liability                                        --         170          170
                                                 -------     -------      -------
  Pension liability                              $   504     $   156      $   660
                                                 =======     =======      =======



                                                                 1995
                                                    --------------------------------
                                                     Assets         Accumulated
                                                     Exceed          Benefits
                                                   Accumulated        Exceed
                                                     Benefits         Assets     Total
                                                    -----------   -----------------------
Actuarial present value of benefit obligations:
         Vested benefit obligation                   $ 2,576         $ 2,145     $ 4,721
                                                     =======         =======     =======
         Accumulated benefit obligation              $ 2,687         $ 2,244     $ 4,931
                                                     =======         =======     =======
         Projected benefit obligation                $ 3,688         $ 2,244     $ 5,932
Plan assets at fair market value                       3,211           2,050       5,261
                                                     -------         -------     -------
Projected benefit obligation in excess of
     plan assets                                         477             194         671
Unrecognized net gain (loss)                             130             (48)         82
Prior service cost not yet recognized in
     net periodic pension costs                           --             (57)        (57)
Adjustment required to recognize minimum
     liability                                            --             108         108
                                                     -------         -------     -------
Pension liability                                    $   607         $   197     $   804
                                                     =======         =======     =======



                  The minimum liability is reflected as an intangible asset of $170 as of December 31, 1996 and an intangible asset of $57 and a reduction of shareholders' equity of $50 as of December 31, 1995.

         (b) Multi-Employer Pension Plan- Approximately 13% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $89, $77, and $61 for the years ended December 31, 1996, 1995, and 1994, respectively.

         (c) 401(k) Savings Plan- Virtually all employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% (on the first 2%) according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $295, $242, and $218 for the years ended December 31, 1996, 1995 and 1994, respectively.

 (7)     Income Taxes

The following is a summary of the components of the Company's income tax provision for the years ended December 31, 1996, 1995 and 1994:

                               1996             1995                1994
                              ------           ------              -------
Currently payable:
     Federal                  $2,201           $  789              $   30
     State and local             420               21                  65
Deferred                         917             (120)                 --
                              ------           ------              ------
Total provision               $3,538           $  690              $   95
                              ======           ======              ======



The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 1996, 1995 and 1994 for the following reasons:

                                                    1996       1995       1994
                                                    -----      ----       -----
Statutory income tax rate                           34.0%      34.0%      34.0%
State  income  taxes (net of federal  tax
     benefit)                                        2.6        0.3       (7.2)
Nondeductible goodwill
    amortization and other permanent
    differences                                     7.0       10.4      (78.4)
Unrecognized benefit of losses                        --         --       (7.2)
Change in valuation allowance                         --      (29.5)      42.6
Other, net                                          (0.1)       0.5         --
                                                    ----       ----      -----
Effective income tax rate                           43.5%      15.7%     (16.2)%
                                                    ====       ====      =====


The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 1996 and 1995 are as follows:


                                                           1996          1995
                                                         --------       --------
Current deferred taxes:
     Inventory reserves                                  $  (638)       $  (868)
     Allowance for doubtful accounts                         168            267
     Alternative minimum tax credit
         carryforwards                                       122            563
     Accrued liabilities                                   1,319          1,465
     Other                                                    15            (34)
                                                         -------        -------
         Total                                               986          1,393
                                                         -------        -------

Long-term deferred taxes:
     Accelerated depreciation                             (3,111)        (3,509)
     Other long-term liabilities                             460            865
     Other                                                   (43)          (137)
                                                         -------        -------
         Total                                            (2,694)        (2,781)
                                                         -------        -------
         Net deferred taxes                              $(1,708)       $(1,388)
                                                         =======        =======

(8)      Commitments and Contingencies

         (a) Operating Leases- Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $1,899, $1,288 and $1,163 for the years ended December 31, 1996, 1995 and 1994, respectively. Terms generally range from one to ten years and some contain renewal options. The approximate aggregate minimum annual rental commitments under non-cancelable operating leases are $1,684, $1,246, $869, $487, $222, and $1,057 for 1997, 1998, 1999,
                  2000, 2001, and thereafter, respectively.

         (b) Litigation- The Company is a defendant in various legal proceedings arising out of the conduct of its business. While the ultimate outcome of these lawsuits cannot be determined at this time, management is of the opinion that any liability, notwithstanding recoveries from insurance, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         (c) Self-Insurance- The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 1996, 1995 and 1994. The estimated range of losses for possible self-insurance losses as of December 31, 1996 is $1,000 to $2,000, and the Company has reserved $1,683.

(9)      Related Party Transactions

         During 1996 and 1995, the Company paid Ripplewood a management fee of $125 and $30. This fee is no longer being charged after the initial public offering. The Company paid Ripplewood a fee of $600 at the time the initial public offering was completed for additional services provided in connection with the offering and related transactions. In addition, the Company reimburses Ripplewood for the allocable costs of certain insurance policies purchased by Ripplewood which cover both the Company and Ripplewood.

         During 1995 the Company redeemed all of the then outstanding Class B Common Shares held by Prudential for $4,394 in cash and a payable of $1,000, which was paid in 1996.

         The Company paid a director/shareholder a management fee of $25 in 1995 and 1994.

         The Company paid Onex a management fee of $195 and $225 in 1995 and 1994, respectively. In addition, in October 1995, the Company paid Onex a fee of $400 for financial advisory services in connection with the acquisition of Dur-O-Wal, Inc. and related financing transactions.

(10)     Subsequent Event

         On February 21, 1997, the Company acquired certain of the assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc., privately held concrete paving products manufacturers. The purchase price is approximately $1,400 payable in cash and Class A Common Shares, and is subject to post-closing adjustments.

(11)     Quarterly Financial Information (Unaudited)

                                                                      1996
                                    -----------------------------------------------------------------------
                                        First         Second         Third         Fourth          Full
                                       Quarter       Quarter        Quarter        Quarter         Year
Quarterly Operating Data            -------------  ------------  -------------  -------------  ------------
------------------------
Net Sales                              $23,615       $ 36,461        $37,086        $27,324      $124,486
Gross Profit                             7,469         11,550         11,600          7,846        38,465
Income (loss) before
   extraordinary items                    (401)         2,266          2,563            188         4,616
Income (loss) per share before
   extraordinary items                 $ (0.12)      $   0.64        $  0.44        $  0.03      $   0.94
Stock Price:
   High                                  N/A         $ 13.750        $13.625        $13.125      $ 13.750
   Low                                   N/A         $ 13.000        $11.750        $ 9.625      $  9.625



                                                                      1995
                                    -----------------------------------------------------------------------
                                        First         Second         Third         Fourth          Full
Quarterly Operating Data               Quarter       Quarter        Quarter        Quarter         Year
------------------------            -------------  ------------  -------------  -------------  ------------


Net sales                              $17,977       $ 25,982        $25,150        $23,693      $ 92,802
Gross profit                             5,422          8,026          8,136          7,228        28,812
Income (loss) before
   extraordinary items                    (151)         2,282          2,123         (3,549)        3,705

Income (loss) per share before
   extraordinary items                 $ (0.12)      $   0.60        $  0.55        $ (0.94)     $   0.02


(a) The total of the quarterly income (loss) per share before extraordinary items does not equal the annual income (loss) per share before extraordinary item due to the timing of the issuance and acquisition of the Company's Common Shares.

                  Dayton Superior Corporation And Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1995, and 1994

                             (Amounts in thousands)

                                                                                           Deductions
                                                                                           ----------
                                                                                           Charges for
                                                                Charged                      Which
                                                             (Credited) to                  Reserves
                                               Balance         Costs and        Other         Were        Balance at
                                          Beginning of Year    Expenses       Additions      Created      End of Year
                                          -----------------  --------------  ------------  ------------   -----------
Allowance for Doubtful Accounts
For the year ended December 31, 1996          $  708             (191)              --             (68)          $449
For the year ended December 31, 1995          $  764              (86)              47(1)          (17)          $708
For the year ended December 31, 1994          $1,130             (349)              --             (17) `        $764

(1) Acquisition of Dur-O-Wal, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information required by this Item 10 is incorporated herein by reference to the information under the heading "Nominees" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 8, 1997, except for certain information concerning the executive officers of the Company, which is set forth at the end of Part I of this Annual Report.

ITEM 11.       EXECUTIVE COMPENSATION.

               The information required by this Item 11 is incorporated by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Executive Compensation," "Report of Compensation and Benefits Committee on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 8, 1997.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information required by this Item 12 is incorporated herein by reference to the information under the heading "Ownership of Common Shares" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 8, 1997.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required by this Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Party Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 8, 1997.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) FINANCIAL STATEMENTS The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 1996 and 1995.

               Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

               Notes to Consolidated Financial Statements.

               (a)(2)  FINANCIAL STATEMENT SCHEDULE

               Schedule II - Valuation and Qualifying Accounts (at Item 8 of this Report)

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

               (a)(3) EXHIBITS. See Index to Exhibits following the signature pages to this Report for a list of exhibits.

               (b) REPORTS ON FORM 8-K. During the quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAYTON SUPERIOR CORPORATION

      March 20, 1997

                                          By /s/ John A. Ciccarelli
                                            -----------------------------------
                                          John A. Ciccarelli
                                          President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

           NAME                       TITLE                                 DATE

/s/ John A. Ciccarelli      Director, President and Chief             March 20, 1997
------------------------     Executive Officer
John A. Ciccarelli

/s/ Vinod M. Khilnani       Vice President and Chief Financial        March 20, 1997
------------------------     Officer (Principal Financial Officer)
Vinod M. Khilnani

/s/ Richard L. Braswell     Vice President-Finance and Treasurer      March 20, 1997
------------------------     (Principal Accounting Officer)
Richard L. Braswell

/s/ Matthew O. Diggs, Jr.   Non-Executive Chairman of the Board       March 20, 1997
------------------------
Matthew O. Diggs, Jr.

/s/ William F. Andrews      Director                                  March 20, 1997
------------------------
William F. Andrews

/s/ Timothy C. Collins      Director                                  March 22, 1997
------------------------
Timothy C. Collins

/s/ Matthew M. Guerreiro    Director                                  March 20, 1997
------------------------
Matthew M. Guerreiro

/s/ Robert B. Holmes        Director                                  March 21, 1997
------------------------
Robert B. Holmes





                               INDEX OF EXHIBITS
                               -----------------

  Exhibit No.                    Description                                               Page

          (3)       ARTICLES OF INCORPORATION AND BY-LAWS
                    3.1       Amended Articles of Incorporation of the Company
                              [Incorporated herein by reference to Exhibit 3.2
                              to the Registrant's Registration Statement on Form
                              S-1 (Reg. No. 333-2974)]                                      +

                    3.2       Code of Regulations of the Company (as amended)
                              [Incorporated herein by reference to Exhibit 3.3
                              to the Registrant's Registration Statement on Form
                              S-1 (Reg. No. 333-2974)]                                      +

          (4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                    INCLUDING INDENTURES

                    4.1       Amended and Restated Loan Agreement dated as of
                              June 17, 1996 among Dayton Superior Corporation,
                              Bank One, Dayton, NA and Bank of America Illinois
                              [Incorporated herein by reference to Exhibit 10.17
                              to the Registrant's Registration Statement on Form
                              S-1 (Reg. No. 333-2974)]                                      +

                    4.2       First Amendment to Amended and Restated Loan
                              Agreement dated as of December 18, 1996                       **

                    4.3       Second Amendment to Amended and Restated Loan
                              Agreement dated as of February 1, 1997                        **

                    4.4       Amended and Restated Loan Agreement dated as of
                              June 17, 1996 among Dur-O-Wal, Inc., Bank One, NA
                              and Bank of America Illinois [Incorporated herein
                              by reference to Exhibit 10.18 to the Registrant's
                              Registration Statement on Form S-1 (Reg. No.
                              333-2974)]                                                    +

                    4.5       First Amendment to Amended and Restated Loan
                              Agreement dated as of February 1, 1997                        **

          (10)      MATERIAL CONTRACTS

                    10.1      Amended and Restated Shareholder Agreement dated
                              as of June 26, 1996 among the Company and certain
                              shareholders of the Company [Incorporated herein
                              by reference to Exhibit 10.7 to the Registrant's
                              Registration Statement on Form S-1 (Reg. No.
                              333-2974)]                                                    +

                    10.2      First Amendment to Amended and Restated
                              Shareholder Agreement dated as of December 30,
                              1996                                                          **

                    10.3      Management Incentive Program [Incorporated herein
                              by reference to Exhibit 10.8 to the Registrant's
                              Registration Statement on Form S-1 (Reg. No.
                              333-2974)]                                                   + *



                    10.4      1994 Stock Option Plan [Incorporated herein by
                              reference to Exhibit 10.9 to the Registrant's
                              Registration Statement on Form S-1 (Reg. No.
                              333-2974)]                                                   + *

                    10.5      1995 Stock Option Plan [Incorporated herein by
                              reference to Exhibit 10.10 to the Registrant's
                              Registration Statement on Form S-1 (Reg. No.
                              333-2974)]                                                   + *

                    10.6      1996 Stock Option Plan [Incorporated herein by
                              reference to Exhibit 10.12 to the Registrant's
                              Registration Statement on Form S-1 (Reg. No.
                              333-2974)]                                                   + *

                    10.7      Stock Purchase Agreement dated as of October 16,
                              1995 by and among the Company, Dur-O-Wal, Inc.,
                              Omni Investors, Inc. and certain individuals
                              [Incorporated herein by reference to Exhibit 10.13
                              to the Registrant's Registration Statement on Form
                              S-1 (Reg. No. 333-2974)]                                     +

                    10.8      Employment Agreement between Dur-O-Wal, Inc. and            +*
                              Mario Catani dated as of October 16, 1995
                              [Incorporated herein by reference to Exhibit 10.14
                              to the Registrant's Registration Statement on Form
                              S-1 (Reg. No. 333-2974)]

                    10.9      Executive Compensation Plan effective as of
                              January 1, 1996                                              ***

          (11)      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS                         **

          (21)      SUBSIDIARIES OF THE REGISTRANT
                    21.1      Subsidiaries of the Company [Incorporated herein
                              by reference to Exhibit 21.1 to the Registrant's
                              Registration Statement on Form S-1 (Reg. No.
                              333-2974)]                                                   +


          (27)      FINANCIAL DATA SCHEDULE

                    27.1      Financial Data Schedule                                      **

----------------------------
*  Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.
** Filed herewith
 + Previously filed