Form 10-Q
period 1997-03-28
DAYTON SUPERIOR CORP
filed 1997-04-17
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
    MARCH 28, 1997                                              1-11781

                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                        31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)                      Identification No.)

     721 Richard Street
      Miamisburg, Ohio                                        45342
---------------------------------                     -----------------------
    (Address of principal                                   (Zip Code)
     executive offices)

Registrant's telephone number, including area code:   937-866-0711
                                                    ----------------


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

5,691,804 Shares of Common Stock were outstanding as of April 10, 1997

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 29,    March 28,
                                                                        1996         1997
                                                                     -----------   ----------
                                                                    (Unaudited)   (Unaudited)
                                                                     (Amounts in thousands)


                                     ASSETS
CURRENT ASSETS:
     Cash                                                            $     103     $      96
     Accounts Receivable, net of allowance for
       doubtful accounts of $720 and $436                               13,221        16,652
     Inventories (Note 2)                                               14,664        18,912
     Prepaid expenses                                                      751           773
     Prepaid income taxes                                                  427           993
     Future tax benefits                                                 1,393           986
                                                                     ---------     ---------
       Total current assets                                             30,559        38,412
                                                                     ---------     ---------

RENTAL EQUIPMENT, NET                                                    1,541         2,385
                                                                     ---------     ---------

PROPERTY, PLANT & EQUIPMENT:                                            28,205        32,793
     Less accumulated depreciation                                     (10,798)      (13,993)
                                                                     ---------     ---------
       Net property, plant & equipment                                  17,407        18,800
                                                                     ---------     ---------

GOODWILL AND INTANGIBLE ASSETS,
     net of accumulated amortization (Note 2)                           57,276        57,172
OTHER ASSETS                                                               269           389
                                                                     ---------     ---------
                       Total assets                                  $ 107,052     $ 117,158
                                                                     =========     =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt (Note 4)                      $      32     $   3,282
     Accounts payable                                                    9,796        11,620
     Accrued compensation and benefits                                   2,705         3,551
     Accrued liabilities                                                 3,391         2,962
     Accrued interest                                                    1,845           373
                                                                     ---------     ---------
       Total current liabilities                                        17,769        21,788

LONG-TERM DEBT (Note 3)                                                 56,777        37,216
DEFFERED INCOME TAXES                                                    2,729         2,585
OTHER LONG-TERM LIABILITIES                                              2,693         2,180
                                                                     ---------     ---------
       Total liabilities                                                79,968        63,769
                                                                     ---------     ---------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Class A Common Shares                                              17,483        32,997
     Class B Common Shares                                               1,942         9,749
     Cumulative foreign currency translation adjustment                   (139)         (149)
     Excess pension liability                                              (50)           --
     Retained earnings                                                   7,929        10,792
     Treasury shares, Class A Common, at cost                              (81)           --
                                                                     ---------     ---------
       Total shareholders' equity                                       27,084        53,389
                                                                     ---------     ---------
                       Total liabilities and shareholders' equity    $ 107,052     $ 117,158
                                                                     =========     =========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Fiscal Months Ended
                                                     -------------------------
                                                   March 29,        March 28,
                                                      1996             1997
                                                  -----------      -----------
                                                  (Unaudited)      (Unaudited)
                                  (Amounts in thousands, except share and per share amounts)

NET SALES                                         $    23,615      $    25,980

COST OF SALES                                          16,146           18,272
                                                  -----------      -----------

     Gross profit                                       7,469            7,708

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES             5,629            6,273

AMORTIZATION OF GOODWILL AND INTANGIBLES                  406              457
                                                  -----------      -----------

     Operating income                                   1,434              978

OTHER EXPENSES:

     Interest expense, net                              1,585              686

     Other, net                                             8               11
                                                  -----------      -----------

     Income (loss) before income taxes                   (159)             281

PROVISION FOR INCOME TAXES                                242              121
                                                  -----------      -----------

     Net income (loss)                            $      (401)     $       160
                                                  ===========      ===========

Net income (loss) per share                       $     (0.12)     $      0.03
                                                  ===========      ===========

Weighted average common and common equivalent
     shares outstanding                             3,333,389        5,899,325
                                                  ===========      ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Quarters Ended March 29, 1996 and March 28, 1997

                                                                               March 29,   March 28,
                                                                                 1996        1997
                                                                             -----------  -----------
                                                                             (Unaudited)  (Unaudited)
                                                                              (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          ($401)     $   160
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                             908        1,041
         Amortization of goodwill and intangibles                                 406          457
         Deferred income taxes                                                    (52)        (109)
         Amortization of debt discount and deferred financing costs                70           41
         Loss (gain) on sales of assets                                            (2)          --
     Change in assets and liabilities, net of the effects of acquisition:
         Accounts receivable                                                   (1,497)      (3,982)
         Inventories                                                           (2,272)      (4,438)
         Rental equipment                                                        (394)        (371)
         Accounts payable                                                       1,753        3,713
         Accrued liabilities                                                   (1,780)        (910)
         Income tax payable                                                         9          229
         Accrued interest                                                        (218)         299
         Other, net                                                              (182)        (309)
                                                                              -------      -------
            Net cash provided by/(used in) operating activities                (3,652)      (4,179)
                                                                              -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property, plant and equipment additions                                     (667)        (558)
     Proceeds from sales of assets                                                  2            9
     Other, net                                                                    --           (6)
     Acquisition of the net assets of Ironco Manufacturing (Note 4)                --       (1,098)
                                                                              -------      -------
            Net cash provided by/(used in) investing activities                  (665)      (1,653)
                                                                              -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of long-term debt, net                                            3,777        5,729
                                                                              -------      -------
            Net cash provided by/(used in) financing activities                 3,777        5,729
                                                                              -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            --           (4)

                                                                              -------      -------
            Net increase/(decrease) in cash                                      (540)        (107)

CASH, beginning of period                                                         643          203

                                                                              -------      -------
CASH, end of period                                                           $   103      $    96

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid (refunded) for income taxes                                    $   248          ($1)
     Cash paid for interest                                                     1,783        1,222
     Issuance of common stock in conjunction with acquisition (Note 4)                         346

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 29, 1996 and March 28, 1997
                (Amounts in thousands, except for share amounts)
                                   (Unaudited)

(1) CONSOLIDATED FINANCIAL STATEMENTS

         The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 1996.

(2) ACCOUNTING POLICIES

         The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 1996. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature

         (a) Fiscal Quarter - The Company's fiscal quarters are defined as the periods ending on the last Friday in March, June and September.

         (b) Inventories - Substantially all finished products and raw materials are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). Following is a summary of the components of inventories as of March 29, 1996 and March 28, 1997:

                                                     March 29,   March 28,
                                                       1996        1997
                                                     -------     -------

                Raw materials..................      $ 2,996     $ 5,166
                Finished goods.................       11,668      13,746
                                                     -------     -------
                                                      14,664      18,912

                LIFO reserve...................           --          --
                                                     -------     -------
                                                     $14,664     $18,912
                                                     =======     =======



(3) CREDIT ARRANGEMENTS

         On June 17, 1996, the Company entered into an Amended Credit Facility (as so amended, the "Amended Credit Facility") with Bank One, Dayton, NA and Bank of America Illinois (collectively, the "Banks"). The Amended Credit Facility provided for a Term Loan and a Revolving Credit Facility, each of which will be secured by substantially all the assets of the Company. At March 28, 1997, $32,858 was available under the Revolving Credit

Facility, of which $28,863 was outstanding at a weighted average interest rate of 7.0%.

         Average borrowings under the Revolving Credit Facility and its predecessors were $24,944 and $14,959 during the three fiscal months ended March 28, 1997 and March 29, 1996, respectively, at an approximate weighted average interest rate of 7.3% and 8.8%, respectively. The maximum borrowings outstanding during the three fiscal months ended March 28, 1997 and March 29, 1996, was $28,963 and $17,240, respectively.

         Following is a summary of the Company's long-term debt as of March 29, 1996 and March 28, 1997:

                                                           March 29,     March 28,
                                                             1996          1997
                                                           --------      --------
         Revolving lines of credit                         $ 17,070      $ 28,863
         Term Loan, bearing a weighted average                   --        11,375
                interest rate of 7.43%
         City of Parsons, KS Economic Development Loan          294           260
         Unsecured Senior Promissory notes, prepaid
                during 1996 (Note 4)                         40,000            --
         Unamortized debt discount                             (555)           --
                                                           --------      --------
         Total long-term debt                                56,809        40,498
         Less current portion                                   (32)       (3,282)
                                                           --------      --------
         Long-term portion                                 $ 56,777      $ 37,216
                                                           ========      ========

(4) ACQUISITION OF THE NET ASSETS OF IRONCO MANUFACTURING CO., INC. AND BIRMINGHAM BAR COATING INC.

         On February, 21, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating Inc., privately held concrete paving products manufacturers. The purchase price, including acquisition related costs of $19, is $1,438 and was paid in cash of $1,092 and 26,254 Class A Common Shares. The acquisition has been accounted for as a purchase. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of the agreed upon fair value of the assets acquired and liabilities assumed.

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

         As of March 28, 1997, the Company has paid $4,845 of the $5,601 purchase price with the balance due by April 1998. The acquisition has been accounted for as a purchase and the results of American Highway Technology have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of appraised fair value of the assets acquired of $6,113, including goodwill of $1,374 and liabilities assumed of $512. Certain evaluations are preliminary estimates and may change. In the opinion of management, the preliminary allocation of the purchase price is not expected to differ materially from the final allocation.

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

(7) STOCK OPTION PLANS

         The Company has three stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs has been recognized. Had compensation cost for these plans been determined with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share for the three fiscal months of 1996 and 1997 would have been reduced to the following pro forma amounts:

                                                      March 29,         March 28,
                                                        1996              1997
                                                      ---------         ---------
Net Income/(loss)          As Reported                 $(401)              $160
                           Pro Forma                    (406)               150

Income/(loss) per share    As Reported                $(0.12)             $0.03
                           Pro Forma                   (0.12)              0.02

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This standard is effective for both interim and annual periods ending after December 15, 1997. If the earnings per share were calculated in accordance with SFAS 128, the Company's income (loss) per share would be as follows:

                                    March 29,                 March 28,
                                      1996                      1997
                                    ---------                 ---------
Basic                                 $(0.12)                     $0.03
Diluted                                (0.12)                      0.03

ITEM 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATION
---------

OVERVIEW

Dayton Superior's record first quarter 1997 net sales of $26.0 million were 10.2% higher than net sales in the first quarter of 1996. The Company's sales by major product category during the last two years were:

DOLLARS IN MILLIONS                          MARCH 28, 1997        MARCH 29, 1996
-------------------                          --------------        --------------

Concrete Products                                  $ 17.3                 $15.5
Paving Products                                       3.6                   3.1
Masonry Products                                      5.1                   5.0
                                                      ---                   ---

Net Sales                                           $26.0                 $23.6
                                                    =====                 =====

Net sales of concrete products increased by $1.8 million, or 11.4%, to $17.3 million in the first quarter of 1997 due to strong market demand especially in the rental and tilt-up markets. Paving products increased $0.5 million, or 15.2%, to $3.6 million in the first quarter of 1997 due to higher than expected customer demand. Masonry products increased slightly in the first quarter compared to last year, with a 2.5% increase. The masonry product market is currently very price competitive, particularly in the hot dipped and galvanized markets.

Income before taxes was $0.3 million in the first quarter of 1997 compared with a loss of $0.2 million in 1996. Interest expense decreased by $0.9 million, or 56.7% in the first quarter of 1997 from the same period last year.

Net income for the first quarter of 1997 was $0.2 million or $0.03 per share, compared to a loss of $0.4 million or $0.12 per share in the first quarter of 1996.

IMPLEMENTATION OF BUSINESS STRATEGY

To strengthen its' position in concrete paving products, in February 1997, the Company acquired the principal assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. These operations will remain in Birmingham, AL and be operated as Ironco Manufacturing, as part of the American Highway Technology division.

A December 1996 investment gave the Company a growing position in a new Formliner product line. The Company invested in Spec Formliners, Inc., a start-up manufacturer of Formliner products, which manufactures products for Dayton Superior as well as other customers. The Company now markets a wide range of Formliner products under the Dayton Superior(R) name.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                               MARCH 28,  MARCH 29,
                                                 1997       1996
                                               ---------  ---------

Net sales                                        100.0     100.0
Cost of goods sold                                70.3      68.4
                                                 -----     -----
Gross profit                                      29.7      31.6
Selling, general and administrative expenses      24.1      23.8
Amortization of goodwill and intangibles           1.8       1.7
Interest expense, net                              2.7       6.8
Other, net                                           -         -
                                                 -----     -----
Income (loss) before income taxes                  1.1      (0.7)
Provision for income taxes                         0.5       1.0
                                                 -----     -----
Net income/(loss)                                  0.6      (1.7)
                                                 =====     =====

------------------------------


COMPARISON OF THREE FISCAL MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996

NET SALES

Net sales increased $2.4 million, or 10.0% from $23.6 million in the first quarter of 1996 to $26.0 million in the first quarter of 1997. Sales of concrete products increased by 11.4% from $15.5 million in the first quarter of 1996 to $17.3 million in the first quarter of 1997, due to strong performance in our rental and tilt-up product lines, and, to a lesser extent, new product sales. Paving products increased $0.5 million, or 15.2% from the first quarter of 1996 to the first quarter of 1997. Strong demand from customers drove a portion of the increase. Net sales of masonry products increased $0.1 million, to $5.1 million in the first quarter of 1997 compared to the first quarter 1996 levels. Competition is strong in the hot dipped and mill galvanized product market.

GROSS PROFIT

Gross profit for the first quarter of 1997 was $7.7 million, a 3.2% increase over $7.5 million from the first quarter of 1996. As a percent of net sales, gross margin was 29.7% in the first quarter of this year, down slightly from 31.6% last year. The decrease in gross margin percentage was caused by three primary factors: competitive pricing on masonry products, a higher mix of paving products, which traditionally command a lower margin than concrete accessories, and unfavorable raw material costs, which will be reflected in subsequent pricing decisions.

OPERATING EXPENSES

SG&A expenses (excluding the amortization of goodwill and intangibles) were up as a percent of sales from 23.8% in the first three months of last year, to 24.1% in the first three months of this year. SG&A expenses increased $0.7 million, or 11.4% from $5.6 million in the first quarter 1996, to $6.3 million in the first quarter 1997. The increase resulted from incurring costs associated with being a publicly owned company and to build and strengthen the new division-American Highway Technology. American Highway Technology locations in Kankakee, IL and Birmingham, AL were added in April 1996 and February 1997.

INTEREST AND OTHER EXPENSES

Interest expense decreased $0.9 million from $1.6 million in the first quarter 1996, to $0.7 million in the first quarter 1997. The Company used the proceeds from its initial public offering in June 1996 to reduce debt levels and to negotiate favorable interest rates.

NET INCOME

Income before income taxes increased $0.5 million to $0.3 million in the first quarter 1997 compared to a $0.2 million loss in the first quarter 1996. Provision for income taxes was $0.2 million in the first quarter of 1996 and $0.1 in the first quarter of 1997. In the first quarter of 1996, the provision for taxes reflected non-deductible goodwill amortization and a net operating loss in Canada on which no tax carryback was available. The 1997 tax provision reflects an annualized effective rate.

Net income in the first quarter of 1997 was $0.2 million or $0.03 per share compared to a loss of $0.4 million or $0.12 per share in the first quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first quarter of 1997 was $4.2 million. Net income before non-cash charges of depreciation, amortization and deferred taxes provided $1.7 million of operating cash flow. Working capital growth used $5.7 million of operating cash flow. Significant working capital uses included seasonal increases in accounts receivable and inventory of $4.0 million and $4.4 million, net of acquisitions, respectively. Accounts payable grew by $3.7 million in the first quarter of 1997 due primarily to normal seasonal expansion and to a lesser degree to the timing of strategic raw material purchases late in the first quarter. Net cash generated from draws on the line of credit funded the seasonal increases in operating activities, investments in property, plant and equipment, the acquisition of the principal assets of Ironco Manufacturing Co., Inc., and Birmingham Bar Coating Inc. and the scheduled term loan repayments.

At March 28, 1997, working capital was $16.6 million, compared to $12.8 million at March 29, 1996. The growth in working capital is primarily attributable to acquisitions and growth in the base business.

In June 1996, the Company entered into an Amended Credit Facility to provide for term loans to the Company and Dur-O-Wal (together, the "Term Loan") and revolving credit facilities for the Company and Dur-O-Wal (together, the "Revolving Credit Facility"), each of which is secured by substantially all the assets of the Company and Dur-O-Wal. At March 28, 1997, $32.9 million of the $37.0 million Revolving Credit Facility was available, of which $28.9 million of borrowings were outstanding. The Term Loan had an outstanding balance at March 28, 1997 of $11.4 million. At March 28, 1997, the Company had $40.5 million of long-term debt outstanding, of which $3.3 million was current. Net borrowings during the first quarter of 1997 were $5.7 million. The Company's debt to total capitalization ratio decreased from 67.7% in March 1996 to 41.1% in March 1997 primarily as a result of the initial public offering and loan repayments.

The Company invested $0.6 million in property, plant and equipment additions during the first three months of 1997. Significant investments were made in equipment to further improve efficiencies and expand capacity in the concrete paving product line and masonry accessory product line.

On February 21, 1997, the Company acquired certain of the assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating Inc., privately held concrete paving products manufacturers. The purchase price, including acquisition related costs, is $1.4 million and was paid in cash and Class A Common Shares. The acquisition was accounted for as a purchase. The cost of the acquisition was funded through draws under the Revolving Credit Facility. The purchase price was allocated on the basis of the agreed upon fair value of the assets acquired and liabilities assumed.

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

SEASONALITY

The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically more than 50% of cash flow from operations is generated in the fourth quarter.

INFLATION

The Company does not believe inflation had a significant impact on its operations over the past three years. In the past, the Company has been able to pass along all or a portion of the effects of steel price increases. There can be no assurance the Company will be able to continue to pass on the cost of such increases in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1996, the American Institute of Certified Public Accounts issued Statement of Position 96-1, "Environmental Remediation Liabilities"
("SOP 96-1"). As described in footnote 2(f) of the consolidated financial statements, the Company adopted the provisions of SOP 96-1 on January 1,1997. The adoption did not have a material impact on the Company's financial position or results of operations.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This standard is effective for both interim and annual periods ending after December 15, 1997. If the earnings per share were calculated in accordance with SFAS 128, the Company's income (loss) per share would be unchanged.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as the general economy, governmental expenditures and changes in banking and tax laws; the Company's ability to successfully identify, finance, complete and integrate acquisition; the mix of products sold by the Company; the Company's ability to successfully develop and introduce new products; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the seasonality of the construction industry. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DAYTON SUPERIOR CORPORATION
                                  ---------------------------

 DATE: April 17, 1997          BY: /s/Vinod M. Khilnani
       --------------------        -------------------------------
                                      Vinod M. Khilnani
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                   /s/Richard L. Braswell
                                   -------------------------------
                                      Richard L. Braswell
                                      Vice President Finance and Treasurer
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

(11)         Statement Re: Computation of Earnings Per Share:
             11.1     Computation of Earnings Per Share.............   *

(27)         Financial Data Schedule................................   *


-------------------

"*"               Indicates the Exhibit is filed with this Report.