Form 10-Q/A
period 1997-03-28
DAYTON SUPERIOR CORP
filed 1997-07-23
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
      MARCH 28, 1997                                       1-11781

                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      OHIO                            31-0676346
--------------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
        Incorporation or organization)            Identification No.)

           721 Richard Street
           Miamisburg, Ohio                              45342
           ----------------                              -----
         (Address of principal                         (Zip Code)
          executive offices)

Registrant's telephone number, including area code:   937-866-0711
                                                      ------------

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

5,691,804 Common Shares were outstanding as of April 10, 1997

This Form 10-Q hereby is amended to add the following:

PART II-OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES

On February 21, 1997, the Company issued 26,254 of its Class A Common Shares, without par value, to Lloyd A. Rafalsky in payment of a portion of the purchase price (on the basis of a price of $13.1875 per share or $346,223 in the aggregate) of assets purchased from Birmingham Bar Coating, Inc., a corporation of which Mr. Rafalsky was the principal shareholder. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. Mr. Rafalsky has certain registration rights with respect to such shares.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DAYTON SUPERIOR CORPORATION
                                    ---------------------------

    DATE: July 22, 1997      BY:   /s/Vinod M. Khilnani
         --------------------     ----------------------
                                      Vinod M. Khilnani
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                   /s/Richard L. Braswell
                                  ----------------------
                                      Richard L. Braswell
                                      Vice President Finance and Treasurer
                                      (Principal Accounting Officer)