Form 10-Q
period 1997-06-27
DAYTON SUPERIOR CORP
filed 1997-07-23
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
    JUNE 27, 1997                                                1-11781


                          DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   OHIO                               31-0676346
--------------------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S.  Employer
          Incorporation or organization)           Identification No.)

               721 Richard Street
                Miamisburg, Ohio                              45342
                ----------------                              -----
             (Address of principal                        (Zip Code)
               executive offices)

Registrant's telephone number, including area code:   937-866-0711
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


                                                 YES     X         NO
                                                     ---------        ---------

5,712,562 Common Shares were outstanding as of JULY 22, 1997

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 28,      June 27,
                                                         1996          1997
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
    ASSETS                                              (Amounts in thousands)
    CURRENT ASSETS:
      Cash                                                  $638          $316
      Accounts Receivable, net of allowance for
       doubtful accounts of $720 and $447                 21,413        23,669
      Inventories (Note 2)                                15,538        18,855
      Prepaid expenses                                       657           885
      Prepaid income taxes                                   427             0
      Future tax benefits                                  1,393           988
                                                      -----------   -----------
       Total current assets                               40,066        44,713
                                                      -----------   -----------

    RENTAL EQUIPMENT, NET                                  1,587         2,807
                                                      -----------   -----------

    PROPERTY, PLANT & EQUIPMENT:                          30,258        33,438
      Less accumulated depreciation                      (11,650)      (14,957)
                                                      -----------   -----------
       Net property, plant & equipment                    18,608        18,481

    GOODWILL AND INTANGIBLE ASSETS,
      net of accumulated amortization                     58,180        56,705
    OTHER ASSETS                                               0           363
                                                      -----------   -----------
          Total assets                                  $118,441      $123,069
                                                      ===========   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Current portion of long-term debt (Note 3)          $3,282        $3,282
      Accounts payable                                    13,965        12,202
      Accrued compensation and benefits                    4,114         4,428
      Accrued liabilities                                  3,391         3,881
      Due to Ripplewood Holdings LLC                         611             0
      Accrued interest                                        14           143
                                                      -----------   -----------
       Total current liabilities                          25,377        23,936

    LONG-TERM DEBT (Note 3)                               37,602        38,395
    DEFFERED INCOME TAXES                                  2,663         2,470
    OTHER LONG-TERM LIABILITIES                            3,186         1,824
                                                      -----------   -----------
       Total liabilities                                  68,828        66,625
                                                      -----------   -----------
    COMMITMENTS AND CONTINGENCIES
    SHAREHOLDERS' EQUITY:
      Class A Common Shares                               31,800        33,102
      Class B Common Shares                               10,123         9,749
      Cumulative foreign currency translation adjust        (141)         (150)
      Excess pension liability                               (50)            0
      Retained earnings                                    7,881        13,743
                                                      -----------   -----------
       Total shareholders' equity                         49,613        56,444
                                                      -----------   -----------
          Total liabilities and shareholders' equity    $118,441      $123,069
                                                      ===========   ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                 DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Fiscal Months Ended     Six Fiscal Months Ended
                                                     -------------------------     -----------------------
                                                     June 28,       June 27,       June 28,       June 27,
                                                        1996           1997        1996           1997
                                                     -----------    -----------    -----------    -----------
                                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    (Amounts in thousands, except share and per share amounts)

    NET SALES                                           $36,461        $39,839        $60,076        $65,819

    COST OF SALES                                        24,911         26,906         41,057         45,178
                                                     -----------    -----------    -----------    -----------

      Gross profit                                       11,550         12,933         19,019         20,641

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          5,818          6,475         11,447         12,748

    AMORTIZATION OF GOODWILL AND INTANGIBLES                426            468            832            925
                                                     -----------    -----------    -----------    -----------

      Operating income                                    5,306          5,990          6,740          6,968

    OTHER EXPENSES:

      Interest expense, net                               1,594            797          3,179          1,483

      Other, net                                            (24)             0            (16)            11
                                                     -----------    -----------    -----------    -----------
      Income before income taxes and extraordinary
         item                                             3,736          5,193          3,577          5,474


    PROVISION FOR INCOME TAXES                           (1,470)        (2,242)        (1,712)        (2,363)
                                                     -----------    -----------    -----------    -----------

      Net income before extraordinary item               $2,266         $2,951         $1,865         $3,111
                                                     -----------    -----------    -----------    -----------
    EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT
         (Note 6)                                       ($2,314)            $0        ($2,314)            $0
                                                     -----------    -----------    -----------    -----------

    NET INCOME/(LOSS)                                      ($48)        $2,951          ($449)        $3,111
                                                     ===========    ===========    ===========    ===========

    Income per share before extraordinary item            $0.64          $0.51          $0.54          $0.53
                                                     -----------    -----------    -----------    -----------

    Extraordinary item per share                         ($0.65)         $0.00         ($0.67)         $0.00
                                                     -----------    -----------    -----------    -----------

    Net income/(loss) per share                          ($0.01)         $0.51         ($0.13)         $0.53
                                                     ===========    ===========    ===========    ===========

    Weighted average common and common equivalent
      shares outstanding                              3,562,794      5,838,646      3,449,278      5,829,466
                                                     ===========    ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 28, 1996 and June 27, 1997

                                                                         June 28,     June 27,
                                                                           1996         1997
                                                                       -----------  -----------
                                                                       (Unaudited)  (Unaudited)
                                                                        (Amounts in thousands)

    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                      ($449)  $3,111
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Extraordinary loss on debt extinguishment                            2,314        0
        Depreciation                                                         1,872    2,098
        Amortization of goodwill and intangibles                               832      925
        Deferred income taxes                                                 (118)    (224)
        Amortization of debt discount and deferred finanancing costs           136       82
        Loss (gain) on sales of assets                                          (6)       0
      Change in assets and liabilities, net of the effects of acquisitions:
        Accounts receivable                                                 (7,455) (10,999)
        Inventories                                                         (2,267)  (4,381)
        Rental equipment                                                      (539)    (877)
        Accounts payable                                                     4,626    4,295
        Accrued liabilities                                                   (180)    (349)
        Income tax payable                                                     (82)   2,510
        Accrued interest                                                    (2,049)      69
        Due to Ripplewood Holdings LLC                                         611        0
        Other, net                                                             564     (810)
                                                                       -----------  -----------
          Net cash provided by/(used in) operating activities               (2,190)  (4,550)
                                                                       -----------  -----------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Property, plant and equipment additions                               (1,255)  (1,213)
      Proceeds from sales of assets                                              5       10
      Other, net                                                                 0      (13)
      Acquisition of the net assets of Ironco Manufacturing and
        Steel Structures, Inc. (Notes 4 & 5)                                (3,800)  (1,129)
                                                                       -----------  -----------
          Net cash used in investing activities                             (5,050)  (2,345)
                                                                       -----------  -----------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of long-term debt, net                                       27,293    7,745
      Repayment of long-term debt                                          (40,000)    (837)
      Prepayment premium on extinguishment of long-term debt                (2,400)       0
      Financing costs and fees                                                (235)       0
      Issuance of common stock                                              22,579      105
                                                                       -----------  -----------
          Net cash provided by financing activities                          7,237    7,013
                                                                       -----------  -----------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (2)      (5)

                                                                       -----------  -----------
          Net increase/(decrease) in cash                                       (5)     113

    CASH, beginning of period                                                  643      203

                                                                       -----------  -----------
    CASH, end of period                                                       $638     $316
                                                                       ===========  ===========

    SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for income taxes                                              $502     $125
      Cash paid for interest                                                 5,091    1,341
      Issuance of common stock in conjunction with acquisition (Note 4)          0      451


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 28, 1996 AND JUNE 27, 1997
                (Amounts in thousands, except for share amounts)
                                   (Unaudited)


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

         (b) Inventories - Substantially all finished products and raw materials are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). Following is a summary of the components of inventories as of June 28, 1996 and June 27, 1997:

                                                              June 28,  June 27,
                                                                1996     1997
                                                              -------  -------
                Raw materials ...........................     $ 5,095  $ 4,916
                Finished goods ..........................      10,443   13,939
                                                              -------  -------
                                                               15,538   18,855

                LIFO reserve ............................       ---      ---
                                                              -------  -------
                                                              $15,538  $18,855
                                                              =======  =======


(3)      Credit Arrangements

         On June 17, 1996, the Company entered into an Amended Credit Facility (as so amended, the "Amended Credit Facility") with Bank One, Dayton, NA and Bank of America Illinois (collectively, the "Banks"). The Amended Credit Facility provided for a Term Loan and a Revolving Credit Facility, each of which will be secured by substantially all the assets of the Company. At June 27, 1997, $37,000 was available under the Revolving Credit Facility, of which $30,863 was outstanding at a weighted average interest rate of 7.3%.

         Average borrowings under the Revolving Credit Facility and its predecessors were $28,042 and $17,637 during the six fiscal months ended June 27, 1997 and June 28, 1996, respectively, at an approximate weighted average interest rate of 7.3% and 8.3%, respectively. The maximum borrowings outstanding during the six fiscal months ended June 27, 1997 and June 28, 1996, was $32,403 and $27,600, respectively.

         Following is a summary of the Company's long-term debt as of June 28, 1996 and June 27, 1997:

                                                              June 28, June 27,
                                                                1996    1997
                                                              -------  -------
         Revolving lines of credit                            $27,600  $30,863
         Term Loan, bearing a weighted average                 13,000   10,562
                interest rate of 7.43%
         City of Parsons, KS Economic Development Loan            284      252
                                                              -------  -------
         Total long-term debt                                  40,884   41,677
         Less current portion                                  (3,282)  (3,282)
                                                              -------  -------
         Long-term portion                                    $37,602  $38,395
                                                              =======  =======


(4) Acquisition of the Net Assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating Inc.

         On February, 21, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating Inc., privately held concrete paving products manufacturers. The purchase price, including acquisition related costs of $74, is $1,493 and was paid in cash of $1,147 and 26,254 Class A Common Shares. The acquisition has been accounted for as a purchase. The cash cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of the agreed upon fair value of the assets acquired and liabilities assumed.


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

         As of June 27, 1997, the Company has paid $5,201 of the $5,601 purchase price with the balance due by April 1998. The acquisition has been accounted for as a purchase and the results of American Highway Technology have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of appraised fair value of the assets acquired of $6,113, including goodwill of $1,374, and liabilities assumed of $512.

(6)      Extraordinary loss on Debt Extinguishment

         In June 1996, the Company extinguished its $40,000 of unsecured promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized finance costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $22,358 in proceeds from its public stock offering and its Amended Credit Facility.


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


(8)      Stock Option Plans

         The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs has been recognized. Had compensation cost for these plans been determined with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share for the six fiscal months of 1996 and 1997 would have been reduced to the following pro forma amounts:

                                    Three fiscal months      Six fiscal months
                                    -------------------      -----------------
                                           ended                   ended
                                           -----                   -----
                                   June 28,     June 27,    June 28,    June 27,
                                   --------     --------    --------    --------
                                     1996         1997        1996        1997
                                     ----         ----        ----        ----
Net Income          As Reported         ($48)    $2,951       ($449)     $3,111
                    Pro Forma           ( 53)     2,920       ( 460)      3,069

Income per Share    As Reported       ($0.01)     $0.51      ($0.13)      $0.53
                    Pro Forma         ( 0.01)      0.50      ( 0.13)       0.53


         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Company may grant options of up to 40,000 shares under the 1997 Nonemployee Directors Stock Option Plan and up to 240,000 shares under the 1997 Stock Option and Restricted Stock Plan. A summary of the status of the Company's stock option plans for the six months ended June 27, 1997 is presented in the table below:

                                             Weighted Average Exercise
                          Number of Shares             Price Per Share
Outstanding at 12/31/96            297,750                      $ 3.11
Granted                              6,000                       12.63
                                     -----                       -----
Outstanding at 06/27/97            303,750                      $ 3.30
                                   =======                      ======


(9) Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This standard is effective for both interim and annual periods ending after December 15, 1997. If the earnings per share were calculated in accordance with SFAS 128, the Company's income (loss) per share would be as follows:


                 Three fiscal months ended         Six fiscal months ended
                 -------------------------         -----------------------
              June 28, 1996     June 27, 1997   June 28, 1996     June 27, 1997
              -------------     -------------   -------------     -------------
Basic                ($0.01)            $0.52          ($0.13)            $0.55
Diluted              ( 0.01)             0.51          ( 0.13)             0.53


ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Dayton Superior Corporation (the "Company") achieved record second quarter 1997 net sales of $39.8 million, which were 9.0% higher than net sales in the second quarter of 1996. The Company's second quarter sales by major product category during the last two years were:

DOLLARS IN MILLIONS       THREE FISCAL MONTHS ENDED        SIX FISCAL MONTHS ENDED
-------------------       -------------------------        -----------------------
                        JUNE 27, 1997   JUNE 28, 1996   JUNE 27, 1997   JUNE 28, 1996
                        -------------   -------------   -------------   -------------
Concrete Products               $23.3           $21.5           $40.6           $37.0
Paving Products                   9.2             7.6            12.8            10.7
Masonry Products                  7.3             7.4            12.4            12.4
                                  ---             ---            ----            ----

Net Sales                       $39.8           $36.5           $65.8           $60.1
                                =====           =====           =====           =====

Net sales of concrete products increased by $1.8 million, or 8.4%, to $23.3 million in the second quarter of 1997 due to strong market demand, especially in the rental and tilt-up markets. Net sales of paving products increased $1.6 million, or 21.1%, to $9.2 million in the second quarter of 1997 due to the acquisition of Ironco Manufacturing Co., Inc. in February 1997 and higher than expected customer demand. Net sales of masonry products decreased slightly in the second quarter compared to last year, with a 1.4% decrease. The masonry product market is currently very price competitive, particularly in the hot dipped and mill galvanized masonry wall reinforcement markets.

Income before taxes and extraordinary item was $5.2 million in the second quarter of 1997 compared to $3.7 million in the second quarter of 1996. Interest expense decreased by $0.8 million, or 50.0%, in the second quarter of 1997 from the same period last year as the Company used the proceeds from its initial public offering in June 1996 to reduce debt levels and to negotiate favorable interest rates.

Net income for the second quarter of 1997 was $3.0 million, or $0.51 per share, compared to a loss of $0.05 million, or $0.01, per share in the second quarter of 1996.

IMPLEMENTATION OF BUSINESS STRATEGY

To strengthen its position in concrete paving products, in February 1997, the Company acquired the principal assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. Operations remained in Birmingham, AL under the name Ironco Manufacturing, as part of the Company's American Highway Technology division.

On May 9, 1997, Dayton Superior announced a definitive agreement to acquire Symons Corporation for an estimated total purchase price of $79 million. Symons is comprised of two divisions, Symons and Richmond Screw Anchor. Symons is a leading manufacturer of prefabricated concrete forms, while Richmond Screw Anchor is a manufacturer of concrete accessories. These businesses complement and broaden the

Company's product lines. See Part II, Item 1 of this report.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                    THREE FISCAL MONTHS    SIX FISCAL MONTHS
                                                    -------------------    -----------------
                                                            ENDED                ENDED
                                                            -----                -----
                                                     JUNE 27,   JUNE 28,   JUNE 27,   JUNE 28,
                                                     --------   --------   --------   --------
                                                       1997      1996         1997      1996
                                                       ----      ----         ----      ----
Net sales                                                 100.0     100.0       100.0     100.0
Cost of goods sold                                         67.5      68.3        68.7      68.3
                                                       --------  --------    --------   -------
Gross profit                                               32.5      31.7        31.3      31.7
Selling, general and administrative expenses               16.3      16.0        19.4      19.1
Amortization of goodwill and intangibles                    1.2       1.2         1.4       1.4
                                                       --------  --------    --------   -------
Operating income                                           15.0      14.5        10.5      11.2
Interest expense, net                                       2.0       4.4         2.2       5.3
Other, net                                                   --      (0.1)         --      (0.1)
                                                       --------  --------    --------   -------
Income before income taxes                                 13.0      10.2         8.3       6.0
Provision for income taxes                                  5.6       4.0         3.6       2.9
                                                       --------  --------    --------   -------
Net income before extraordinary item                        7.4       6.2         4.7       3.1
Extraordinary item                                           --      (6.3)         --      (3.8)
                                                       --------  --------    --------   -------
Net income/(loss)                                           7.4     (0.1)         4.7      (0.7)
                                                       ========  ========    ========   =======

------------------------------


COMPARISON OF THREE FISCAL MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996

NET SALES

Net sales increased $3.3 million, or 9.0%, from $36.5 million in the second quarter of 1996 to $39.8 million in the second quarter of 1997. Net sales of concrete products increased by 8.4% from $21.5 million in the second quarter of 1996 to $23.3 million in the second quarter of 1997, due to strong performance in our rental and tilt-up product lines, and, to a lesser extent, new product sales. Net sales of paving products increased $1.6 million, or 21.1% from the second quarter of 1996 to the second quarter of 1997. The acquisition of the assets of Ironco Manufacturing Co., Inc. in February 1997 and strong demand from customers drove the increase. Net sales of masonry products decreased $0.1 million, to $7.3 million in the second quarter of 1997 compared to the second quarter 1996 levels. Competition continues at a high level in the hot dipped and mill galvanized masonry wall reinforcement product markets.

GROSS PROFIT

Gross profit for the second quarter of 1997 was $12.9 million, a 11.2% increase over $11.6 million from the second quarter of 1996. As a percent of net sales, gross margin was 32.5% in the second quarter of this year, up from 31.7% last year. The increase in gross margin was caused by the following primary factors: a favorable mix within the concrete products category to higher margin products and higher margins on paving and masonry products.

OPERATING EXPENSES

SG&A expenses (excluding the amortization of goodwill and intangibles) were up slightly as a percent of net sales from 16.0% in the second quarter of last year, to 16.3% in the second quarter of this year. SG&A expenses increased $0.7 million, or 12.1%, from $5.8 million in the second quarter of 1996, to $6.5 million in the second quarter of 1997. The increase resulted from incurring costs associated with being a publicly owned company and building and strengthening the new American Highway Technology Division. American Highway Technology locations in Kankakee, IL and Birmingham, AL were added in April 1996 and February 1997.

Interest expense decreased $0.8 million from $1.6 million in the second quarter 1996, to $0.8 million in the second quarter 1997. The Company used the proceeds from its initial public offering in June 1996 to reduce debt levels which also facilitated more favorable interest rates.

Income before income taxes and extraordinary item increased $1.5 million to $5.2 million in the second quarter 1997 compared to $3.7 million in the second quarter of 1996. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization.

COMPARISON OF SIX FISCAL MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996

NET SALES

For the first six months of 1997, net sales were a record $65.8 million, a 9.5% increase from $60.1 million in 1996. Net sales of concrete products increased by $3.6 million, or 9.7%, to $40.6 million in 1997 due to strong heavy construction activity in the U.S. and to a lesser extent, new product sales of concrete accessories. Net sales of paving products increased $2.1 million, or 19.6%, in the first half from $10.7 million in 1996 to $12.8 million in 1997. The acquisition of Ironco Manufacturing Co., Inc. in February 1997 and the strong demand from customers drove the increase. Net sales of masonry products were flat at $12.4 million for both periods. Competition is strong in the hot dipped and mill galvanized masonry wall reinforcement product markets.

GROSS PROFIT

Gross profit for the first half of 1997 was $20.6 million, a 8.4% increase over $19.0 million for the first half of 1996. As a percent of net sales, gross margin was 31.3% in the first half of 1997, compared to 31.7% in the first half of 1996. The gross margin decreased slightly as a result of lower margins on the masonry products and increasing paving product sales, which traditionally command a lower margin than concrete products.

OPERATING EXPENSES

SG&A expenses (excluding the amortization of goodwill and intangibles) were up slightly as a percent of net sales from 19.1% in the first half of 1996 to 19.4% in the first half of 1997. SG&A expenses increased $1.3 million, or 11.4% from $11.4 million in the six months of 1996 to $12.7 million in the first half of 1997. The increase resulted from incurring costs associated with being a publicly owned company and costs to build and strengthen a new division-American Highway Technology.

INTEREST AND OTHER EXPENSES

Interest expense decreased $1.7 million from $3.2 million in the first half of 1996 to $1.5 million in the first half of 1997. The Company used the proceeds from the initial public offering in June 1996 to reduce debt levels which also facilitated more favorable interest rates.

NET INCOME

Income before income taxes and extraordinary item increased $1.9 million to $5.5 million in the first half of 1997 compared to $3.6 million in the first half of 1996. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization.

Net income in the first half of 1997 was $3.1 million, or $0.53, per share compared to a loss $0.5 million, or $0.13, per share in the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first half of 1997 was $4.6 million. Net income before non-cash charges of depreciation, amortization and deferred taxes provided $5.9 million of operating cash flow. Working capital growth used $10.5 million of operating cash flow. Significant working capital uses included seasonal increases in accounts receivable and inventory of $11.0 million and $4.4 million, net of acquisitions, respectively. Accounts payable grew by $4.3 million in the first half of 1997 due to normal seasonal expansion. Net cash generated from draws on the line of credit funded the seasonal increases in operating activities, investments in property, plant and equipment, the acquisition of the principal assets of Ironco Manufacturing Co., Inc., and Birmingham Bar Coating Inc., and the scheduled term loan repayments.

At June 27, 1997, working capital was $20.8 million, compared to $14.7 million at June 28, 1996. The growth in working capital is primarily attributable to acquisitions and growth in the base business.

In June 1996, the Company entered into an Amended Credit Facility to provide for term loans to the Company and Dur-O-Wal (together, the "Term Loan") and revolving credit facilities for the Company and Dur-O-Wal (together, the "Revolving Credit Facility"), each of which is secured by substantially all the assets of the Company and Dur-O-Wal. At June 27, 1997, $37.0 million of the $37.0 million Revolving Credit Facility was available, of which $30.9 million of borrowings were outstanding. The Term Loan had an outstanding balance at June 27, 1997 of $10.6 million. At June 27, 1997, the Company had $41.7 million of long-term debt outstanding, of which $3.3 million was current. Net borrowings during the first half of 1997 were $6.9 million. The Company's debt to total capitalization ratio decreased from 43.1% in June 1996 to 40.5% in June 1997 primarily as a result of increased equity from earnings.

The Company invested $1.2 million in property, plant and equipment additions during the first six months of 1997, consistent with the investment in the first six months of 1996. Significant investments were made in equipment to further improve efficiencies and expand capacity in the concrete paving product line, concrete chemical product line and masonry accessory product line.

On February 21, 1997, the Company acquired certain of the assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating Inc., privately held concrete paving products manufacturers. The purchase price, including acquisition related costs, was $1.5 million and was paid in cash and Class A Common Shares. The acquisition was accounted for as a purchase. The cash cost of the acquisition was funded through draws under the Revolving Credit Facility. The purchase price was allocated on the basis of the agreed upon fair value of the assets acquired and liabilities assumed.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1996, the American Institute of Certified Public Accountants issued

Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). As described in footnote 2(f) of the December 31, 1996 consolidated financial statements, the Company adopted the provisions of SOP 96-1 on January 1, 1997. The adoption did not have a material impact on the Company's financial position or results of operations.

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

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On April 22, 1997, the Company announced it had entered into a letter of intent to acquire all of the outstanding stock of Symons Corporation ("Symons"). Symons and the Company filed Notification and Report Forms with respect to the acquisition with the Federal Trade Commission and the Antitrust Division of the Department of Justice by April 24, 1997, and the thirty day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR ACT"), began on April 24, 1997. On May 9, 1997, the Company, Symons and the stockholders of Symons entered into a definitive agreement with respect to the previously-announced acquisition. On May 23, 1997, the Company received a request from the Antitrust Division of the United States Department of Justice for additional information and documents with respect to the acquisition pursuant to the HSR Act. This request extends the waiting period under the HSR Act, during which the acquisition may not be consummated, for 20 days from the date the requested materials are provided. The Company currently is responding to this request.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of DAYTON SUPERIOR CORPORATION was held on May 8, 1997.

The following votes were cast by the holders of Class A Common Shares and Class B Common Shares for the nominees listed below to hold the office of director and such nominees were elected:

                                VOTES FOR               VOTES WITHHELD
-----------------------------------------------------------------------------

William F. Andrews             17,599,642                  53,200
John A. Ciccarelli             17,599,642                  53,200
Timothy C. Collins             17,599,642                  53,200
Matthew O. Diggs, Jr.          17,599,642                  53,200
Matthew M. Guerreiro           17,599,642                  53,200
Robert B. Holmes               17,599,642                  53,200

The following votes were cast by the holders of Class A Common Shares and Class B Common Shares with respect to approval of the 1997 Stock Option and Restricted Stock Plan:

         VOTES FOR        VOTES AGAINST        VOTES ABSTAINED        UNVOTED
-----------------------------------------------------------------------------------

         16,928,418          393,620              58,750             272,054

The following votes were cast by the holders of Class A Common Shares and Class B Common Shares with respect to approval of the 1997 Nonemployee Director Stock Option Plan:

         VOTES FOR        VOTES AGAINST        VOTES ABSTAINED        UNVOTED
-----------------------------------------------------------------------------------

         17,126,573          201,420               58,700             266,149

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the signature page to this report.

(b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the quarter ended June 27, 1997:


DATE OF REPORT             ITEMS REPORTED
April 21, 1997          Execution of a letter of intent dated April
                        21, 1997 with repect to the acquisition by the
                        Company of Symons Corporation.

April 24, 1997          Execution on May 9, 1997 of definitive
                        agreement with respect to the acquisition by
                        the Company of Symons Corporation and receipt
                        of a request for additional information and
                        documents with respect to the acquisition by
                        the Antitrust Division of the United States
                        Department of Justice pursuant to the
                        Hart-Scott-Rodino Antitrust Improvements Act
                        of 1976, as amended.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the REgistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DAYTON SUPERIOR CORPORATION
                                            ---------------------------


DATE:   July 22, 1997                BY:  /s/ Vinod M. Khilnani
     --------------------------          ------------------------
                                           Vinod M. Khilnani
                                           Vice President and Chief Financial
                                             Officer
                                           (Principal Financial Officer)


                                          /s/ Richard L. Braswell
                                         ------------------------
                                           Richard L. Braswell
                                           Vice President Finance and Treasurer
                                           (Principal Accounting Officer)

                           INDEX TO EXHIBITS
                           -----------------


(10)            Material Contracts
                10.1    1997 Stock Option and Restricted Stock Plan
                10.2    1997 Nonemployee Director Stock Option Plan
                10.3    Nonemployee Directors Compensation Program

(11)            Statement Re: Computation of Earnings Per Share:
                11.1    Computation of Earnings Per Share

(27)            Financial Data Schedule

______________________