Form 10-Q
period 1997-09-26
DAYTON SUPERIOR CORP
filed 1997-10-16
CIK 854709

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
 September 26, 1997                                             1-11781




                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                                    31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

           721 Richard Street
           Miamisburg, Ohio                                         45342
           -------------------                                      -----
          (Address of principal                                   (Zip Code)
            executive offices)

Registrant's telephone number, including area code:   937-866-0711
                                                   -----------------

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


YES     X         NO
    ----------      ---------

5,717,823 Common Shares were outstanding as of October 7, 1997

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                        Sept 27,     Sept 26,
                                                                          1996         1997
                                                                      -----------  -----------
                                                                      (Unaudited)   (Unaudited)
ASSETS                                                                (Amounts in thousands)
CURRENT ASSETS:
  Cash                                                                     $889        $1,750
  Accounts Receivable, net of allowance for
   doubtful accounts of $660 and $419                                    21,735        24,103
  Inventories (Note 3)                                                   15,338        16,762
  Prepaid expenses                                                          583           984
  Prepaid income taxes                                                      427             0
  Future tax benefits                                                     1,393           988
                                                                     -----------  -----------
   Total current assets                                                  40,365        44,587
                                                                     -----------  -----------

RENTAL EQUIPMENT, NET                                                     1,867         3,102
                                                                     -----------  -----------

PROPERTY, PLANT & EQUIPMENT:                                             31,031        34,225
  Less accumulated depreciation                                         (12,455)      (15,834)
                                                                     -----------  -----------
   Net property, plant & equipment                                       18,576        18,391

GOODWILL AND INTANGIBLE ASSETS,
  net of accumulated amortization                                        57,860        56,244
OTHER ASSETS                                                                  0         1,161
                                                                     -----------  -----------
            Total assets                                               $118,668      $123,485
                                                                     ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)                             $3,282        $3,282
  Accounts payable                                                       12,553        11,815
  Accrued compensation and benefits                                       3,794         4,501
  Accrued liabilities                                                     3,200         2,886
  Income taxes payable                                                      655         1,588
  Accrued interest                                                          754           205
                                                                     -----------  -----------
   Total current liabilities                                             24,238        24,277

LONG-TERM DEBT (Note 4)                                                  36,061        35,075
DEFFERED INCOME TAXES                                                     2,558         2,352
OTHER LONG-TERM LIABILITIES                                               2,877         1,819
                                                                     -----------  -----------
   Total liabilities                                                     65,734        63,523
                                                                     -----------  -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Class A Common Shares                                                  32,932        33,234
  Class B Common Shares                                                   9,749         9,749
  Cumulative foreign currency translation adjustment                       (141)         (157)
  Excess pension liability                                                  (50)            0
  Retained earnings                                                      10,444        17,136
                                                                     -----------  -----------
   Total shareholders' equity                                            52,934        59,962
                                                                     -----------  -----------
            Total liabilities and shareholders' equity                 $118,668      $123,485
                                                                     ===========  ===========





          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Fiscal Months Ended     Nine Fiscal Months Ended
                                                      -------------------------     ------------------------
                                                      Sept 27,       Sept 26,       Sept 27,       Sept 26,
                                                        1996           1997           1996           1997
                                                     -----------   ------------   ------------    -----------
                                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                      (Amounts in thousands, except share and per share amounts)
    NET SALES                                            $37,086        $42,592        $97,162       $108,411

    COST OF SALES                                         25,486         28,211         66,543         73,389
                                                     -----------   ------------   ------------    -----------

      Gross profit                                        11,600         14,381         30,619         35,022

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           5,940          7,113         17,387         19,861

    AMORTIZATION OF GOODWILL AND INTANGIBLES                 435            467          1,267          1,392
                                                     -----------   ------------   ------------    -----------

      Operating income                                     5,225          6,801         11,965         13,769

    OTHER EXPENSES:

      Interest expense, net                                  823            823          4,002          2,306

      Other, net                                              70              9             54             20
                                                     -----------   ------------   ------------    -----------

      Income before income taxes and
        extraordinary item                                 4,332          5,969          7,909         11,443

    PROVISION FOR INCOME TAXES                             1,769          2,576          3,481          4,939
                                                     -----------   ------------   ------------    -----------

      Net income before extraordinary item                $2,563         $3,393         $4,428         $6,504
                                                     -----------   ------------   ------------    -----------

    EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT (Note 7)        $0             $0        ($2,314)            $0
                                                     -----------   ------------   ------------    -----------

    NET INCOME/(LOSS)                                     $2,563         $3,393         $2,114         $6,504
                                                     ===========   ============   ============    ===========

    Income per share before extraordinary item             $0.44          $0.57          $0.96          $1.09
                                                     -----------   ------------   ------------    -----------

    Extraordinary item per share                           $0.00          $0.00         ($0.50)         $0.00
                                                     -----------   ------------   ------------    -----------

    Net income/(loss) per share                            $0.44          $0.57          $0.46          $1.09
                                                     ===========   ============   ============    ===========

    Weighted average common and common equivalent
      shares outstanding                               5,873,881      5,960,541      4,598,367      5,945,218
                                                     ===========   ============   ============    ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months Ended September 27, 1996 and September 26, 1997

                                                                                Sept 27,     Sept 26,
                                                                                  1996         1997
                                                                                ---------   ---------
                                                                               (Unaudited)  (Unaudited)
                                                                               (Amounts in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                                         $2,114       $6,504
        Adjustments to reconcile net income to net cash provided by operating activities:
            Extraordinary loss on debt extinguishment                              2,314            0
            Depreciation                                                           2,948        3,076
            Amortization of goodwill and intangibles                               1,267        1,392
            Deferred income taxes                                                    427         (342)
            Amortization of debt discount and deferred financing costs               176          130
            Loss (gain) on sales of assets                                            (5)          (5)
        Change in assets and liabilities, net of the effects of acquisitions:
            Accounts receivable                                                   (7,274)     (11,433)
            Inventories                                                           (2,570)      (2,288)
            Rental equipment                                                        (984)      (1,271)
            Accounts payable                                                       4,097        3,908
            Accrued liabilities                                                     (381)         (40)
            Income tax payable                                                       664        2,808
            Accrued interest                                                      (1,309)         131
            Other, net                                                                81         (905)
                                                                                ---------   ---------
                Net cash provided by/(used in) operating activities                1,565        1,665
                                                                                ---------   ---------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Property, plant and equipment additions                                   (2,137)      (1,847)
        Proceeds from sales of assets                                                  7           10
        Other, net                                                                     0          (13)
        Acquisition of the net assets of Ironco Manufacturing, Steel
          Structures, Inc., and Baron Steel & Wire (Note 6)                       (4,845)      (2,081)
                                                                                ---------   ---------
                Net cash used in investing activities                             (6,975)      (3,931)
                                                                                ---------   ---------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of long-term debt, net                                           25,838        6,049
        Repayment of long-term debt                                              (40,000)      (2,461)
        Prepayment premium on extinguishment of long-term debt                    (2,400)           0
        Financing costs and fees                                                    (367)           0
        Payments to former shareholder for acquisition of common stock              (750)           0
        Issuance of common stock (Notes 6 & 8)                                    23,337          237
                                                                                ---------   ---------
                Net cash provided by financing activities                          5,658        3,825
                                                                                ---------   ---------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (2)         (12)

                                                                                ---------   ---------
                Net increase/(decrease) in cash                                      246        1,547

    CASH, beginning of period                                                        643          203

                                                                                ---------   ---------
    CASH, end of period                                                             $889       $1,750
                                                                                =========   =========

    SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes                                                $1,612       $2,443
        Cash paid for interest                                                     5,150        2,072
        Issuance of common stock in conjunction with acquisition (Notes 6 & 8)         0          451

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 27, 1996 AND SEPTEMBER 26, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)

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

(2) SUBSEQUENT EVENT - ACQUISITION OF SYMONS CORPORATION AND DEBT REFINANCING

On September 29, 1997, the Company purchased the stock of Symons Corporation. Symons was a private company which owned two divisions. The first division, Symons is the leading manufacturer of prefabricated concrete forms. The second division, Richmond Screw Anchor is in the concrete accessories business. The Company paid $34,000 for the Common Stock of Symons, subject to adjustment based on the net worth of Symons as of the date of closing of which $29,000 was paid in cash and $5,000 was paid by delivery of a seven year unsecured note, bearing interest at 10.5%. The purchase price will be allocated based upon the appraised fair market value of the assets acquired.

On September 29, 1997, the Company prepaid its Revolving Credit Facility and Term Loan. In conjunction therewith, the Company will expense $263 of unamortized financing costs. These charges will result in an extraordinary loss on the extinguishment of debt of $149, net of an income tax effect of $114 in the fourth quarter.

(3) ACCOUNTING POLICIES

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

         (b) Inventories - Substantially all finished products and raw materials are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). Following is a summary of the components of inventories as of September 27, 1996 and September 26, 1997:

                                                                        Sept 27,       Sept 26,
                                                                           1996         1997
                                                                        -------        -------

                          Raw materials ...........................     $ 4,840        $ 4,401
                          Finished goods and work in progress .....      10,498         12,361
                                                                        -------        -------
                                                                         15,338         16,762

                          LIFO reserve ............................          --             --
                                                                        -------        -------
                                                                        $15,338        $16,762
                                                                        =======        =======

               (c) Financial Instruments - The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowing. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense.

(4) CREDIT ARRANGEMENTS

         On June 17, 1996, the Company entered into an Amended Credit Facility (as so amended, the "Amended Credit Facility") with Bank One, Dayton, NA and Bank of America Illinois (collectively, the "Banks"). The Amended Credit Facility provides for a Term Loan and a Revolving Credit Facility, each of which will be secured by substantially all the assets of the Company. At September 26, 1997, $36,217 was available under the Revolving Credit Facility, of which $28,363 was outstanding at a weighted average interest rate of 8.5%.

         Average borrowings under the Revolving Credit Facility and its predecessors were $28,222 and $20,377 during the nine fiscal months ended September 26, 1997 and September 27, 1996, respectively, at an approximate weighted average interest rate of 7.4% and 8.4%, respectively. The maximum borrowings outstanding during the nine fiscal months ended September 26, 1997 and September 27, 1996, was $32,403 and $28,180, respectively.

         Following is a summary of the Company's long-term debt as of September 27, 1996 and September 26, 1997:

                                                                         Sept 27,      Sept 26,
                                                                          1996           1997
                                                                        -------        -------

               Revolving credit facility                                $26,059        $28,363
               Term Loan, bearing a weighted average                     13,000          9,750
                          interest rate of 8.5%

               City of Parsons, KS Economic Development Loan                284            244
                                                                        -------        -------
               Total long-term debt                                      39,343         38,357
               Less current portion                                      (3,282)        (3,282)
                                                                        -------        -------
               Long-term portion                                        $36,061        $35,075
                                                                        =======        =======

         On September 29, 1997, the Company entered into a new Credit Agreement to provide for a term loan and revolving credit facility, each of which is secured by substantially all of the assets of the Company and its subsidiaries. The Company borrowed $130,000 on the Credit Agreement to fund the acquisition of all outstanding shares of Symons Corporation and to repay all amounts outstanding on the existing term and revolving loans of both the Company and Symons Corporation. On September 29, 1997, all of the $40,000 was available on the new Revolving Credit Facility of which $30,000 of borrowings were outstanding. The $100,000 new Term Loan was drawn in full on September 29, 1997. The new Credit Agreement contains certain restrictive covenants which require that, among other things, the Company maintain a minimum leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and limit its ability to pay dividends on Common Shares.

(5) INTEREST RATE MANAGEMENT

         To manage its interest rate risk, on August 18, 1997, the Company entered into an interest rate swap on $25,000 of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swap has a fixed LIBOR component of 6.30%. In addition, the Company entered into a second swap on $25,000 of long-term debt which will be effective November 1, 1997 at a fixed LIBOR component of 6.33%. These swaps expire on November 1, 2000. LIBOR as of September 26, 1997 was 5.72%. These swaps are required by the Company's new Credit Agreement and are contracts to exchange floating rate for fixed interest payments periodically over 3 years without the exchange of the underlying amounts.

(6) ACQUISITION ACTIVITY

         On September 26, 1997, the Company acquired certain of the assets of Baron Wire and Steel Company, a privately held regional concrete accessories products manufacturer located in Tustin, CA. The purchase price was approximately $235, including expenses and is subject to post-closing adjustments and was paid in cash. The acquisition was accounted for as a purchase. The cost of the acquisition was funded through draws under the Revolving Credit Facility. The purchase price was allocated on the basis of the agreed upon fair value of the assets acquired.

         On February, 21, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating Inc., privately held concrete paving products manufacturers. The purchase price, including acquisition related costs of $74, was $1,493 and was paid in cash of $1,147 and 26,254 Class A Common Shares. The acquisition was accounted for as a purchase and the results of the companies have been included in the accompanying consolidated financial statements since the date of acquisition. The cash cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of the agreed upon fair value of the assets acquired and liabilities assumed. The business is being operated as the Ironco Manufacturing division of American Highway Technology.

         On April 29, 1996, the Company purchased certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., a privately held regional concrete paving products manufacturer based in Kankakee, IL. Steel Structures was an epoxy coater and fabricator of paving products and, prior to the acquisition, was both a major supplier of epoxy coating to the Company and competitor in its concrete paving product line. Certain of the Company's existing paving manufacturing equipment has been relocated from another plant to the former Steel Structures facility in Kankakee. The business is being operated by the Company under the name American Highway Technology.

         As of September 26, 1997, the Company paid $5,213 of the $5,601 purchase price with the balance due by April 1998. The acquisition was accounted for as a purchase and the results of American Highway Technology have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of appraised fair value of the assets acquired of $6,113, including $4,739 of tangible assets, goodwill of $1,374, and liabilities assumed of $512.

(7) EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT

         In June 1996, the Company prepaid its $40,000 of unsecured promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized finance costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $22,358 in proceeds from its public stock offering and draws on its Revolving Credit Facility.

(8) PUBLIC OFFERING OF COMPANY SHARES

         On June 20, 1996, the Company completed an initial public offering of 1,974,750 shares of Class A Common Shares and received proceeds of $22,654, net of expenses.

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

(9) STOCK OPTION PLANS

         The Company has four stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share for the nine fiscal months of 1996 and 1997 would have been reduced to the following pro forma amounts:

                                                     Three fiscal                                       Nine fiscal
                                                     months ended                                      months ended
                                                     ------------                                      ------------
                                       Sept 27, 1996             Sept 26, 1997            Sept 27, 1996            Sept 26, 1997
                                       -------------             -------------            -------------            -------------
Net Income           As Reported          $2,563                    $3,393                   $2,114                   $6,504
                     Pro Forma             2,558                     3,344                    2,098                    6,412

Income per Share     As Reported           $0.44                     $0.57                    $0.46                    $1.09
                     Pro Forma              0.44                      0.56                     0.46                     1.08

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Company may grant options of up to 40,000 shares under the 1997 Nonemployee Directors Stock Option Plan and up to 240,000 shares under the 1997 Stock Option and Restricted Stock Plan. A summary of the status of the Company's stock option plans for the nine months ended September 26, 1997 is presented in the table below:

                                                          Weighted Average
                                                            Exercise Price
                                                                 Per Share
                                   Number of Shares

Outstanding at 12/31/96                     297,750                $ 3.11
Forfeited                                   (12,500)                10.38
Granted                                      31,000                 12.56
                                            -------                 -----
Outstanding at 09/26/97                     316,250                $ 3.75
                                           ========                ======

(10) RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This standard is effective for both interim and annual periods ending after December 15, 1997. If the earnings per share were calculated in accordance with SFAS 128, the Company's income (loss) per share would be as follows:

                            Three fiscal months ended                          Nine fiscal months ended
                            -------------------------                          ------------------------
                       Sept 27, 1996            Sept 26, 1997            Sept 27, 1996          Sept 26, 1997
                       -------------            -------------            -------------          -------------
Basic                          $0.44                    $0.60                     $0.46                 $1.14
Diluted                         0.44                     0.58                      0.46                  1.11


ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Dayton Superior Corporation (the "Company") achieved record third quarter 1997 net sales of $42.6 million, which were 14.8% higher than net sales in the third quarter of 1996. The Company's net sales by major product category during the last two years were:


DOLLARS IN MILLIONS                       THREE FISCAL MONTHS ENDED                      NINE FISCAL MONTHS ENDED
-------------------                       -------------------------                      ------------------------
                                    SEPT 26, 1997          SEPT 27, 1996          SEPT 26, 1997         SEPT 27, 1996
                                    -------------          -------------          -------------         -------------
Concrete Accessories                    $24.9                  $22.0                  $65.5                 $59.0
Paving Products                          10.8                    7.5                   23.6                  18.2
Masonry Products                          6.9                    7.6                   19.3                  20.0
                                          ---                    ---                   ----                  ----

Net Sales                               $42.6                  $37.1                 $108.4                 $97.2
                                        =====                  =====                 ======                 =====

Net sales of concrete accessories increased by $2.9 million, or 13.2%, to $24.9 million in the third quarter of 1997 due to strong market demand, especially in the rental and tilt-up markets. Net sales of paving products increased $3.3 million, or 44.0%, to $10.8 million in the third quarter of 1997 due to the acquisition of Ironco Manufacturing Co., Inc. in February 1997 and higher than expected customer demand. Net sales of masonry products decreased in the third quarter compared to last year, with a 9.2% decrease. The masonry product market is currently very price competitive, particularly in the hot dipped and mill galvanized masonry wall reinforcement markets.

Income before taxes was $6.0 million in the third quarter of 1997 compared to $4.3 million in the third quarter of 1996.

Net income for the third quarter of 1997 was $3.4 million, or $0.57 per share, compared to $2.6 million, or $0.44, per share in the third quarter of 1996.

IMPLEMENTATION OF BUSINESS STRATEGY

On September 29, 1997, the Company purchased the stock of Symons Corporation. Symons was a private company, which owned two divisions. The first division, Symons is the leading manufacturer of prefabricated concrete forms. The second division is Richmond Screw Anchor, which is in the concrete accessories business. The addition of these two businesses provide both a complementary fourth business platform and expansion in the concrete accessories market. Symons was a private company which owned two divisions. The first division, Symons is the leading manufacturer of prefabricated concrete forms. The second division, Richmond Screw Anchor is in the concrete accessories business. The Company paid $34,000 for the Common Stock of Symons, subject to adjustment based on the net worth of Symons as of the date of closing of which $29,000 was paid in cash and $5,000 was paid by delivery of a seven year unsecured note, bearing interest at 10.5%. The purchase price will be allocated based upon the appraised fair market value of the assets acquired. The Symons division will be operated as a stand alone business unit while the Richmond Screw Anchor business will be blended with the Company's existing concrete accessory products division.

On September 26, 1997, the Company acquired inventory and equipment of Baron Wire and Steel Company, a privately held regional concrete accessories products manufacturer located in Tustin, CA. The assets will be moved to existing facilities. The sellers have agreed to a ten year non-compete agreement and will work with the Company to insure a smooth transition for Baron's customers.

To strengthen its position in concrete paving products, in February 1997, the Company acquired the principal assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. The business is being operated under the name Ironco Manufacturing, as part of the Company's American Highway Technology division.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.


                                                     THREE FISCAL MONTHS ENDED       NINE FISCAL MONTHS ENDED
                                                    ----------------------------   ----------------------------
                                                    SEPT 26, 1997  SEPT 27, 1996   SEPT 26, 1997  SEPT 27, 1996
                                                    -------------  -------------   -------------  -------------
Net sales                                               100.0          100.0          100.0          100.0
Cost of goods sold                                       66.3           68.7           67.7           68.5
                                                        -----          -----          -----          -----
Gross profit                                             33.7           31.3           32.3           31.5
Selling, general and administrative expenses             16.7           16.0           18.3           17.9
Amortization of goodwill and intangibles                  1.1            1.2            1.3            1.3
                                                        -----          -----          -----          -----
Operating income                                         15.9           14.1           12.7           12.3
Interest expense, net                                     1.9            2.2            2.1            4.1
Other, net                                                  -            0.2              -            0.1
                                                        -----          -----          -----          -----
Income before income taxes                               14.0           11.7           10.6            8.1
Provision for income taxes                                6.0            4.8            4.6            3.5
                                                        -----          -----          -----          -----
Net income before extraordinary item                      8.0            6.9            6.0            4.6
Extraordinary item                                          -              -              -           (2.4)
                                                        -----          -----          -----          -----
Net income                                                8.0            6.9            6.0            2.2
                                                        =====          =====          =====          =====
------------------------

COMPARISON OF THREE FISCAL MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27,
1996

NET SALES

Net sales increased $5.5 million, or 14.8%, from $37.1 million in the third quarter of 1996 to $42.6 million in the third quarter of 1997. Net sales of concrete accessories increased by 13.2% from $22.0 million in the third quarter of 1996 to $24.9 million in the third quarter of 1997, due to strong performance in our rental and tilt-up product lines, and, to a lesser extent, new product sales. Net sales of paving products increased $3.3 million, or 44.0% from the third quarter of 1996 to the third quarter of 1997. The acquisition of the assets of Ironco Manufacturing Co., Inc. in February 1997 and strong demand from customers drove the increase. Net sales of masonry products decreased $0.7 million, to $6.9 million in the third quarter of 1997 compared to the third quarter 1996 levels. Competition continues at a high level in the hot dipped and mill galvanized masonry wall reinforcement product markets.

GROSS PROFIT

Gross profit for the third quarter of 1997 was $14.4 million, a 24.1% increase over $11.6 million from the third quarter of 1996. As a percent of net sales, gross margin was 33.7% in the third quarter of this year, up from 31.3% last year. The increase in gross margin was primarily caused by a favorable mix within the concrete accessories category to higher margin products and higher margins on paving products.

OPERATING EXPENSES

SG&A expenses (excluding the amortization of goodwill and intangibles) were up as a percent of net sales from 16.0% in the third quarter of last year, to 16.7% in the third quarter of this year. SG&A expenses increased $1.2 million, or 20.3%, from $5.9 million in the third quarter of 1996, to $7.1 million in the third quarter of 1997. The increase resulted, in part, from costs associated with building and strengthening the new American Highway Technology Division. American Highway Technology locations in Kankakee, IL and Birmingham, AL were added in April 1996 and February 1997, respectively. Additional costs associated with new product development and testing and the hiring and/or relocation of management personnel also contributed to the increase in SG&A expenses.

Income before income taxes and extraordinary item increased $0.8 million to $3.4 million in the third quarter 1997 compared to $2.6 million in the third quarter of 1996. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes.

COMPARISON OF NINE FISCAL MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996

NET SALES

For the first nine months of 1997, net sales were a record $108.4 million, a 11.5% increase from $97.2 million in 1996. Net sales of concrete accessories increased by $6.5 million, or 11.0%, to $65.5 million in 1997 due to strong heavy construction activity in the U.S. and to a lesser extent, new product sales of concrete accessories. Net sales of paving products increased $5.4 million, or 29.7%, from $18.2 million for the first nine months of 1996 to $23.6 million in the first nine months of 1997. The acquisition of Ironco Manufacturing Co., Inc. in February 1997 and full year utilization of the refurbished Kankakee facility drove the increase. Net sales of masonry products decreased slightly in the first nine months from $20.0 million in 1996 to $19.3 million in 1997, representing a 3.6% decrease due to strong competition in the hot dipped and mill galvanized masonry wall reinforcement product markets. The masonry division (Dur-O-Wal) raised selling prices on June 1, 1997 in response to the exceptional price increases in converter steel rod, the primary raw material in masonry products. Some competitors chose to delay their price increases in hopes of obtaining more sales. The majority of competitors have now raised prices and sales volume is recovering.

GROSS PROFIT

Gross profit for the first nine months of 1997 was $35.0 million, a 14.4% increase over $30.6 million for the first nine months of 1996. As a percent of net sales, gross margin was 32.3% in the first nine months of 1997, compared to 31.5% in the first nine months of 1996. The improvement in gross margin was attributable to improved selling prices and a shift in sales mix in favor of higher margin products on the Company's concrete accessories, and improvement of margins on paving products.

OPERATING EXPENSES

SG&A expenses (excluding the amortization of goodwill and intangibles) were up slightly as a percent of net sales from 17.9% in the first nine months of 1996 to 18.3% in the first nine months of 1997. SG&A expenses increased $2.5 million, or 14.4% from $17.4 million in the nine months of 1996 to $19.9 million in the same period of 1997. The increase primarily resulted from incurring costs associated with being a publicly owned company and costs to build and strengthen a new division-American Highway Technology. Additional costs associated with new product development and testing and the hiring and/or relocation of management personnel also contributed to the increase in SG&A expenses.

INTEREST AND OTHER EXPENSES

Interest expense decreased $1.7 million from $4.0 million in the first nine months of 1996 to $2.3 million in the first nine months of 1997. The Company used the proceeds from the initial public offering in June 1996 to reduce debt levels which also facilitated more favorable interest rates.

NET INCOME

Income before income taxes and extraordinary item increased $3.5 million to $11.4 million in the first nine months of 1997 compared to $7.9 million in the first nine months of 1996. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes.

Net income in the first nine months of 1997 was $6.5 million, or $1.09 per share compared to $2.1 million, or $0.46, per share in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash provided by operating activities in the first nine months of 1997 was $1.7 million. Net income before non-cash charges of depreciation, amortization and deferred taxes provided $10.8 million of operating cash flow. Working capital growth used $9.1 million of operating cash flow. Significant working capital uses included seasonal increases in accounts receivable and inventory of $11.4 million and $2.3 million, net of acquisitions, respectively. Investments in rental equipment utilized $1.3 million of operating cash flow. Accounts payable growth provided $3.9 million in the first nine months of 1997 due to normal seasonal expansion. Income taxes payable increased by $2.8 million reflecting the timing of required estimated payments. Net cash generated from draws on the line of credit funded the seasonal increases in operating activities, investments in property, plant and equipment, the acquisition of the principal assets of Ironco Manufacturing Co., Inc., Birmingham Bar Coating Inc. and Baron Wire and Steel Company, and the scheduled term loan repayments.

At September 26, 1997, working capital was $20.3 million, compared to $16.1 million at September 27, 1996. The growth in working capital is primarily attributable to acquisitions and growth in the base business.

In June 1996, the Company entered into an Amended Credit Facility to provide for term loans to the Company and Dur-O-Wal (together, the "Term Loan") and revolving credit facilities for the Company and Dur-O-Wal (together, the "Revolving Credit Facility"), each of which is secured by substantially all the assets of the Company and Dur-O-Wal. At September 26, 1997, $36.2 million of the $37.0 million Revolving Credit Facility was available, of which $28.4 million of borrowings were outstanding. The Term Loan had an outstanding balance at September 26, 1997 of $9.8 million. At September 26, 1997, the Company had $38.4 million of long-term debt outstanding, of which $3.3 million was current. Net borrowings during the first nine months of 1997 were $3.6 million. The Company's debt to total capitalization ratio decreased from 42.6% in September 1996 to 39.0% in September 1997 primarily as a result of increased equity from earnings and to a lesser extent repayment of debt from operating cash flow.

On September 29, 1997, the Company entered into a new Credit Agreement to provide for a term loan and revolving credit facility, each of which is secured by substantially all of the assets of the Company and its subsidiaries. The Company borrowed $130.0 million on the Credit Agreement to fund the acquisition of all outstanding shares of Symons Corporation and to repay all amounts outstanding on the existing term and revolving loans of both the Company and Symons Corporation. On September 29, 1997, following the acquisition of Symons Corporation all of $40.0 million Revolving Credit Facility was available of which $30.0 million of borrowings were outstanding. The $100.0 million Term Loan was drawn in full on September 29, 1997. The new Credit Agreement contains certain restrictive covenants which require that, among other things, the Company maintain a minimum leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, and limit its ability to pay dividends on Common Shares. Following the Symons' acquisition and associated refinancing, the Company's debt to capitalization ratio was 68.5%.

To manage its interest rate risk, on August 18, 1997, the Company entered into an interest rate swap on $25.0 million of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swap expires on November 1, 2000 and has a fixed LIBOR component of 6.30%. In addition, on August 18, 1997, the Company entered into a second swap on $25.0 million of long-term debt, which will be effective

November 1, 1997 through November 1, 2000 at a fixed LIBOR component of 6.33%. LIBOR as of September 26, 1997 was 5.72%. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense. These swaps are required by the Company's new Credit Agreement and are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts.

The Company invested $1.8 million in property, plant and equipment additions during the first nine months of 1997, which is a slight decrease from the investment level in the first nine months of 1996. Significant investments were made in equipment to further improve efficiencies and expand capacity in the concrete paving product line, concrete chemical product line and masonry accessory product line.

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

On September 26, 1997, the Company acquired certain of the assets of Baron Wire and Steel Company, a privately held regional concrete accessories products manufacturer located in Tustin, CA. The purchase price was $0.2 million, including expenses and is subject to post-closing adjustments and was paid in cash. The acquisition was accounted for as a purchase. The cost of the acquisition was funded through draws under the Revolving Credit Facility. The purchase price was allocated on the basis of the agreed upon fair value of the assets acquired.

The new Credit Agreement provides the Company with additional liquidity. The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in absence of significant additional acquisitions.

The Company intends to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent the Company uses cash for all or part of any such acquisitions, it expects to raise such cash primarily from cash generated from operations, borrowings under the new Credit Agreement or, if feasible and attractive, issuances of long-term debt or additional Class A Common Shares.

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



                                 DAYTON SUPERIOR CORPORATION
                                 ---------------------------



   DATE: October 16, 1997    BY: /s/Alan F. McIlroy
         ----------------        --------------------------------
                                    Alan F. McIlroy
                                    Chief Financial Officer and Treasurer
                                    (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------


(10)     Material Contracts
         10.1  First Amendment to 1994 Stock Option Plan
         10.2  First Amendment to 1995 Stock Option Plan

(11)     Statement Re: Computation of Earnings Per Share:
         11.1  Computation of Earnings Per Share

(27)     Financial Data Schedule

-------------------