Form 10-K405
period 1997-12-31
DAYTON SUPERIOR CORP
filed 1998-03-31
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 1997

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

                               721 Richard Street
                             Miamisburg, Ohio 45342
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (937) 866-0711

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
  Title of each class                                  on which registered
  -------------------                                  -------------------
  Class A Common Shares, without par value             New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of the close of business on March 20, 1998, the aggregate market value of voting shares held by non-affiliates of the registrant (determined by multiplying the highest selling price of Class A Common Shares on the New York Stock Exchange on such date by the total number of Class A Common Shares outstanding not beneficially owned by directors or officers of the registrant or Ripplewood Holdings L.L.C.) was $77,410,795.

Number of Class A Common Shares, outstanding on March  20, 1998      4,922,832
Number of Class B Common Shares, outstanding on March 20, 1998         806,350

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 1998 (definitive copies of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997) are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Dayton Superior Corporation (the "Company") believes it is the largest North American manufacturer and distributor of specialized metal accessories and prefabricated forming systems used in concrete and masonry construction. The Company's products are used primarily in two segments of the construction industry: non-residential building projects such as institutional buildings, retail sites, commercial offices and manufacturing facilities; and infrastructure projects such as highways, bridges, utilities, water and waste treatment facilities and airport runways.

     The Company's distribution system consists of a network of approximately 50 Company operated service/distribution centers in the United States and Canada and 4,000 dealers across North America. The Company also rents forming systems and tilt-up bracing to contractors through rental centers and distributors nationwide. The Company's customers include stocking dealers, brokers, rebar fabricators, precast concrete manufacturers, brick and concrete block manufacturers, general contractors, subcontractors, distributors of construction supplies and metal fabricators.

     The Company manufactures most of its products at ten manufacturing facilities in the United States using, in many cases, high-volume, automated equipment designed and built or custom modified by in-house personnel. The Company sells products in four principal product lines: concrete accessories, forming systems, paving products, and masonry products.

     Since 1990, the Company has completed nine acquisitions, the largest of which was its 1997 acquisition of Symons Corporation ("Symons"). The Symons Division is the leading North American manufacturer of prefabricated forming systems, and the Richmond Screw Anchor Division manufactures a broad line of concrete accessories and hardware.

     The Company was incorporated in 1959. The Company's principal executive offices are located at 721 Richard Street, Miamisburg, Ohio 45342, and its telephone number is (937) 866-0711.

PRODUCTS

     Although almost all of the Company's products are used in concrete or masonry construction, the function and nature of the products differ widely. The Company currently offers more than 18,000 different items and believes its brand names, such as Dayton Superior(R), Symons(R), Richmond Screw Anchor(R), Dur-O-Wal(R), and American Highway Technology(R), are widely recognized in the construction industry. The Company continually attempts to increase the number of products it offers by using engineers and product development teams to introduce new products and refine existing products.

     Concrete Accessories. The Company's concrete accessories products are comprised primarily of wall-forming products, bridge deck products, bar supports, precast and prestressed concrete construction products, tilt-up construction products, plastic and elastomeric formliner products, and chemicals used in concrete construction. Sales of concrete accessories accounted for approximately $92.2 million, or 55%, of the net sales of the Company in 1997, including $5.9 in net sales by the Richmond Division, which was acquired as part of the Symons acquisition on September 29, 1997.

     Wall-forming products, such as snap ties, coil ties, she bolts and he bolts, are used in the fabrication of job-built and prefabricated modular forms for poured-in-place concrete walls. The products, which generally are not reusable, are made of wire or plastic (or a combination of both materials) and generally are manufactured by the Company on customized high-speed automatic equipment.

     Bridge deck products (used to support the formwork of bridges) include hangers and sidewalk overhang brackets (used to support the formwork used by contractors in the construction and rehabilitation of bridges), coil nuts and bolts, haunch carriers, screed supports and cast wing nuts.

     Bar supports are non-structural metal or plastic accessories used to position rebar within a horizontal slab or form to be filled with concrete. Bar supports are often plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar. The Company sells more than 100 basic types of bar supports in a wide variety of standard and custom sizes and finishes.

     Precast and prestressed concrete construction products, such as anchors, inserts, holddowns and pushdowns, are used in the manufacture of precast concrete panels and prestressed concrete beams and structural members. Precast concrete panels and prestressed concrete beams are fabricated away from the construction site and transported to the site for erection. Precast concrete panels are used in the construction of prisons, freeway sound barrier walls, external building facades and other similar applications. Prestressed concrete beams use multiple strands of steel under tension embedded in concrete beams to provide rigidity and bearing strength, and often are used in the construction of bridges, parking garages and other applications where long, unsupported spans are required.

     The Company offers a complete line of inserts, lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to "tilt-up" the walls, which then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction.

     Formliner products include plastic and elastomeric products sold for use in the forming of textured surfaces and in architectural work.

     The Company also manufactures or distributes chemicals used in concrete construction, including form coatings, bond breakers, curing agents, liquid hardeners, sealers, water repellents, bonding agents, epoxy grouts, floor hardeners, patching cements, self-leveling floor under-layments and coatings.

     Forming Systems. The Company's forming systems products include standard and specialty concrete forming systems, shoring systems and accessory products. In addition to the sale of prefabricated forming equipment, the Company also rents forming products because of their reusability and relativity high unit cost. The Company believes that, through its Symons Division, it is the largest prefabricated forming systems manufacturer in North America. Following the Symons acquisition on September 29, 1997, revenues related to Symons' forming systems products accounted for $21.1 million, or 13%, of the Company's 1997 net sales.

     Forming systems are reusable modular molds which hold liquid concrete in place on concrete construction jobs. Standard forming systems are sold or rented for use in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects' specific needs for concrete placements.

     Shoring systems include aluminum beams and joists, post shores and shoring frames used to support deck forms and other false work while concrete is being poured.

     Accessory products sold by the Symons Division include form release agents, curing compounds, grouts and epoxies and other chemicals used in the pouring, stamping and placement of concrete.

     Paving Products. The Company's paving products consist primarily of welded dowel assemblies and dowel baskets used to transfer dynamic loads between two adjacent slabs of concrete roadway. Paving products are used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. The Company sells paving products under both the American Highway Technology(R) and Dayton Superior(R) names. The Company manufactures welded dowel assemblies primarily using automated and semi-automatic equipment. Sales of paving products were approximately $29.2 million, or 17%, of the Company's net sales in 1997.

     Masonry Products. The Company's masonry product line consists primarily of masonry wall reinforcement ("MWR") products, masonry anchors and other accessories used in masonry construction and restoration. These products are manufactured and sold primarily by the Company's Dur-O-Wal, Inc. subsidiary. Sales of masonry products accounted for approximately $24.9 million, or 15%, of the net sales of the Company in 1997.

     The Company believes that it is the largest manufacturer of MWR products in North America. MWR products are wire products that are placed between courses of masonry and covered with mortar to add tensile and structural strength to masonry walls in order to control shrinkage and cracking, to provide the principal horizontal reinforcement in engineered masonry walls, to bond masonry wythes (single thicknesses of brick) in composite and cavity walls, to reinforce stack bond masonry and to bond intersecting walls. The products improve the performance and longevity of masonry walls by providing crack control, greater elasticity, higher ductility to withstand seismic shocks and better resistance to rain penetration.

     The Company has the in-house ability to produce hot-dipped zinc galvanized finishes on MWR products. "Hot-dip" galvanizing occurs after products are fabricated and requires skilled personnel and special systems to prevent the products from adhering to one another. Hot-dipped galvanized finishes are considered to provide superior protection against corrosion compared to mill-galvanized finishes. Products with hot-dipped galvanized finishes generally are sold at a premium and at greater profit margins compared to mill-galvanized products. In recent years, model building codes in a number of regions of the country in which masonry construction is used have been amended to require use of hot-dipped galvanized MWR products. The Company also manufactures MWR products with mill-galvanized finishes by applying zinc finishes to wire prior to fabrication.

     The Company sells other masonry products such as wall ties, which connect masonry to masonry; masonry anchors, which connect masonry to the building structure; stone anchors, which attach building stone (generally ornamental) to the structural frame of a building; restoration products, which are anchors and ties used in the restoration of existing masonry construction and for seismic retrofitting of existing brick veneer surfaces; and moisture control products, such as flashing and vents, which control the flow of moisture in cavity walls.

DISTRIBUTION

     The Company distributes its products through a system of approximately 50 service/distribution centers located in the continental United States and two Canadian provinces. Of these centers, 16 are dedicated principally to the distribution of concrete accessories, 21 are dedicated principally to the distribution of forming systems, two are dedicated primarily to the distribution of paving products, four are dedicated principally to the distribution of masonry products and seven carry both concrete accessories and masonry products. Most of the Company's products are shipped to the service/distribution centers from the Company's ten principal manufacturing plants; however, a majority of the centers also are able to produce smaller batches of some products on an as-needed basis to fill rush orders.

     The Company has an on-line inventory tracking system for concrete accessories and paving products which enables the Company's customer service representatives to identify, reserve and ship inventory quickly from any Company location in response to telephone orders. The system provides the Company with a competitive advantage since its service representatives are able to answer customer questions about availability and shipping dates while still on the telephone, rather than calling back with the information. The Company primarily uses third-party common carriers to ship its products.

     In addition, the Company utilizes its distribution system to sell products which are manufactured by third parties. These products usually are sold under the Company's name, and often are produced for it on an exclusive basis. Sales of third-party products allow the Company to utilize its distribution network to increase sales without making significant capital investments.

CUSTOMERS

     The Company has over 4,000 customers, consisting principally of stocking dealers, brokers, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors, subcontractors, distributors of construction supplies and metal fabricators. The Company believes that over 75% of its customers purchase its products for resale, including those that incorporate the Company's products into products manufactured by the customer. The Company's customer base is geographically diverse, with no customer accounting for more than 5% of net sales in 1997 and with its ten largest customers accounting for less than 15% of net sales. The Company's sales are not concentrated in any particular geographic region. Customers who purchase the Company's products for resale generally do not sell the Company's products exclusively.

     The Company has instituted a certified dealer program for dealers who handle its tilt-up construction products. This program was established to educate dealers in the proper use of the Company's tilt-up products and to assist them in providing engineering assistance to customers. Certified dealers are not permitted to carry other manufacturers' tilt-up products, which the Company believes are incompatible with those sold by the Company and, for that reason, could be unsafe if used with the Company's products. The Company currently has 57 certified dealers of tilt-up construction products.

SALES AND MARKETING

     The Company employs approximately 200 sales and marketing personnel, of whom approximately one-half are salesmen and one-half are customer service representatives. Sales and marketing personnel are located in all of the Company's service/distribution centers. The Company produces product catalogs and promotional materials that illustrate certain construction techniques in which the Company's products can be used to solve typical construction problems. The Company also promotes its products through seminars and other customer education efforts and works directly with architects and engineers to secure the use of the Company's products whenever possible.

MANUFACTURING

     The Company manufactures the majority of the products it sells. In the case of the Company's concrete accessories, paving products, and masonry products, most products are manufactured at eight principal facilities in the United States, although a majority of the Company's service/distribution facilities can produce smaller lots of some products. The Company's production volumes enable it to design and build or custom modify much of the equipment it uses to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers. By developing its own automatic high-speed manufacturing equipment, the Company believes that it generally has achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times and lower inventory levels than most of its competitors. In addition, Dur-O-Wal's ability to "hot-dip" galvanize products at its Aurora, Illinois manufacturing facility provides it with an advantage over most competitors manufacturing MWR products, who lack this internal capability.

     The Company's forming systems are manufactured at two facilities in the United States. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches, and other heavy machinery typical for this type of manufacturing operation.

     The Company generally operates its manufacturing facilities two shifts per day, five days per week (six days per week during peak months), with the number of employees increasing or decreasing as necessary to satisfy demand.

RAW MATERIALS

     The Company's principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc and injection-molded plastic parts. The Company currently purchases products from over 300 vendors and is not dependent on any single vendor or small group of vendors for any material portion of its purchases.

COMPETITION

     Although the Company believes it is the largest North American manufacturer and distributor of specialized metal accessories and prefabricated forming systems used in concrete construction and masonry construction, the industry in which the Company competes is highly competitive in most product categories and geographic regions. The Company competes with a relatively small number of full-line national manufacturers of concrete accessories, forming systems, masonry product and paving products, and a much larger number of regional manufacturers and/or manufacturers with limited product lines. The Company believes that competition is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. In certain circumstances, due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, certain manufacturers and suppliers may have a competitive advantage over the Company in a given region. The Company believes that its size and breadth of product lines provide it with certain advantages of scale in both distribution and production relative to its competitors.

PATENTS AND TRADEMARKS

     The Company sells most products under the registered trade names Dayton Superior(R), Symons(R), Richmond Screw Anchor(R), Dur-O-Wal(R) and American Highway Technology(R), which the Company believes are widely recognized in the construction industry and, therefore, important to its business. Although certain of the Company's products (and components thereof) are protected by patents, the Company does not believe these patents are material to its business.

EMPLOYEES

     The Company employs 665 salaried and 1,169 hourly personnel, of whom 813 of the hourly personnel and seven of the salaried personnel are represented by labor unions. Employees at the Company's Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; St. Joseph, Missouri and Aurora, Illinois manufacturing facilities and its service/distribution centers in Baltimore, Maryland; Atlanta, Georgia and Santa Fe Springs, California are covered by collective bargaining agreements. The collective bargaining agreement covering the Aurora, Illinois facility expires in 1998, as does the collective bargaining agreement covering the seven salaried employees at the Company's Santa Fe Springs, California facility. The Company believes that it has satisfactory employee and labor relations.

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

ITEM 2. PROPERTIES.

     The Company's corporate headquarters are located at its principal manufacturing plant in Miamisburg, Ohio. The Company's principal facilities are located throughout North America, as follows:

               LOCATION                                    USE                       LEASED/OWNED    SIZE (SQ. FT.)
               --------                                    ---                       ------------    --------------
Des Plaines, Illinois                Manufacturing, Service/Distribution                Owned            171,650
                                     and Symons Headquarters
Miamisburg, Ohio                     Manufacturing, Service/Distribution and            Owned            126,000
                                     Corporate Headquarters
Kankakee, Illinois                   Manufacturing, Service/Distribution and            Leased           107,900
                                     American Highway Technology Headquarters
Aurora, Illinois                     Manufacturing and Service/Distribution             Owned            104,000
Tremont, Pennsylvania                Manufacturing and                                  Owned            102,650
                                     Service/Distribution
Parsons, Kansas                      Manufacturing and Service/Distribution             Owned            98,250
New Braunfels, Texas                 Manufacturing and Service/Distribution             Owned            89,600
Atlanta, Georgia                     Service/Distribution                               Leased           74,090
Parker, Arizona                      Manufacturing and Service/Distribution             Leased           60,000
Birmingham, Alabama                  Service/Distribution                               Leased           55,000
Centralia, Illinois                  Service/Distribution                               Owned            53,500
St. Joseph, Missouri                 Manufacturing and Service/Distribution             Owned            53,342
Seattle, Washington                  Service/Distribution                               Leased           42,825
Santa Fe Springs, California         Service/Distribution                               Leased           40,000
Toronto, Ontario                     Service/Distribution                               Leased           40,000
Oregon, Illinois                     Service/Distribution                               Owned            39,000
Fort Worth, Texas                    Service/Distribution                               Owned            35,304
                                     and Richmond Headquarters
Helena, Alabama                      Manufacturing and                                  Leased           32,000
                                     Service/Distribution
Folcroft, Pennsylvania               Service/Distribution                               Owned            32,000
Baltimore, Maryland                  Service/Distribution                               Owned            30,000


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 20, 1998 and their ages, positions with the Company and their principal occupation during the past five years (unless otherwise stated, positions with the Company) are as follows:

Name                           Age               Position
----                           ---               --------
John A. Ciccarelli              58               President, Chief Executive Officer and Director
Alan F. McIlroy                 47               Vice President and Chief Financial Officer
John M. Rutherford              37               Treasurer and Assistant Secretary
James C. Stewart                50               Vice President, Corporate Development
Michael C. Deis, Sr.            47               Vice President and General Manager, Concrete
                                                 Accessories
James W. Fennessy               54               Vice President and General Manager, Dayton
                                                  Superior Canada Ltd.
Mark K. Kaler                   40               Vice President and General Manager, American
                                                 Highway Technology
Mario J. Catani                 65               Vice President, Engineering
Raymond E. Bartholomae          51               Vice President and General Manager, Symons
John R. Paine, Jr.              55               Vice President, Sales and Marketing of Concrete
                                                 Accessories

     Mr. Ciccarelli has been President of the Company since 1989 and has been Chief Executive Officer and a Director of the Company since 1994.

     Mr. McIlroy has been Vice President and Chief Financial Officer of the Company since July, 1997. From January, 1994 until July, 1997, Mr. McIlroy was President of The Greenock Group, a private operational investment company. Mr. McIlroy was Senior Vice President for Harris Chemical Group, a specialty chemical company, from 1990 to 1993.

     Mr. Rutherford has been Treasurer and Assistant Secretary of the Company since January, 1998. From January, 1993 until January, 1998, Mr. Rutherford was Director of Treasury and Risk Management for Gibson Greetings, Inc., a greeting card manufacturer.

     Mr. Stewart has been Vice President, Corporate Development of the Company since February, 1998. From 1984 to February, 1998, he was the Company's Vice President, Western Division.

     Mr. Deis has been Vice President and General Manager, Concrete Accessories of the Company since February, 1998. From 1987 to February, 1998, he was the Company's Vice President, Eastern Division.

     Mr. Fennessy has been a Vice President of the Company and General Manager, Dayton Superior Canada, Ltd. since 1988.

     Mr. Kaler has been a Vice President of the Company since 1990 and Vice President and General Manager, American Highway Technology since April 1996.

     Mr. Catani has been the Company's Vice President, Engineering since May, 1997, and has been President of Dur-O-Wal since 1984. Dur-O-Wal was acquired by the Company in October, 1995.

     Mr. Bartholomae has been the Company's Vice President and General Manager, Symons since February, 1998, and has been Executive Vice President and General Manager of Symons since 1986. Symons was acquired by the Company in September, 1997.

     Mr. Paine has been Vice President, Sales and Marketing of Concrete Accessories of the Company since 1984.

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

                                         High               Low
                                         ----               ---
                1997

                1st Quarter             $13.500           $11.250
                2nd Quarter              13.250             9.750
                3rd Quarter              19.438            12.500
                4th Quarter              19.000            14.813

                                         High               Low
                                         ----               ---
                1996

                2nd Quarter             $13.750           $13.000
                3rd Quarter              13.625            11.750
                4th Quarter              13.125             9.625



     As of March 13, 1998, the Company had 42 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are 630 additional beneficial owners of its shares.

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

                                                                           Year Ended December 31,
                                               -------------------------------------------------------------------------------
                                                  1993             1994             1995             1996              1997
                                               -----------      -----------      -----------      -----------      -----------
EARNINGS STATEMENT DATA:

Net Sales                                      $    75,154      $    82,341      $    92,802      $   124,486      $   167,412
Cost of Sales                                       55,427           58,011           63,990           86,021          110,528
                                               -----------      -----------      -----------      -----------      -----------
Gross Profit                                        19,727           24,330           28,812           38,465           56,884
Selling, general, and administrative
     expenses, excluding amortization of
     goodwill and intangibles                       14,568           16,722           18,698           23,637           37,277

Amortization of goodwill and intangibles             1,303            1,305            1,491            1,749            1,885
                                               -----------      -----------      -----------      -----------      -----------
Income from operations                               3,856            6,303            8,623           13,079           17,722
Interest expense, net                               10,118            6,017            4,231            4,829            5,556
Other expense (income), net                             --              873               (3)              96              (64)
Provision (benefit) for income taxes (2)               (89)              95              690            3,538            5,277
                                               -----------      -----------      -----------      -----------      -----------

Income (loss) before extraordinary item             (6,173)            (682)           3,705            4,616            6,953

Extraordinary items, net of tax                         --           31,354(1)            --           (2,314)(3)           --
                                               -----------      -----------      -----------      -----------      -----------
Net income (loss)                              $    (6,173)     $    30,672      $     3,705      $     2,302      $     6,953
                                               ===========      ===========      ===========      ===========      ===========
Net income (loss) available to common
     shareholders                              $    (6,173)     $    30,175      $        71      $     2,302      $     6,953
                                               ===========      ===========      ===========      ===========      ===========
Basic income (loss) per share before
     extraordinary items                       $   (124.33)     $     (0.67)     $      0.02      $      1.02      $      1.22

Basic net income per share                     $   (124.33)     $     17.08      $      0.02      $      0.51      $      1.22
Basic weighted average common and common
     share equivalents outstanding(4)               49,650        1,766,700        2,990,847        4,547,527        5,703,601
Diluted income (loss) per share before
     extraordinary items                       $    (65.46)     $     (0.58)     $      0.02      $      0.94      $      1.17

Diluted net income per share                   $    (65.46)     $     14.93      $      0.02      $      0.47      $      1.17
Diluted weighted average common and common
     share equivalents outstanding(4)               94,304        2,020,717        3,558,908        4,925,464        5,933,244


                                                                   As of December 31,
                                               ------------------------------------------------------------
BALANCE SHEET:
Total assets                                   $ 75,818      $72,371     $103,860     $107,835     $227,457

Long-term debt (including current portion)       64,483       24,448       53,012       34,769      120,236
Shareholders' equity (deficit)                   (8,848)      27,674       27,485       52,872       60,529

(1) In December 1992, the Company defaulted on certain financial covenants in its senior debt and was unable to make payments of principal and interest as they came due. From December 1992 to May 1994, the Company accrued additional penalty interest on its senior debt. In May 1994, the Company reached an agreement with its lenders to restructure its debt, resulting in an extraordinary gain of $31,354, net of an income tax effect of $92.

(2) In 1993, an income tax benefit was recorded to the extent the Company was able to obtain federal or state income tax refunds. In 1994, the provision for income taxes related to alternative minimum taxes. In 1995, the provision for income taxes was reduced to reflect the utilization of net operating losses.

(3) During June 1996, the Company prepaid its $40,000 unsecured senior promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized financing costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $22,358 in proceeds from its public stock offering and $20,042 from its credit facility.

(4) Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options and warrants, less the shares that could be purchased with the proceeds from the exercise of the options and warrants, based on the Company's average trading price for 1997 and 1996 and the initial public offering price of $13.00 per share for 1995. For the purposes of calculating net income (loss) per common and equivalent share, equivalent shares issued less than 12 months prior to the initial public offering are included for all periods presented. Common equivalent shares issued more than 12 months prior to the Offering are excluded in periods with a net loss available to common shareholders. See Note 3(h) to the consolidated financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Dayton Superior's record net sales of $167.4 million in 1997 were 34.5% higher than 1996 and 80.4% higher than 1995. The Company's net sales for its four major product categories during the last three years were:

DOLLARS IN MILLIONS                 1997           1996           1995
--------------------               ------         ------         -----
Concrete Accessories               $ 92.2         $ 76.7         $70.4
Paving Products                      29.2           21.9          17.6
Forming Systems                      21.1             --            --
Masonry Products                     24.9           25.9           4.8
                                   ------         ------         -----

Net sales                          $167.4         $124.5         $92.8
                                   ======         ======         =====


     The acquisition of Symons Corporation, a leading manufacturer of prefabricated concrete forms, on September 29, 1997 contributed 62.9% of the net sales growth in 1997 from 1996. The acquisition of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc., privately held paving products manufacturers contributed 7.9% of the net sales growth in 1997 over 1996.

     Income before income taxes and extraordinary item was a record $12.2 million in 1997 versus $8.2 million in 1996 and $4.4 million in 1995. In June 1996, after the completion of its initial public offering, the Company prepaid its $40.0 million of unsecured senior promissory notes and recorded an extraordinary loss on the extinguishment of debt of $2.3 million, net of income tax effect.

     Net income in 1997 was $7.0 million ($1.17 per diluted share and $1.22 per basic share) compared to $2.3 million ($0.47 per diluted share and $0.51 per basic share) in 1996 and $3.7 million ($0.02 per diluted and basic share) in 1995. Excluding the extraordinary item, 1996 net income was $4.6 million ($0.94 per diluted share and $1.02 per basic share).

IMPLEMENTATION OF BUSINESS STRATEGY

     On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). Symons was a private company, which owned two divisions. The first division, Symons, is the leading manufacturer of prefabricated concrete forms. The second division, Richmond Screw Anchor, is in the concrete accessories business. The addition of these two businesses provided both a complementary fourth business platform and expansion in the concrete accessories market. The Company paid $34.0 million (plus acquisition costs to date of $3.0 million) for the stock of Symons, subject to adjustment based on the net worth of Symons as of the date of closing, of which $32.0 million was paid in cash and $5.0 million was paid by delivery of a seven year unsecured note, bearing interest at 10.5%. The purchase agreement between the Company and the former shareholders of Symons (the "Former Shareholders") relating to the Acquisition (the "Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Shareholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Shareholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Shareholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the terms of the Purchase Agreement. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to pursue vigorously its rights under the Purchase Agreement. The Symons division will be operated as a stand alone business unit, while the Richmond Screw Anchor business will be integrated into the Company's existing concrete accessories division.

     On September 26, 1997, the Company acquired inventory and equipment of Baron Wire and Steel Company, a privately held regional concrete accessories manufacturer located in Tustin, CA, for $0.3 million in cash. The assets will be moved to existing facilities. The sellers have agreed to a ten year non-compete agreement and will work with the Company to insure a smooth transition for Baron's customers.

     To further improve its position in paving products, in February 1997, the Company acquired the principal assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. for $1.5 million, payable in $1.1 million of cash and 26,254 shares of Class A Common Shares. These operations will remain in Birmingham, Alabama and will be operated as part of the American Highway Technology division.

     In June 1996, the Company completed an initial public offering of 2,030,950 shares of Class A Common Shares and received proceeds of $23.0 million, net of expenses. The proceeds from the offering were used, in combination with new borrowings, to prepay its $40.0 million of unsecured senior promissory notes.

     In April 1996, the Company purchased certain assets of Steel Structures, Inc. ("SSI Acquisition"), a privately held regional concrete paving products manufacturer located in Kankakee, Illinois, for $5.6 million. These assets were combined with the Company's existing concrete paving product business to form the Company's new American Highway Technology division, headquartered in Kankakee, Illinois.

     In October 1995, the Company acquired Dur-O-Wal, Inc., ("Dur-O-Wal") a leading manufacturer of masonry products, for $23.6 million in cash. Dur-O-Wal represents the Company's masonry products.

     Simultaneous with the October 1995 acquisition of Dur-O-Wal, the Company repurchased Class B Common Shares and redeemable preferred shares (the "Prudential Repurchase"), from the Prudential Insurance Company of America and Pruco Life Insurance Company (collectively, "Prudential").

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

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percentage of net sales for the years 1995 through 1997 ending December 31.

                                                             1997      1996       1995
                                                            -----     -----      -----
Net sales                                                   100.0     100.0      100.0
Cost of goods sold                                           66.0      69.1       69.0
                                                            -----     -----      -----
Gross profit                                                 34.0      30.9       31.0
Selling, general and administrative expenses ("SG&A")        22.3      19.0       20.1
Amortization of goodwill and intangibles                      1.1       1.4        1.6
                                                            -----     -----      -----
Income from operations                                       10.6      10.5        9.3
Interest expense, net                                         3.3       3.9        4.6
Other, net                                                     --        --         --
                                                            -----     -----      -----
Income before income taxes and extraordinary item             7.3       6.6        4.7

Provision for income taxes                                    3.1       2.9        0.7
                                                            -----     -----      -----
Income before extraordinary item                              4.2       3.7        4.0
Extraordinary item, net of tax                                 --      (1.9)(1)     --
                                                            -----     -----      -----
Net Income                                                    4.2       1.8        4.0
                                                            =====     =====      =====

--------------

(1) In June 1996, the Company extinguished debt creating an extraordinary loss of $2.3 million, net of tax effects.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales - The 1997 net sales reached a record $167.4 million, a 34.5% increase from $124.5 million in 1996. Concrete product net sales increased by 20.2% from $76.7 million in 1996 to $92.2 million in 1997, due to the addition of the Richmond Screw Anchor division of Symons, which contributed 38.0% of the increase. Additionally, strong heavy construction activity in the U.S. and new product sales of concrete accessories also contributed to the increased net sales. Net sales of paving products increased by 33.3% to $29.2 million in 1997 from $21.9 million in 1996 because of the acquisition of Ironco, a full year's net sales resulting from the SSI Acquisition, and an increased presence in the market place. Net sales of masonry accessories were $24.9 million for 1997 versus $25.9 million in 1996. Competition continues at a high level in the hot dipped and mill galvanized masonry wall reinforcement product markets. Forming product net sales were $21.1 million for the fourth quarter as a result of the acquisition of Symons.

     Gross Profit - Gross profit for 1997 was $56.9 million, a 47.9% increase over $38.5 million for 1996. As a percent of net sales, gross margin was 34.0% in 1997 compared to 30.9% in 1996. The gross margin increased primarily as a result of the inclusion of the sales of Symons in the fourth quarter, as forming products have higher gross margins than the existing product lines. The increase in gross profit dollars is attributable to the fourth quarter contribution of Symons, and, to a lesser extent, improved selling prices and a shift in sales mix in favor of higher margin products in the Company's concrete accessories products. Continued major investments in fixed assets also added to margin in 1997 by allowing the Company to reduce its manufacturing costs and the Company continued its focus on cost improvement programs.

     Operating Expenses - SG&A expenses (excluding the amortization of goodwill and intangibles) were up as a percent of sales from 19.0% in 1996 to 22.3% in 1997, due to Symons having a higher percentage of SG&A expenses to net sales. SG&A expenses increased $13.7 million, or 57.7%, from $23.6 million in 1996 to $37.3 million in 1997. About 70% of the increase resulted from the acquisition of Symons. SG&A expenses also were up due to the addition of Ironco, management personnel relocations, and integration costs from the Symons acquisition.

     Interest and Other Expenses - Interest expense increased 15.1% to $5.6 million in 1997 from $4.8 million in 1996 because of higher debt resulting from the Symons acquisition. Additionally, deferred financing costs of $0.3 million related to the previous credit facility were expensed. The lower average debt outstanding in the first three quarters of 1997 and the lower interest rates obtained in the June 1996 debt restructuring were offset by the increased financing for the Symons acquisition.

     Net Income - Income before income taxes and extraordinary item increased $4.0 million to $12.2 million in 1997 from $8.2 million in 1996 due to the factors described above.

     The effective tax rate in 1997 was 43.1%, or $5.3 million, compared to a rate of 43.4%, or $3.5 million, in 1996. Nondeductible goodwill amortization and state and local taxes caused the Company's effective tax rate to exceed federal statutory levels.

     As described in footnote 4 of the consolidated financial statements, the Company prepaid certain indebtedness in June 1996 that resulted in an extraordinary charge of $2.3 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Sales - The 1996 net sales reached a record $124.5 million, a 34.1% increase from $92.8 million in 1995. Having a full year of masonry product sales from Dur-O-Wal accounted for $21.1 million, two-thirds of the net sales increase. Net sales of concrete accessories increased by 8.9% to $76.7 million in 1996 from $70.4 million in 1995, because of strong heavy construction activity in the U.S. and new product sales of concrete accessories. Net sales of paving products increased 24.4% to $21.9 million in 1996 from $17.6 million in 1995 primarily due to the SSI Acquisition. Net sales of masonry accessories were $25.9 million for 1996 versus only $4.8 million in 1995 due to the acquisition of Dur-O-Wal in October 1995. The Company believes it has increased overall market share in masonry products despite the presence of a new competitor in the market for hot-dipped masonry accessories.

     Gross Profit - Gross profit for 1996 was $38.5 million, a 33.5% increase over $28.8 million for 1995. As a percent of net sales, gross margin was 30.9% in 1996 compared to 31.0% in 1995. The gross margin decreased slightly as a result of the inclusion of a full year of masonry accessory sales and increased concrete paving product sales from SSI, both of which traditionally command a lower margin than concrete accessories. The increase in gross profit dollars is attributable to a full year of masonry products sales, and, to a lesser extent, improved selling prices and a shift in sales mix in favor of higher margin products in the Company's concrete accessories. Favorable raw material costs also contributed to the improvement in 1996 gross profit. Continued major investments in fixed assets, particularly in the concrete paving products line in 1995, also added to margin in 1996 by allowing the Company to reduce its manufacturing costs.

     Operating Expenses - SG&A expenses (excluding the amortization of goodwill and intangibles) were down as a percent of sales from 20.1% in 1995 to 19.0% in 1996. SG&A expenses increased $4.9 million, or 26.4%, from $18.7 million in 1995 to $23.6 million in 1996. Most of the increase resulted from the inclusion of a full year of Dur-O-Wal expenses. SG&A expenses also were up due to incurring costs associated with being a publicly owned company and costs incurred to build and strengthen a new division - American Highway Technology.

     Interest and Other Expenses - Interest expense increased 14.1% from $4.2 million in 1995 to $4.8 million in 1996, reflecting higher debt resulting from the Dur-O-Wal Acquisition, the redemption of $10.0 million of the Company's preferred shares in October 1995, and the SSI Acquisition in April 1996. Favorable interest rates obtained in the June 1996 debt restructuring reduced the weighted average interest rate.

     Net Income - Income before income taxes and extraordinary item increased $3.8 million to $8.2 million in 1996 compared to $4.4 million in 1995.

     The effective tax rate in 1996 was 43.4%, or $3.5 million, compared to a rate of 15.7%, or $0.7 million, in 1995, which benefited from availability of a tax loss carryforward. The 1996 provision for income taxes returned to a normal level. Nondeductible goodwill amortization and state and local taxes caused the Company's effective tax rate to exceed federal statutory levels.

     As described in footnote 4 of the consolidated financial statements, the Company prepaid certain indebtedness in June 1996 that resulted in an extraordinary charge of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash generated from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

     Net cash provided by operating activities for 1997 was $10.4 million. Sources of operating cash flow for 1997 included $7.0 million in net income and $7.6 million from non-cash charges for depreciation and amortization and was reduced by $2.9 million in gains on sales of rental equipment and property, plant, and equipment. Working capital changes included a decrease in accounts receivable of $3.1 million, net of acquisitions, as a result of improved collection efforts. Uses of cash from operations, net of acquisitions, included a $2.9 million decrease in accrued liabilities, and a $2.1 million decrease in accounts payable. Net cash generated by operations and provided by financing activities was used to fund strategic acquisitions as described in footnote 2 of the consolidated financial statements.

     At December 31, 1997, working capital was $44.8 million, compared to $10.9 million at December 31, 1996. The growth in working capital is primarily attributable to the Symons acquisition.

     In September 1997, the Company entered into a new Credit Agreement to provide for a term loan and a revolving credit facility, each of which is secured by substantially all the assets of the Company and its subsidiaries. The Company borrowed $130.0 million on the Credit Agreement to fund the acquisition of all outstanding shares of Symons and to repay all amounts outstanding on the existing term and revolving loans of both the Company and Symons. The new Credit Agreement contains certain restrictive covenants which require that, among other things, the Company maintain a minimum leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, and limit its ability to pay dividends on Common Shares. At December 31, 1997, $40.0 million of the $40.0 million Revolving Credit Facility was available, of which $15.0 million of borrowings were outstanding. The Term Loan had an outstanding balance at December 31, 1997 of $100.0 million. At December 31, 1997, the Company had $120.2 million of long-term debt outstanding, of which $32 thousand was current. Net debt issuances during 1997 increased borrowings by $85.5 million, a 245.8% increase. The Company's debt to total capitalization ratio increased from 39.7% in 1996 to 66.5% in 1997 primarily as a result of the acquisition of Symons.

     To manage its interest rate risk, on August 18, 1997, the Company entered into an interest rate swap on $25.0 million of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swap has a fixed sixty-day LIBOR component of 6.30%. In addition, on August 18, 1997, the Company entered into a second swap on $25.0 million of long-term debt, which was effective November 1, 1997, at a fixed thirty-day LIBOR component of 6.33%. These swaps expire on November 1, 2000. Thirty-day and sixty-day LIBOR as of December 31, 1997 were 5.69% and 5.94%, respectively. All fluctuations in rate resulting from the swaps are accounted for as interest expense. These swaps are required by the Company's new Credit Agreement and are contracts to exchange floating rate for fixed interest payments over three years without the exchange of underlying amounts.

     The Company invested $5.7 million in property, plant, and equipment and net rental equipment additions during 1997. Significant investments were made in the paving products and masonry accessories product lines.

     The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

     The Company intends to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent the Company uses cash for all or part of any such acquisitions, it expects to raise such cash primarily from cash generated from operations, borrowings under the Credit Facility or, if feasible and attractive, issuances of long-term debt or additional Class A Common Shares.

     The Company is addressing any "Year 2000" issues and does not believe that the costs will be significant.

SEASONALITY

     The Company's operations are seasonal in nature, with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 50% of cash flow from operations is generated in the fourth quarter.

INFLATION

     The Company does not believe inflation had a significant impact on its operations over the past three years. In the past, the Company has been able to pass along all or a portion of the effects of steel price increases. There can be no assurance the Company will be able to continue to pass on the cost of such increases in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities"
("SOP 96-1"). As described in footnote 3(f) of the consolidated financial statements, the Company adopted SOP 96-1, effective January 1, 1997. Adoption of SOP 96-1 did not have a material impact on the Company's financial position or results of operations.

     In February 1997, the Financial and Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". This standard is effective for both interim and annual periods ending after December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. However, diluted earnings per share was the same as earnings per share previously reported.

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS 130 for its first quarter of 1998.

     In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company is required to adopt SFAS 131 for its 1998 annual report.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes; and future filings by the Company on Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control, such as the general economy, governmental expenditures and changes in banking and tax laws; the Company's ability to successfully identify, finance, complete and integrate acquisitions; the mix of products sold by the Company; the Company's ability to successfully develop and introduce new products; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the seasonality of the construction industry. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report Of Independent Public Accountants




To Dayton Superior Corporation:

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dayton Superior Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



Dayton, Ohio
February 10, 1998

                  Dayton Superior Corporation And Subsidiaries
                           Consolidated Balance Sheets
                                As of December 31
                  (Amounts in thousands, except share amounts)

                                                                                          1997         1996
                                                                                          ----         ----
ASSETS (Note 5)
Current assets
   Cash                                                                                  $     --        $   203
   Accounts receivable, net of allowance for doubtful accounts
     of $5,015 and $449                                                                    36,656         12,348
   Inventories (Note 3)                                                                    32,873         14,155
   Prepaid expenses                                                                         1,445            528
   Prepaid income taxes                                                                     2,087          1,222
   Future income tax benefits (Notes 3 and 9)                                               4,184            986
                                                                                         --------       --------
       Total current assets                                                                77,245         29,442
                                                                                         --------       --------

Rental equipment, net (Note 3)                                                             38,327          2,090
                                                                                         --------       --------

Property, plant and equipment (Note 3)
   Land                                                                                     6,476            932
   Building and improvements                                                               19,266          8,697
   Machinery and equipment                                                                 32,321         22,110
                                                                                         --------       --------
                                                                                           58,063         31,739
   Less accumulated depreciation                                                          (16,711)       (13,041)
                                                                                         --------       --------
       Net property, plant and equipment                                                   41,352         18,698
                                                                                         --------       --------
Goodwill and intangible assets, net of accumulated amortization (Note 3)                   68,590         57,229
Other assets                                                                                1,943            376
                                                                                         --------       --------
           Total assets                                                                  $227,457      $ 107,835
                                                                                         ========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (Note 5)                                            $     32      $   3,282
   Accounts payable                                                                        15,753          7,701
   Accrued interest                                                                           960             74
   Accrued compensation and benefits                                                        6,913          4,480
   Other accrued liabilities                                                                8,755          3,031
                                                                                         --------       --------
       Total current liabilities                                                           32,413         18,568
Long-term debt (Note 5)                                                                   120,204         31,487
Deferred income taxes (Notes 3 and 9)                                                       8,606          2,694
Other long-term liabilities (Notes 7 and 8)                                                 5,705          2,214
                                                                                         --------       --------
       Total liabilities                                                                  166,928         54,963
                                                                                         --------       --------
Commitments and contingencies (Note 10)
Shareholders' equity (Note 6)
   Class A common shares; no par value; 20,539,500 shares authorized; 4,261,806 and
     4,199,200 shares issued and outstanding; 1 vote per share                             33,386         32,636

   Class B common shares; no par value;  1,466,350 shares authorized, issued, and
     outstanding; 10 votes per share                                                        9,749          9,749
   Cumulative foreign currency translation adjustment                                        (191)          (145)
   Retained earnings                                                                       17,585         10,632
                                                                                         --------       --------
       Total shareholders' equity                                                          60,529         52,872
                                                                                         --------       --------
           Total liabilities and shareholders' equity                                    $227,457       $107,835
                                                                                         ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements Of Income
                             Years Ended December 31

           (Amounts in thousands, except share and per share amounts)


                                                                             1997            1996            1995
                                                                          ----------      ----------      ----------
Net sales                                                                 $  167,412      $  124,486      $   92,802
Cost of sales                                                                110,528          86,021          63,990
                                                                          ----------      ----------      ----------
   Gross profit                                                               56,884          38,465          28,812
Selling, general and administrative expenses                                  37,277          23,637          18,698
Amortization of goodwill and intangibles                                       1,885           1,749           1,491
                                                                          ----------      ----------      ----------
   Income from operations                                                     17,722          13,079           8,623
Other expenses
   Interest expense, net                                                       5,556           4,829           4,231
   Other, net                                                                    (64)             96              (3)
                                                                          ----------      ----------      ----------
   Income before income taxes and extraordinary item                          12,230           8,154           4,395
Provision for income taxes (Note 9)                                            5,277           3,538             690
                                                                          ----------      ----------      ----------
   Income before extraordinary item                                            6,953           4,616           3,705
Extraordinary item (Note 4)
   Loss on extinguishment of debt, net of income tax effect of $1,419             --          (2,314)             --
                                                                          ----------      ----------      ----------
   Net income                                                                  6,953           2,302           3,705
Dividends on redeemable preferred shares                                          --              --            (470)
Accretion on redeemable preferred shares                                          --              --            (192)
Redemption of redeemable preferred shares in excess of book value                 --              --          (2,972)
                                                                          ----------      ----------      ----------
Net income available to common shareholders                               $    6,953      $    2,302      $       71
                                                                          ==========      ==========      ==========

Basic income per share before extraordinary item                          $     1.22      $     1.02      $     0.02
Basic extraordinary item per share                                                --           (0.51)             --
                                                                          ----------      ----------      ----------
Basic net income per share                                                $     1.22      $     0.51      $     0.02
                                                                          ==========      ==========      ==========

Weighted average common shares outstanding                                 5,703,601       4,547,527       2,990,847
                                                                          ==========      ==========      ==========

Diluted income per share before extraordinary item                        $     1.17      $     0.94      $     0.02
Diluted extraordinary item per share                                              --           (0.47)             --
                                                                          ----------      ----------      ----------
Diluted net income per share                                              $     1.17      $     0.47      $     0.02
                                                                          ==========      ==========      ==========

Weighted average common and common share equivalents outstanding           5,933,244       4,925,464       3,558,908
                                                                          ==========      ==========      ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995
           (Amounts in thousands, except share and per share amounts)


                                                                                                   Cumulative
                                                   Class A                      Class B             Foreign
                                                 Common Shares                Common Shares         Currency       Excess
                                             -----------------------        ------------------    Translation     Pension
                                             Shares         Amount          Shares      Amount     Adjustment    Liability
                                             ------       ----------        ------      ------     ----------    ---------
Balances at December 31, 1994                2,040,000     $ 14,554          873,400    $  1,714       $(157)      $   (295)
Net income
Foreign currency translation                                                                              18
   adjustment
Excess pension liability adjustment                                                                                     245
Dividends on redeemable preferred
   Class A shares, $9.40 per share
Accretion on redeemable preferred
   Class B shares
Acquisition of common shares (Note 11)                                      (873,400)     (1,714)
Redemption of redeemable preferred
   shares (Note 6d)
Issuance of common shares for cash,
   net of issuance costs                       764,500        2,929          485,500       1,942          --             --
                                             ---------     --------        ---------    --------       -----       --------
Balances at  December 31, 1995               2,804,500       17,483          485,500       1,942        (139)           (50)

Net income

Foreign currency translation                                                                              (6)
   adjustment
Excess pension liability adjustment                                                                                      50
Exercise of warrants (Note 6b)                 346,600           --               --

Conversion of Class B common shares
   into Class A common shares                  541,700        2,316         (541,700)     (2,316)

Conversion of Class A common shares
   into Class B common shares               (1,522,550)     (10,123)       1,522,550      10,123
Retirement of treasury shares                   (2,000)         (81)
Issuance of common shares for cash,
   net of issuance costs (Note 6b)           2,030,950       23,041
                                             ---------     --------        ---------    --------       -----       --------
Balances at December 31, 1996                4,199,200       32,636        1,466,350       9,749        (145)

Net income
Foreign currency translation
   adjustment                                      (46)                                                  (46)
Issuance of common stock in lieu of
   directors' fees                               8,258          104
Issuance of common shares in
   conjunction with acquisition
   (Note 2)                                     26,254          346
Exercise of stock options, net                  28,094          300
                                             ---------     --------        ---------    --------       -----       ------
Balances at December 31, 1997                4,261,806     $ 33,386        1,466,350    $  9,749       $(191)      $   --
                                             =========     ========        =========    ========       =====       ======


                                                                Treasury
                                                                 Shares
                                               Retained    --------------------
                                               Earnings    Shares       Amount         Total
                                               --------    ------       ------         -----
Balances at December 31, 1994                  $11,939      2,000      $    (81)      $27,674
Net income                                       3,705                                  3,705
Foreign currency translation                                                               18
   adjustment
Excess pension liability adjustment                                                       245
Dividends on redeemable preferred
   Class A shares, $9.40 per share                (470)                                  (470)
Accretion on redeemable preferred
   Class B shares                                 (192)                                  (192)
Acquisition of common shares (Note 11)          (3,680)                                (5,394)
Redemption of redeemable preferred
   shares (Note 6d)                             (2,972)                                (2,972)
Issuance of common shares for cash,
   net of issuance costs                                                    --          4,871
                                               -------      -----      --------        -------
Balances at  December 31, 1995                   8,330      2,000           (81)       27,485

Net income                                       2,302                                  2,302

Foreign currency translation                                                               (6)
   adjustment                                                                              50
Excess pension liability adjustment
Exercise of warrants (Note 6b)                                                             --

Conversion of Class B common shares
   into Class A common shares                                                              --

Conversion of Class A common shares
   into Class B common shares                                                              --
Retirement of treasury shares                              (2,000)           81
Issuance of common shares for cash,
   net of issuance costs (Note 6b)                                                     23,041
                                               -------      -----      --------       -------
Balances at December 31, 1996                   10,632         --            --        52,872

Net income                                       6,953                                  6,953
Foreign currency translation
   adjustment                                                                             (46)
Issuance of common stock in lieu of
   directors' fees                                                                        104
Issuance of common shares in
   conjunction with acquisition
   (Note 2)                                                                               346
Exercise of stock options, net                                                            300
                                               -------                                -------
Balances at December 31, 1997                  $17,585        $--      $   --         $60,529
                                               =======        ===      ======         =======

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            Years Ended December 31

                             (Amounts in thousands)

                                                                               1997          1996          1995
                                                                             --------      --------      --------
Cash Flows From Operating Activities:
   Net income                                                                $  6,953      $  2,302      $  3,705
   Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary loss                                                            --         2,314            --
     Depreciation                                                               5,131         4,304         2,777
     Amortization of goodwill and intangibles                                   1,885         1,749         1,491
     Deferred income taxes                                                      1,017           320          (120)
     Amortization of debt discount and deferred financing costs                   565           235           409
     Gain on sales of rental equipment and property, plant and
       equipment                                                               (2,871)       (1,095)         (741)
   Change in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                        3,111         1,610           206
     Inventories                                                                  527          (884)         (352)
     Prepaid income taxes                                                        (865)          633          (473)
     Accounts payable                                                          (2,136)         (740)         (425)
     Accrued interest                                                             255        (1,989)        2,059
     Accrued liabilities and other long-term liabilities                       (2,945)         (379)          (70)
     Other, net                                                                  (260)         (614)         (141)
                                                                             --------      --------      --------
           Net cash provided by operating activities                           10,367         7,766         8,325
                                                                             --------      --------      --------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                     (4,410)       (3,198)       (2,730)
   Rental equipment additions, net                                             (1,247)         (534)          (99)
   Acquisitions, net of cash acquired (Note 2)                                (33,467)       (4,845)      (23,628)
   Other investing activities                                                     (15)          (69)           37
                                                                             --------      --------      --------
           Net cash used in investing activities                              (39,139)       (8,646)      (26,420)
                                                                             --------      --------      --------
Cash Flows From Financing Activities:
   Repayments of long-term debt                                               (67,203)      (41,656)          (98)
   Issuance of long-term debt                                                 100,000        22,819        28,594
   Prepayment premium on extinguishment of long-term debt                          --        (2,400)           --
   Issuance of common shares                                                      404        23,041         4,871
   Financing costs and fees                                                    (4,586)         (358)         (247)
   Acquisition of common shares                                                    --            --        (4,394)
   Payments to former shareholder for acquisition of common shares                 --        (1,000)           --
   Redemption of redeemable preferred shares                                       --            --       (10,000)
   Dividends paid on redeemable preferred shares                                   --            --          (470)
                                                                             --------      --------      --------
           Net cash provided by financing activities                           28,615           446        18,256
                                                                             --------      --------      --------
Effect of Exchange Rate Changes on Cash                                           (46)           (6)           18
                                                                             --------      --------      --------
           Net increase (decrease) in cash                                       (203)         (440)          179
Cash, beginning of year                                                           203           643           464
                                                                             --------      --------      --------
Cash, end of year                                                            $     --      $    203      $    643
                                                                             ========      ========      ========

Supplemental Disclosures:
   Cash paid for income taxes                                                $  4,919      $  2,345      $  1,132
   Cash paid for interest                                                       4,736         6,582         1,763
   Long-term debt to seller in conjunction with acquisition                     5,000            --            --
   Issuance of common shares in conjunction with acquisition                      346            --            --
   Accretion of redeemable preferred shares                                        --            --           192
   Payable to former shareholder for acquisition of common shares                  --            --         1,000


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995
        (Dollar amounts in thousands, except share and per share amounts)


(1)  The Company

     The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly owned subsidiaries, Dayton Superior Canada Ltd. and commencing September 29, 1997, Symons Corporation and commencing October 16, 1995, Dur-O-Wal, Inc. and Dur-O-Wal, Ltd. (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated.

     The Company operates in one segment: manufacturing and distributing concrete and masonry accessories. The Company is the largest North American manufacturer and distributor of specialized metal accessories used primarily in concrete construction and masonry construction. As of December 31, 1997, the Company has a distribution system consisting of a network of 52 Company-operated service/distribution centers in the United States and Canada and over 4,000 dealers. The Company employs 665 salaried and 1,169 hourly personnel, of whom approximately 813 of the hourly personnel and seven of the salaried personnel are represented by labor unions. Two collective bargaining agreements expiring in 1998 cover approximately 100 hourly employees at the Company's Tremont, PA facility and seven salaried employees at the Company's Santa Fe Springs, CA facility.

     As of December 31, 1994, Dayton Superior Corporation was a 52%-owned, indirect subsidiary of Onex Corporation ("Onex"), an Ontario corporation listed on the Toronto and Montreal Stock Exchanges. During 1995 and 1996, Onex's shares in the Company were transferred to Ripplewood Holdings L.L.C. ("Ripplewood"). Ripplewood holds 26% of the Common Shares of the Company, which represents 78% of the voting rights as of December 31, 1997. Onex is a minority shareholder of Ripplewood. Subsequent to yearend, Ripplewood converted 660,000 Class B Common Shares into Class A Common Shares and sold them. This sale reduced Ripplewood's ownership to 14% of the Common Shares, which represents 62% of the voting rights.

(2)  Acquisitions

     (a) Symons Corporation- On September 29, 1997, the Company purchased the stock of Symons Corporation (Symons). Symons was a privately held company based in the Chicago area. Symons is the leading manufacturer of prefabricated concrete forms, and through its Richmond Screw Anchor division, was a competitor of the Company in the concrete accessories business. Symons has 21 manufacturing and distribution facilities throughout the United States and Canada for prefabricated concrete forms and eight manufacturing and distribution facilities throughout the United States for concrete accessories. Sales are made principally to stocking dealers, general contractors, subcontractors and distributors.

          The acquisition has been accounted for as a purchase, and the results of Symons have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price consisted of cash paid of $32,036, a $5,000 note payable to one of the selling shareholders (Note 5) and assumed liabilities of $81,897. The purchase agreement between the Company and the former shareholders of Symons (the "Former Shareholders") relating to the Acquisition (the "Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Shareholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Shareholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. As provided in the Purchase Agreement, the Company and the Former Shareholders are in the process of trying to resolve the issues related to the purchase price. If the Company and the Former Shareholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the terms of the Purchase Agreement. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to pursue vigorously its rights under the Purchase Agreement.

          The cash portion of the purchase price was paid from the proceeds of the Company's new term loan (Note 5). The excess of the purchase price over the net assets acquired has been allocated to goodwill. The preliminary allocation of the purchase price to the net assets acquired is as follows:


          Current assets                                        $48,648
           Rental equipment and property, plant
           and equipment                                         54,798
          Goodwill and intangible assets                          8,890
          Other non-current assets                                1,597
          Current liabilities                                   (25,478)
          Long-term debt                                        (47,670)
          Other long-term liabilities                            (3,749)
                                                                -------
                                                                $37,036
                                                                =======


          Certain appraisals and evaluations are preliminary and may change during 1998.

          The unaudited pro forma statements of income as though Symons had been acquired as of the beginning of 1996 are as follows:

                                                 1997         1996
                                               --------     --------
          Net sales                            $252,326     $228,974
          Gross profit                           88,183       76,450
          Income before extraordinary item        6,867        5,406
          Basic income per share before
            extraordinary item                     1.20         0.95
          Diluted income per share before
            extraordinary item                     1.16         0.92

          The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Symons acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.


     (b) Baron Wire and Steel Company- On September 26, 1997, the Company acquired certain of the assets of Baron Wire and Steel Company ("Baron"), a privately held regional concrete accessories products manufacturer located in Tustin, CA. The purchase price was approximately $284, including expenses and was paid in cash. The acquisition was accounted for as a purchase and the results of Baron have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was funded through draws under the Revolving Credit Facility. The purchase price was allocated on the basis of the agreed upon fair value of the assets acquired. Pro forma financial information is not required.

     (c) Ironco Manufacturing Co., Inc.- On February 21, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc., privately held concrete paving products manufacturers. The purchase price, including acquisition costs, was $1,493 and was paid in cash of $1,147 and 26,254 Class A Common Shares. The acquisition was accounted for as a purchase and the results of the companies have been included in the accompanying consolidated financial statements since the date of acquisition. The cash cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of the agreed upon fair value of the assets acquired of $1,705, including goodwill of $504, and liabilities assumed of $212. Pro forma financial information is not required.

     (d) Steel Structures, Inc.- On April 29, 1996, the Company purchased certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., a privately held regional concrete paving products manufacturer based in Kankakee, Illinois. Steel Structures was an epoxy coater and fabricator of paving products and, prior to the acquisition, was both a major supplier of epoxy coating to the Company and a competitor in its concrete paving product line. Certain of the Company's existing paving manufacturing equipment have been relocated from another plant to the former Steel Structures facility in Kankakee. The business is being operated by the Company under the name American Highway Technology.

          As of December 31, 1997, the Company has paid $5,226 of the $5,601 purchase price with the balance due in April 1998. The acquisition was accounted for as a purchase and the results of American Highway Technology have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was funded through draws under the Revolving Credit Facility. This purchase price has been allocated on the basis of the appraised fair value of the assets acquired of $6,113, including goodwill of $1,374, and liabilities assumed of $512. Pro forma financial information is not required.

     (e) Dur-O-Wal, Inc.- On October 16, 1995, the Company purchased all of the outstanding shares of Dur-O-Wal, Inc., a Chicago-area based manufacturer of masonry wall reinforcement products with seven manufacturing and distribution facilities throughout the United States and Canada. Sales are made principally to masonry block manufacturers and wholesalers of masonry materials throughout the United States and Canada. The acquisition was accounted for as a purchase, and the results of Dur-O-Wal, Inc. and its subsidiary have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price of $23,641 has been allocated on the basis of appraised fair value of the assets acquired of $31,015, including goodwill of $17,167, and liabilities assumed of $7,374.

(3)  Summary of Significant Accounting Policies

     (a) Inventories- Substantially all finished products and raw materials of the domestic Dayton Superior Corporation and Dur-O-Wal operations are stated at the lower of last-in, first-out ("LIFO") cost (which approximates current cost) or market. All other inventories of the Company are stated at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. The Company's inventories consist of raw materials of $6,957 and $3,031, and finished goods of $25,916 and $11,124 as of December 31, 1997 and 1996, net of net realizable value reserves of $876 and $318, respectively. The Company has no LIFO reserve as of December 31, 1997 and 1996.

     (b) Rental Equipment- Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is amortized over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line method. The balances as of December 31, 1997 and 1996 are net of accumulated amortization of $2,496 and $1,947, respectively. Annual amortization is charged to cost of sales. Rental revenues accounted for 6.8% and 2.5% of the Company's net sales for 1997 and 1996, respectively.

     (c) Property, Plant and Equipment- Property, plant and equipment are valued at cost and depreciated using straight-line and accelerated methods over their estimated useful lives of 10-30 years for buildings and improvements and 3-10 years for machinery and equipment.

          Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

     (d) Goodwill and Intangible Assets- Goodwill and intangible assets are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of 40 years for goodwill, 3-8 years for deferred financing costs and 1-5 years for license agreements and other. Accumulated amortization as of December 31, 1997 and 1996 was $14,087 and $11,303, respectively.

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

     (e) Income Taxes- Deferred income taxes are determined by applying current statutory tax rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial reporting and tax purposes.

     (f) Environmental Remediation Liabilities- Effective January 1, 1997, the Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). Adoption of SOP 96-1 did not have a material impact on the Company's consolidated financial statements.

     (g) Foreign Currency Translation Adjustment- The financial statements and transactions of Dayton Superior Canada, Ltd., Symons Canada, and Dur-O-Wal, Ltd. are maintained in their functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of shareholders' equity.

     (h) Net Income Per Share- In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This standard is effective for both interim and annual periods ending after December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated as follows:

                                       PER SHARE AMOUNTS
                                   -------------------------
                                    1996               1995
                                   -----               -----
Primary net income per             $0.47               $0.02
  share, as reported
Effect of SFAS 128                  0.04                  --
                                   -----               -----
Basic net income per share,
  as restated                      $0.51               $0.02
                                   =====               =====

                                    1996                1995
                                   -----               -----
Fully diluted net income           $0.47               $0.02
  per share, as reported
Effect of SFAS 128                    --                  --
                                   -----               -----
Diluted net income per
  share, as restated               $0.47               $0.02
                                   =====               =====

          Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding (adjusted for the stock split discussed in Note 6a) during the year.

          Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding (adjusted for the stock split discussed in Note 6a) during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options and warrants, less the shares that could be purchased with the proceeds from the exercise of the options and warrants, based on the Company's average trading price for 1997 and 1996 and the initial public offering price of $13.00 per share for 1995. For the purposes of calculating net income per common and common equivalent share, common equivalent shares issued less than 12 months prior to the initial public offering are included for all periods presented.

                                                                   1997
                                                   ------------------------------------
                                                   Income        Shares       Per Share
                                                   ------        ------       ---------
Basic net income per share                         $6,953       5,703,601       $1.22
                                                                                =====
Effect of stock options (Note 6c)                      --         229,643
                                                   ------       ---------
Diluted net income per share                       $6,953       5,933,244       $1.17
                                                   ======       =========       =====

                                                                   1996
                                                   ------------------------------------
                                                   Income        Shares       Per Share
                                                   ------        ------       ---------
Basic net income per share                         $2,302       4,547,527       $0.51
                                                                                =====
Effect of stock options and
  warrants (Notes 6b and 6c)                           --         377,937
                                                   ------       ---------
Diluted net income per share                       $2,302       4,925,464       $0.47
                                                   ======       =========       =====


                                                                   1995
                                                   ------------------------------------
                                                   Income        Shares       Per Share
                                                   ------        ------       ---------
Net income                                         $ 3,705
Less: Preferred stock dividends,
  accretion and redemption                          (3,634)
                                                   -------
Basic net income available to common
  shareholders                                          71      2,990,847       $0.02
                                                                                =====
Effect of stock options and
  warrants (Notes 6b and 6c)                            --        568,061
                                                   -------      ---------
Diluted net income available to common
  shareholders                                     $    71      3,558,908       $0.02
                                                   =======      =========       =====


     (i) Financial Instruments- The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowing. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense.

     (j) Revenue Recognition- The Company recognizes revenue on product and rental equipment sales on the date of shipment. Rental revenues are recognized ratably over the lives of the rental agreements.

     (k) Comprehensive Income- In July 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income is the total of net income and all other non-shareholder changes in equity. The Company is required to adopt SFAS 130 in the first quarter of 1998.

     (l) Disclosures About Segments of an Enterprise and Related Information-In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments may be based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company is required to adopt SFAS 131 in its 1998 annual report.

     (m) Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the reserve for excess and obsolete inventory, the allowance for doubtful accounts, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers' compensation accrual, the valuation allowance for deferred tax assets, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

     (n) Reclassifications- Certain reclassifications have been made to the 1996 and 1995 amounts to conform to their 1997 classification.

(4)  Extraordinary Item

     During June 1996, the Company prepaid its $40,000 unsecured senior promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized financing costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $22,358 in proceeds from its public stock offering (Note 6b) and $20,042 from its 1996 Credit Facility.

(5)  Credit Arrangements

     On September 29, 1997, the Company entered into a new Credit Agreement to provide for a term loan and revolving credit facility, each of which is secured by substantially all of the assets of the Company. The Company used the proceeds of the new Credit Agreement to fund the acquisition of all outstanding shares of Symons and to repay all amounts outstanding on the existing term and revolving loans of both the Company and Symons. As a result, deferred financing costs of $255 related to the Company's term and revolving loans were expensed and reflected as interest expense in the accompanying statements of income.

     The $100,000 new Term Loan requires quarterly interest payments, with principal amount due in 2005. The Term Loan permits the Company to choose from various interest rate options and has a weighted average interest rate of 8.66% at December 31, 1997.

     Amounts available under the Revolving Credit Facility will be equal to the lesser of (i) $40,000 or (ii) the sum of (x) 85% of eligible accounts receivable, and (y) 60% of eligible inventories. The amount available under the Revolving Credit Facility was $40,000 at December 31, 1997. The Revolving Credit Facility will terminate in 2002, and has interest options based on (a) Bank One, Dayton, NA's prime rate (8.50% at December 31, 1997) or (b) LIBOR plus an amount between 1.00% and 2.75% (LIBOR plus 1.75% at December 31, 1997) depending on the level of certain financial ratios. The weighted average interest rate at December 31, 1997 was 7.76%. A commitment fee of between 0.125% and 0.40% per annum will be payable on the average unused amount depending on the level of certain financial ratios (0.25% at December 31, 1997).

     Average borrowings under the Revolving Credit Facility and its predecessors were $25,266, $21,400, and $3,852 during 1997, 1996, and 1995, respectively, at an approximate weighted average interest rate of 7.6%, 8.2%, and 10.2%, respectively. The maximum borrowings outstanding during 1997, 1996 and 1995 were $32,403, $28,180, and $18,400, respectively.

     To manage its interest rate risk, on August 18, 1997, the Company entered into an interest rate swap on $25,000 of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swap has a fixed sixty-day LIBOR component of 6.30%. In addition, on August 18, 1997, the Company entered into a second swap on $25,000 of long-term debt, which was effective November 1, 1997, at a fixed thirty-day LIBOR component of 6.33%. These swaps expire on November 1, 2000. Thirty-day and sixty-day LIBOR as of December 31, 1997 were 5.69% and 5.94%, respectively. All fluctuations in rate resulting from the swaps are accounted for as interest expense. These swaps are required by the Company's new Credit Agreement and are contracts to exchange floating rate for fixed interest payments over three years without the exchange of underlying amounts.

     The new Credit Agreement contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and limit its ability to pay dividends on Common Shares. The Company was in compliance with its loan covenants as of December 31, 1997.

     In conjunction with the acquisition of Symons, the Company issued a $5,000 seven year senior unsecured note to one of the Former Shareholders. The note requires quarterly interest payments, with principal due in September 2004. The note bears interest at a fixed rate of 10.5% per annum, compounded semi-annually.

     The Company has an Economic Development Loan from the city of Parsons, Kansas. The loan bears interest at 7.0% and is payable in quarterly installments of $8 through July 2005. The loan is secured by real estate in Parsons.

     Following is a summary of the Company's long-term debt as of December 31, 1997 and 1996:

                                                              1997               1996
                                                           ---------           --------
Revolving lines of credit                                  $  15,000           $ 23,118
1997 Term Loan                                               100,000                 --
1996 Term Loan, prepaid during 1997                               --             11,375
Note payable to one of the Former Shareholders                 5,000                 --
City of Parsons, Kansas Economic Development Loan                236                276
                                                           ---------           --------
Total long-term debt                                         120,236             34,769
Less current portion                                             (32)            (3,282)
                                                           ---------           --------
Long-term portion                                          $ 120,204           $ 31,487
                                                           =========           ========

     Scheduled maturities of long-term debt are $32, $32, $32, $32, $15,032, and $105,076 for 1998, 1999, 2000, 2001, 2002, and thereafter, respectively.

     The fair market value of the Company's fixed-rate long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1997, the estimated fair value of the Note payable to Former Shareholder of Symons is approximately $5,802. The estimated fair value of the City of Parsons, Kansas Economic Development Loan is approximately $227. The estimated fair values of the Term Loan and Revolving Credit Facility approximate their face values, as these facilities have variable interest rates tied to market rates. The estimated fair value of the interest rate swap agreements is a liability of $904.

(6)  Common and Redeemable Preferred Shares

     (a) Stock Split- On June 18, 1996, the Company authorized a 50-for-1 stock split for Class A and B Common Shares. All references in the financial statements to number of shares or share prices have been restated to reflect the split.

     (b) Public Offering of Company Shares- On June 20, 1996, the Company completed an initial public offering of 1,974,750 shares of Class A Common Shares and received proceeds of $22,358, net of expenses. The proceeds from the offering were used to prepay long-term debt.

          On July 16, 1996, the underwriters of the Company's initial public offering of Class A Common Shares exercised a portion of their over-allotment option pursuant to which the Company issued 56,200 shares of Class A Common Shares and Ripplewood Holdings L.L.C. converted 56,200 shares of its Class B Common Shares into Class A Common Shares and sold those shares. The Company's proceeds of $683 from the issuance of those shares were used to reduce the outstanding balance of the existing revolving line of credit.

          If the offering, the amendment of the Company's credit facility and the prepayment of the long-term debt had occurred on January 1, 1996, income before extraordinary item for the year ended December 31, 1996, would have been $5,561 and income per share before extraordinary item would have been $0.94.

     (c) Stock Option Plans- The Company has five stock option plans, the 1994 Stock Option Plan ("the 1994 Plan"), the 1995 Stock Option Plan ("the 1995 Plan"), the 1996 Stock Option Plan ("the 1996 Plan"), the 1997 Stock Option and Restricted Stock Plan ("the 1997 Restricted Plan") and the 1997 Non-employee Director Stock Option Plan ("the 1997 Director Plan"). Under all Plans, the option exercise price equals the stock's market price on date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                    1997        1996        1995
                                                                                   ------      ------      ------
            Income before extraordinary item available to
            common shareholders:                           As Reported             $6,953      $4,616        $ 71
                                                           Pro Forma                6,857       4,561          66
            Basic income per share before extraordinary
            item:                                          As Reported               1.22        1.02        0.02
                                                           Pro Forma                 1.20        1.00        0.02
            Diluted income per share before
            extraordinary item:                            As Reported               1.17        0.94        0.02
                                                           Pro Forma                 1.16        0.92        0.02

          Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          As of December 31, 1997, the Company may grant options for up to 240,000, 34,000 and 62,500 shares under the 1997 Restricted Plan, the 1997 Director Plan and the 1996 Plan, respectively. No further options may be granted under the 1994 and 1995 Plans. The 1994 and 1995 Plan options expire after ten years. The Company granted 31,000 options during 1997, of which, 18,500 vested immediately, and the other 12,500 vest ratably over two years. All options granted during 1997 expire after ten years.

          A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                                                Number of     Weighted Average Exercise
                                                                                  Shares            Price Per Share
                                                                                  ------            ---------------
                   Outstanding at December 31, 1994                               208,250                $ 1.96
                   Granted at a fair value of $1.63                                64,500                  4.00
                                                                                  -------                ------
                   Outstanding at December 31, 1995                               272,750                  2.44
                   Granted at a fair value of $4.26                                25,000                 10.38
                                                                                  -------                ------
                   Outstanding at December 31, 1996                               297,750                  3.11
                   Granted at a weighted average fair value of $5.25
                                                                                   31,000                 12.52

                   Exercised                                                      (40,000)                 4.17
                   Cancelled                                                      (12,500)                10.38
                                                                                  -------                ------
                   Outstanding at December 31, 1997                               276,250                $ 3.57
                                                                                  =======                ======

          245,250 of the 276,250 options outstanding at December 31, 1997 have exercise prices between $1.96 and $4.00, with a weighted average exercise price of $2.44 and a weighted average remaining contractual life of 6.7 years. All of these options are exercisable. The remaining 31,000 options have an exercise price between $12.50 and $12.63, with a weighted average exercise price of $12.52 and a remaining contractual life of 9.5 years. 18,500 of these options are exercisable.

          The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.17%-6.56%, 6.11% and 6.01%; expected dividend yield of 0%; expected lives of 6 years; and expected volatility of 28.50%, 27.96% and 27.96%.

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

(7) Retirement Plans

    The Company has pension or profit sharing plans covering substantially all of its employees.

     (a) Company-Sponsored Pension Plans- The pension plans cover virtually all salaried and hourly employees not covered by multi-employer pension plans and provide benefits of stated amounts for each year of credited service. The Company funds such plans at a rate that meets or exceeds the minimum amounts required by applicable regulations. The plans' assets are primarily invested in mutual funds comprised primarily of common stocks and corporate and U.S. government obligations. In determining the amounts below, the Company has used 7% for its weighted average discount rate assumption, 8% for its expected rate of return on assets assumption, and, if applicable, 4% for its expected rate of increase in future compensation levels assumption.

          The components of pension expense for these plans for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                          1997            1996             1995
                                                       -------           -----           -------
     Service cost                                      $   794           $ 511           $   459
     Interest on projected benefit obligation              845             428               366
     Actual return on plan assets                       (1,085)           (610)           (1,047)
     Net amortization and deferral                         204             199               720
                                                       -------           -----           -------
     Total                                             $   758           $ 528           $   498
                                                       =======           =====           =======


     The Company-sponsored pension plans' funded status as of December 31, 1997 and 1996 are as follows:

                                                                           1997
                                                   -----------------------------------------------
                                                                        Accumulated
                                                   Assets Exceed         Benefits
                                                    Accumulated           Exceed
                                                      Benefits            Assets             Total
                                                      --------            ------             -----
     Actuarial present value of benefit
          obligations:
              Vested benefit obligation                 $ 21,630          $ 1,054           $22,684
                                                        ========          =======          ========
              Accumulated benefit obligation            $ 22,153          $ 1,200           $23,353
                                                        ========          =======          ========
              Projected benefit obligation              $ 27,969          $ 1,200           $29,169
     Plan assets at fair market value                     26,189            1,060            27,249
                                                        --------          -------           -------
     Projected benefit obligation in excess of
                                                           1,780              140             1,920
          plan assets
     Unrecognized net gain (loss)                            182              (32)              150
     Prior service cost not yet recognized in
          net periodic pension costs                        (202)              --              (202)
                                                         --------         -------           -------
     Pension liability                                   $ 1,760          $   108          $  1,868
                                                         =======          =======          ========




                                                                                                  1996
                                                                           -----------------------------------------------
                                                                                               Accumulated
                                                                            Assets Exceed       Benefits
                                                                             Accumulated         Exceed
                                                                               Benefits          Assets             Total
                                                                               --------          ------             -----
                  Actuarial present value of benefit Obligations:
                           Vested benefit obligation                             $2,876          $ 2,267           $ 5,143
                                                                                 ======          =======           =======
                           Accumulated benefit obligation                        $3,009          $ 2,407           $ 5,416
                                                                                 ======          =======           =======
                           Projected benefit obligation                          $4,309          $ 2,487           $ 6,796
                  Plan assets at fair market value                                3,906            2,313             6,219
                                                                                 ------          -------           -------
                  Projected benefit obligation in excess of
                       plan assets                                                  403              174               577
                  Unrecognized net gain                                             101               31               132
                  Prior service cost not yet recognized in
                       net periodic pension costs                                    --             (219)             (219)
                  Adjustment required to recognize
                       Minimum liability                                             --              170               170
                                                                                 ------          -------           -------
                  Pension liability                                              $  504          $   156           $   660
                                                                                 ======          =======           =======


                  The minimum liability was reflected as an intangible asset of $170 as of December 31, 1996.

         (b) Multi-Employer Pension Plan- Approximately 13% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $157, $89, and $77, for the years ended December 31, 1997, 1996, and 1995, respectively.

         (c) 401(k) Savings Plan- Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% (on the first 2%) according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $345, $295, and $242, for the years ended December 31, 1997, 1996 and 1995, respectively.

(8)      Postretirement Benefits

         The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees that retired prior to May 1, 1995. The status of postretirement benefit plans is as follows as of December 31, 1997:

           Accumulated postretirement benefit obligation (APBO):
                 Retirees                                               $681
                 Fully eligible active plan participants                   -
                                                                       -----
           Accrued postretirement benefit                               $681
                                                                       =====

           Assumptions used to value the APBO:

                 Discount rate                                         8.25%
                 Health care cost trend rate                           6.00%

A one percentage point increase in the assumed health care cost trend rate would increase the APBO at December 31, 1997, by approximately $68. The Company's postretirement health care benefits are not funded.

(9)      Income Taxes

         The following is a summary of the components of the Company's income tax provision for the years ended December 31, 1997, 1996 and 1995:

                                                               1997           1996           1995
                                                               ----           ----           ----
                     Currently payable:
                          Federal                             $3,521          $2,201         $789
                          State and local                        704             420           21
                     Deferred                                  1,052             917         (120)
                                                              ------          ------         ----

                     Total provision                          $5,277          $3,538         $690
                                                              ======          ======         ====

         The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 1997, 1996 and 1995 for the following reasons:




                                                               1997           1996           1995
                                                               ----           ----           ----
                     Statutory income tax rate                34.0%          34.0%           34.0%
                     State income taxes (net of federal
                          tax benefit)                         4.0            2.6             0.3
                     Nondeductible goodwill
                         amortization and other
                         permanent differences                 5.1            7.0            10.4
                     Change in valuation allowance              --             --           (29.5)
                     Other, net                                 --           (0.2)            0.5
                                                              ----           ----            ----
                     Effective income tax rate                43.1%          43.4%           15.7%
                                                              ====           ====            ====


         The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 1997 and 1996 are as follows:

                                                                       1997              1996
                                                                       ----              ----
                     Current deferred taxes:
                          Inventory reserves                       $   (657)          $  (638)
                          Allowance for doubtful accounts             1,623               168
                          Alternative minimum tax credit
                              Carryforwards                             549               122
                          Accrued liabilities                         2,745             1,319
                          Other                                         (76)               15
                                                                   --------           -------
                              Total                                   4,184               986
                                                                   --------           -------

                     Long-term deferred taxes:
                          Accelerated depreciation                  (10,922)           (3,111)
                          Other long-term liabilities                 2,328               460
                          Other                                         (12)              (43)
                                                                   --------           -------
                              Total                                  (8,606)           (2,694)
                                                                   --------           -------
                              Net deferred taxes                   $ (4,422)          $(1,708)
                                                                   ========           =======

(10)     Commitments and Contingencies

         (a) Operating Leases- Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $2,758, $1,899, and $1,288 for the years ended December 31, 1997, 1996 and 1995, respectively. Terms generally range from one to ten years and some contain renewal options. The approximate aggregate minimum annual rental commitments under non-cancelable operating leases are $3,775, $3,151, $2,608, $1,537, $913, and $1,444 for 1998, 1999, 2000,
                  2001, 2002, and thereafter, respectively.

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

         (c) Self-Insurance- The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 1997, 1996 and 1995. The Company has reserved $4,578 as of December 31, 1997.

(11)     Related Party Transactions

         During 1997, the Company paid Ripplewood a fee of $400 for financial advisory services in connection with the acquisition of Symons Corporation and related financing transactions.

         During 1996 and 1995, the Company paid Ripplewood a management fee of $125 and $30, respectively. This fee was not charged after the initial public offering. The Company paid Ripplewood a fee of $600 at the time the initial public offering was completed for additional services provided in connection with the offering and related transactions. In addition, prior to 1997, the Company reimbursed Ripplewood for the allocable costs of certain insurance policies purchased by Ripplewood which covered both the Company and Ripplewood.

         The Company paid a director/shareholder a management fee of $25 in 1995.

         The Company paid Onex a management fee of $195 in 1995. In addition, in October 1995, the Company paid Onex a fee of $400 for financial advisory services in connection with the acquisition of Dur-O-Wal, Inc. and related financing transactions.

(12)     Quarterly Financial Information (Unaudited)


                                                                               1997
                                                   ---------------------------------------------------------------
                                                    First        Second        Third          Fourth          Full
         Quarterly Operating Data                  Quarter       Quarter      Quarter        Quarter          Year
         ------------------------                  -------       -------      -------        -------          ----
         Net Sales                                 $25,980       $39,839       $42,592       $59,001       $167,412
         Gross Profit                                7,708        12,933        14,381        21,862         56,884
         Net income                                    160         2,951         3,393           449          6,953
         Basic net income per share (a)            $  0.03       $  0.52       $  0.60       $  0.08       $   1.22
         Diluted net income per share (a)          $  0.03       $  0.51       $  0.58       $  0.08       $   1.17
         Stock Price:
                High                               $13.500       $13.250       $19.438       $19.000       $ 19.438
                Low                                $11.250       $ 9.750       $12.500       $14.813       $  9.750


                                                                               1996
                                                   ---------------------------------------------------------------
                                                    First        Second        Third          Fourth          Full
                                                   Quarter       Quarter      Quarter        Quarter          Year
                                                   -------       -------      -------        -------          ----
         Net Sales                                $23,615       $ 36,461      $37,086        $27,324        $124,486
         Gross Profit                               7,469         11,550       11,600          7,846          38,465
         Income (loss) before
            Extraordinary  item                      (401)         2,266        2,563            188           4,616
         Basic income (loss) per share before
            extraordinary item (a)                $ (0.12)      $   0.64      $  0.45        $  0.03        $   1.02
         Diluted income (loss) per share
            before extraordinary item (a)         $ (0.12)      $   0.64      $  0.44        $  0.03        $   0.94
         Stock Price:
            High                                      N/A       $ 13.750      $13.625       $ 13.125        $ 13.750
            Low                                       N/A       $ 13.000      $11.750        $ 9.625        $  9.625



(a) The total of the quarterly income (loss) per share before extraordinary item does not equal the annual income per share before extraordinary item due to the timing of the issuance of the Company's Common Shares and the omission of common share equivalents in quarters with net losses for 1996 and due to fluctuations in the Company's stock price for 1997.

                  Dayton Superior Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1997, 1996 and 1995

                             (Amounts in thousands)

                                                                                           Deductions
                                                                                           -----------
                                                            Charged                        Charges for
                                          Balance at      (Credited)                          Which
                                          Beginning       to Costs and      Other         Reserves Were    Balance at
                                           of Year          Expenses       Additions         Created       End of Year
                                           -------          --------       ---------         -------       -----------
Allowance for Doubtful Accounts
For the year ended December 31, 1997          $449            27           4,788(1)           (249)          $5,015
For the year ended December 31, 1996          $708          (191)             --               (68)          $  449
For the year ended December 31, 1995          $764           (86)             47(2)            (17)          $  708

(1)  Acquisition of Symons Corporation
(2)  Acquisition of Dur-O-Wal, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information required by this Item 10 is incorporated herein by reference to the information under the heading "Nominees" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 1998, except for certain information concerning the executive officers of the Company, which is set forth at the end of Part I of this Annual Report.

ITEM 11.       EXECUTIVE COMPENSATION.

               The information required by this Item 11 is incorporated by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Executive Compensation," "Report of Compensation and Benefits Committee on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 1998.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information required by this Item 12 is incorporated herein by reference to the information under the heading "Ownership of Common Shares" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 1998.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required by this Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Party Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 1998.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) FINANCIAL STATEMENTS The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 1997 and 1996.

               Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

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

               (b) Reports on Form 8-K. During the quarter ended December 31, 1997, the Company filed the following Current Reports on Form 8-K:

               Current Report on Form 8-K dated October 13, 1997 (including audited financial statements of Symons Corporation and certain unaudited pro forma financial information concerning the Company and Symons Corporation)

               Current Report on Form 8-K dated November 20, 1997 (including certain unaudited pro forma financial information concerning the Company and Symons Corporation)

               Current Report on Form 8-K dated December 15, 1997

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DAYTON SUPERIOR CORPORATION

               March 26, 1998

                                                  By /s/ JOHN A. CICCARELLI
                                                  ---------------------------
                                                    John A. Ciccarelli
                                                    President and Chief
                                                    Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.



                     NAME                                     TITLE                                   DATE
                     ----                                     -----                                   ----
/s/ JOHN A. CICCARELLI                        Director, President and Chief Executive Officer      March 26, 1998
---------------------------------
John A. Ciccarelli

/s/ ALAN F. MCILROY                           Vice President and Chief Financial Officer           March 26, 1998
---------------------------------             (Principal Financial and Accounting Officer)
Alan F. McIlroy

/s/ MATTHEW O. DIGGS, JR.                     Non-Executive Chairman of the Board                  March 26, 1998
---------------------------------
Matthew O. Diggs, Jr.

/s/ WILLIAM F. ANDREWS                        Director                                             March 26, 1998
---------------------------------
William F. Andrews

/s/ TIMOTHY C. COLLINS                        Director                                             March 26, 1998
---------------------------------
Timothy C. Collins

/s/ MATTHEW M. GUERREIRO                      Director                                             March 26, 1998
---------------------------------
Matthew M. Guerreiro

/s/ ROBERT B. HOLMES                          Director                                             March 26, 1998
---------------------------------
Robert B. Holmes

                                INDEX OF EXHIBITS




  Exhibit No.                    Description                                                               Page

      (3)      ARTICLES OF INCORPORATION AND BY-LAWS
               3.1      Amended Articles of Incorporation of the Company [Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
                        (Reg. No. 333-2974).]                                                                +

               3.2      Code of Regulations of the Company (as amended) [Incorporated herein by reference to Exhibit 3.3 to the  Company's Registration Statement on Form S-1
                        (Reg. No. 333-2974).]                                                                +

      (4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

               4.1      Senior Unsubordinated Redeemable Note of the Company in the principal amount of $5,000,000. [Incorporated herein by reference to Exhibit A to the Agreement set forth as Exhibit  2.1 to the  Company's Current Report on Form 8-K dated
                        June 2, 1997.]                                                                       +

               4.2       Credit Agreement dated as of September 29, 1997 among the Company and the other parties thereto. [Incorporated herein by reference to Exhibit 4.2 to the
                        Company's Current Report on Form 8-K dated October 13, 1997.]                        +


     (10)      MATERIAL CONTRACTS

               10.1     Amended and Restated Shareholder Agreement dated as of June 26, 1996 among the Company and certain shareholders of the Company [Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                        (Reg. No. 333-2974).]                                                                +

               10.2     First Amendment to Amended and Restated Shareholder Agreement dated as of
                        December 30, 1996 [Incorporated herein by reference to Exhibit 10.2 to the
                        Company's Annual Report on Form 10-K for the year ended December 31, 1996.]
                                                                                                             +

               10.3     Management Incentive Program [Incorporated herein by reference to Exhibit 10.8
                        to the Company's Registration Statement on Form S-1 (Reg. No. 333-2974).]            +  *

               10.4     1994 Stock Option Plan [Incorporated  herein by  reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2974).]
                                                                                                             +  *
               10.5     1995 Stock Option Plan [Incorporated herein by reference to Exhibit 10.10 to
                        the Company's Registration Statement on Form S-1 (Reg. No. 333-2974).]               +  *


               10.6     1996 Stock Option Plan [Incorporated herein by reference to Exhibit  10.12 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2974).]
                                                                                                             + *
               10.7     Executive Compensation Plan effective as of January 1, 1996 [Incorporated + *
                        herein by reference to Exhibit 10.9 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1996.]

               10.8     1997 Stock Option and Restricted Stock Plan [Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on
                        Form 10-Q for the Quarter ended June 27, 1997.]                                      + *


               10.9     1997 Nonemployee Director Stock Option Plan [Incorporated herein
                        by reference to Exhibit 10.2 to the Company's Quarterly Report on                    + *
                        Form 10-Q for the Quarter ended June 27, 1997.]

               10.10    Nonemployee Directors Compensation Program [Incorporated herein by reference to
                        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter
                        ended June 27, 1997.]                                                                + *


               10.11    Agreement dated as of May 9, 1997 by and among Symons Corporation, the stockholders of Symons Corporation and  the Company. [Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
                        dated June 2, 1997.]                                                                 +

     (11)      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS                                               **

     (21)      SUBSIDIARIES OF THE REGISTRANT
               21.1     Subsidiaries of the Company                                                         **

     (23)      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                    **

     (27)      FINANCIAL DATA SCHEDULE
               27       Financial Data Schedule                                                             **

----------------------------
* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.
** Filed herewith
 + Previously filed