Form 10-Q
period 1998-04-03
DAYTON SUPERIOR CORP
filed 1998-05-08
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
   April 3, 1998                                                   1-11781



                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OHIO                                                31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

      721 Richard Street
       Miamisburg, Ohio                                          45342
    ---------------------                                      ---------
    (Address of principal                                     (Zip Code)
      executive offices)

Registrant's telephone number, including area code:   937-866-0711
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

5,729,928 Common Shares were outstanding as of May 5, 1998

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 3, 1998 AND DECEMBER 31, 1997

                                                                                           April 3,         December 31,
                                                                                            1998                1997
                                                                                          ---------           ---------
                                                                                         (Unaudited)
                                                                                               (Amounts in thousands)
                                                          ASSETS
CURRENT ASSETS:
      Cash                                                                                $      --           $      --
      Accounts receivable, net of allowance for
         doubtful accounts of $3,432 and $5,015                                              42,456              36,656
      Inventories (Note 3)                                                                   34,826              32,873
      Prepaid expenses                                                                        1,066               1,445
      Prepaid income taxes                                                                    2,027               2,087
      Future tax benefits                                                                     2,200               4,184
                                                                                          ---------           ---------
         Total current assets                                                                82,575              77,245
                                                                                          ---------           ---------
RENTAL EQUIPMENT, NET                                                                        40,405              38,327
                                                                                          ---------           ---------
PROPERTY, PLANT & EQUIPMENT                                                                  59,222              58,063
      Less accumulated depreciation                                                         (18,300)            (16,711)
                                                                                          ---------           ---------
         Net property, plant & equipment                                                     40,922              41,352
                                                                                          ---------           ---------
GOODWILL AND INTANGIBLE ASSETS,
      net of accumulated amortization                                                        67,385              68,590
OTHER ASSETS                                                                                  1,748               1,943
                                                                                          ---------           ---------
                         Total assets                                                     $ 233,035           $ 227,457
                                                                                          =========           =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt (Note 4)                                          $      32           $      32
      Accounts payable                                                                       19,882              15,753
      Accrued compensation and benefits                                                       7,140               6,913
      Accrued liabilities                                                                     6,531               8,755
      Accrued interest                                                                        1,131                 960
                                                                                          ---------           ---------
         Total current liabilities                                                           34,716              32,413

LONG-TERM DEBT (Note 4)                                                                     125,027             120,204
DEFERRED INCOME TAXES                                                                         7,175               8,606
OTHER LONG-TERM LIABILITIES                                                                   6,577               5,705
                                                                                          ---------           ---------
         Total liabilities                                                                  173,495             166,928
                                                                                          ---------           ---------
SHAREHOLDERS' EQUITY:
      Class A Common Shares                                                                  37,789              33,386
      Class B Common Shares                                                                   5,360               9,749
      Cumulative foreign currency translation adjustment                                       (185)               (191)
      Retained earnings                                                                      16,576              17,585
                                                                                          ---------           ---------
         Total shareholders' equity                                                          59,540              60,529
                                                                                          ---------           ---------
                         Total liabilities and shareholders' equity                       $ 233,035           $ 227,457
                                                                                          =========           =========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE FISCAL MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997

                                                                           April 3,             March 28,
                                                                             1998                 1997
                                                                         -----------           ----------
                                                                          (Unaudited)          (Unaudited)

                                                                           (Amounts in thousands, except
                                                                            share and per share amounts)

NET SALES                                                                $    59,227           $   25,980

COST OF SALES                                                                 38,973               18,272
                                                                         -----------           ----------

      Gross profit                                                            20,254                7,708

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  18,502                6,273

AMORTIZATION OF GOODWILL AND INTANGIBLES                                         495                  457
                                                                         -----------           ----------

      Operating income                                                         1,257                  978

OTHER EXPENSES:

      Interest expense, net                                                    2,993                  686

      Other, net                                                                   4                   11
                                                                         -----------           ----------

      Income (loss) before provision (benefit) for income taxes               (1,740)                 281

PROVISION (BENEFIT) FOR INCOME TAXES                                            (731)                 121
                                                                         -----------           ----------

NET INCOME (LOSS)                                                        $    (1,009)          $      160
                                                                         ===========           ==========

Basic net income (loss) per share                                        $     (0.18)          $     0.03
                                                                         ===========           ==========

Basic weighted average common shares outstanding                           5,728,996            5,676,414
                                                                         ===========           ==========

Diluted net income (loss) per share                                      $     (0.18)          $     0.03
                                                                         ===========           ==========

Diluted weighted average common and common equivalent
      shares outstanding                                                   5,728,996            5,899,325
                                                                         ===========           ==========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE FISCAL MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997

                                                                                        April 3,         March 28,
                                                                                          1998             1997
                                                                                        -------           -------
                                                                                       (Unaudited)      (Unaudited)
                                                                                          (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                              $(1,009)          $   160
         Adjustments to reconcile net income (loss) to net cash used in operating activities:
                         Depreciation                                                     2,745             1,041
                         Amortization of goodwill and intangibles                           495               457
                         Deferred income taxes                                             (114)             (109)
                         Amortization of deferred financing costs                           182                41
                         Gain on sales of rental equipment                                 (501)               --
         Change in assets and liabilities, net of the effects of acquisitions:
                 Accounts receivable                                                     (4,516)           (3,982)
                 Inventories                                                             (1,953)           (4,438)
                 Prepaid income taxes                                                        60               229
                 Accounts payable                                                         4,129             3,713
                 Accrued liabilities and other long-term liabilities                       (670)             (910)
                 Accrued interest                                                           171               299
                 Other, net                                                                  30              (309)
                                                                                        -------           -------
                         Net cash used in operating activities                             (951)           (3,808)
                                                                                        -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property, plant and equipment additions                                         (1,159)             (558)
         Rental equipment additions, net                                                 (2,733)             (371)
         Acquisitions, net of cash acquired (Note 2)                                         --            (1,098)
         Other investing activities                                                          --                 3
                                                                                        -------           -------
                         Net cash used in investing activities                           (3,892)           (2,024)
                                                                                        -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of long-term debt                                                       4,823             5,729
         Issuance of common stock                                                            14                --
                                                                                        -------           -------
                         Net cash provided by financing activities                        4,837             5,729
                                                                                        -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       6                (4)
                         Net decrease in cash                                                --              (107)

CASH, beginning of period                                                                    --               203
                                                                                        -------           -------

CASH, end of period                                                                     $    --           $    96
                                                                                        =======           =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Cash refunded for income taxes                                                 $  (728)          $    (1)
         Cash paid for interest                                                           2,640             1,222
         Issuance of common stock in conjunction with acquisition (Note 2)                   --               346


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                 DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
      FOR THE THREE FISCAL MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997

                                                        April 3,       March 28,
                                                         1998             1997
                                                       -------           -----
                                                      (Unaudited)      (Unaudited)
                                                         (Amounts in thousands)

NET INCOME (LOSS)                                      $(1,009)          $ 160

OTHER COMPREHENSIVE INCOME:

      Foreign currency translation adjustment                6              (4)
                                                       -------           -----

COMPREHENSIVE INCOME (LOSS)                            $(1,003)          $ 156
                                                       =======           =====


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 3, 1998 and MARCH 28, 1997
                                   (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


(1)  CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 1997.

(2)  ACQUISITIONS

     (a) Symons Corporation--On September 29, 1997, the Company purchased the stock of Symons Corporation (Symons). Symons was a private company, which owned two divisions. The first division, Symons, is a leading manufacturer of prefabricated concrete forms, is based in the Chicago area, and will be operated as a stand alone business unit. The second division, Richmond Screw Anchor, is in the concrete accessories business and is being blended with the Company's existing concrete accessories division.

          The acquisition has been accounted for as a purchase, and the results of Symons have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price consisted of cash paid of $32,036, a $5,000 note payable to one of the selling shareholders and assumed liabilities of $81,897. The purchase agreement between the Company and the former shareholders of Symons ("the Former Shareholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Shareholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Shareholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Shareholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase

          Agreement. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The company intends to vigorously pursue its rights under the Purchase Agreement.

          The unaudited pro forma statement of operations as though Symons had been acquired on January 1, 1997 is as follows:

                                                              1997
                                                            -------
          Net sales                                         $47,555
          Gross profit                                       16,110
          Net loss                                           (1,274)
          Basic net loss per share                            (0.22)
          Diluted net loss per share                          (0.22)

          The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Symons acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

     (b) Ironco Manufacturing Co, Inc.--In February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. for $1.5 million, payable in $1.1 million of cash and 26,254 Class A Common Shares. These operations remained in Birmingham, AL and are a part of the Company's American Highway Technology division.

(3)  ACCOUNTING POLICIES

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 1997. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

     (a) Fiscal Quarter--The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

     (b) Inventories--Substantially all finished products and raw materials of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Following is a summary of the components of inventories as of April 3, 1998 and December 31, 1997:

                                                      April 3,      December 31,
                                                        1998            1997
                                                       -------        -------

          Raw materials                                $ 7,636        $ 6,957
          Finished goods and work in progress           27,190         25,916
                                                       -------        -------
                                                        34,826         32,873
          LIFO reserve                                      --             --
                                                       -------        -------
                                                       $34,826        $32,873
                                                       =======        =======

     (c) Financial Instruments--The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowing. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense.


     (d) Net Income (Loss) Per Share--In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This standard was effective for both interim and annual periods ending after December 15, 1997. As a result, the Company's reported earnings per share for the first quarter of 1997 were impacted as follows:

                                                           Per Share
                                                            Amounts
                                                            -------

                                                           March 28,
                                                             1997
                                                             -----
          Primary net income per share, as reported          $0.03
          Effect of SFAS 128                                    --
                                                             -----
          Basic net income per share, as restated            $0.03
                                                             -----

                                                           March 28,
                                                             1997
                                                             -----
          Fully diluted net income per share,
          as reported                                        $0.03
          Effect of SFAS 128                                    --
                                                             -----
          Diluted net income per share, as restated          $0.03
                                                             -----

     (d) Reclassifications--Certain reclassifications have been made to the 1997 amounts to conform to their 1998 classifications.

(4)  CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of April 3, 1998 and December 31, 1997:

                                                               April 3,      December 31,
                                                                 1998            1997
                                                              ---------       ---------
Revolving lines of credit, weighted average interest
     rate of 7.3%                                             $  19,830       $  15,000
Term Loan, weighted average interest rate of 8.4%               100,000         100,000
Note payable to one of the Former Shareholders                    5,000           5,000
City of Parsons, Kansas Economic Development Loan                   229             236
                                                               --------        --------
Total long-term debt                                            125,059         120,236
Less current portion                                                 32              32
                                                               --------        --------
Long-term portion                                              $125,027        $120,204
                                                               ========        ========


At April 3, 1998, $40,000 of the $40,000 Revolving Credit Facility was available, of which $19,830 of borrowings was outstanding. Average borrowings under the Revolving Credit Facility and its predecessors were $17,694 and $24,944 during the first quarter of 1998 and 1997, respectively, at an approximate weighted average interest rate of 8.1% and 7.3%, respectively. The maximum borrowings outstanding during the first quarter of 1998 and 1997, respectively, were $21,220 and $28,963, respectively.

To manage its interest rate risk, on August 18, 1997, the Company entered into an interest rate swap on $25,000 of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swap has a fixed sixty-day LIBOR component of 6.30%. In addition, on August 18, 1997, the Company entered into a second swap on $25,000 of long-term debt, which was effective November 1, 1997, at a fixed thirty-day LIBOR component of 6.33%. These swaps expire on November 1, 2000. Thirty-day and sixty-day LIBOR as of April 3, 1998 were 5.66% and 5.69%, respectively. All fluctuations in rate resulting from the swaps are accounted for as interest expense. These swaps are required by the Company's new Credit Agreement and are contracts to exchange floating rate for fixed interest payments over three years without the exchange of underlying amounts. The fair value of the agreements is a liability of $677 as of April 3, 1998.

The new Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and limit the payment of dividends on Common Shares. The Company was in compliance with its loan covenants as of April 3, 1998.

(5)  STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income
(loss) and net income (loss) per share for the quarters ended April 3, 1998 and March 28, 1997 would have been reduced to the following pro forma amounts:


                                                                     For the three fiscal
                                                                     --------------------
                                                                         months ended
                                                                         ------------
                                                                   April 3,           March 28,
                                                                    1998                 1997
                                                                  -------                ----
Net income (loss)                       As Reported               $(1,009)               $160
                                        Pro Forma                  (1,044)                150

Basic net income (loss) per share       As Reported                 (0.18)               0.03
                                        Pro Forma                   (0.18)               0.03

Diluted net income (loss) per share     As Reported                 (0.18)               0.03
                                        Pro Forma                   (0.18)               0.02

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the three fiscal months ended April 3, 1998 is presented in the table below:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                Number           Price Per
                                              of Shares            Share
                                              ---------            ------
Outstanding at December 31, 1997               276,250             $ 3.57
Exercised                                       (2,050)              2.46
Granted                                         75,833              16.81
                                               -------             ------
Outstanding at April 3, 1998                   350,033             $ 6.44
                                               =======             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dayton Superior Corporation (the "Company") achieved record first quarter 1998 net sales of $59.2 million, which were more than double net sales in the first quarter of 1997 of $26.0 million. The Company's first quarter net sales by major product category during the last two years were:

DOLLARS IN MILLIONS                                THREE FISCAL MONTHS
                                                   -------------------
                                                         ENDED
                                                        ------
                                                APRIL 3,          MARCH 28,
                                                 1998                1997
                                                 -----              -----
Concrete Accessories                             $29.1              $17.3
Forming Products                                  21.3                0.0
Paving Products                                    6.0                3.6
Masonry Products                                   5.1                5.1
Intercompany Eliminations                         (2.3)               0.0
                                                 -----              -----
Net Sales                                        $59.2              $26.0
                                                 =====              =====

------------------------------

The acquisition of Symons Corporation ("Symons"), a leading manufacturer of prefabricated concrete forms, on September 29, 1997 contributed 80% of the net sales growth in 1998 over 1997. Net sales in the first quarter of 1998 increased by $11.6 million, or 24.5%, from pro forma net sales of $47.6 million in the first quarter of 1997. This was primarily due to milder weather in the first quarter of 1998 as compared to 1997, especially in the northeast, east coast, and midwest sections of the country. This allowed an earlier start to the spring and summer construction season. Accordingly, this may have pulled sales forward from the second quarter. Additionally, the first quarter of 1998 had six more days than the first quarter of 1997.

Loss before income taxes was ($1.7) million in the first quarter of 1998 compared to income before income taxes of $0.3 million in the first quarter of 1997 due primarily to the increased interest expense associated with the debt issued to acquire Symons.

Net loss for the first quarter of 1998 was ($1.0) million, or ($0.18) per basic and diluted share, compared to net income of $0.2 million, or $0.03 per basic and diluted share, in the first quarter of 1997. Pro forma net loss for the first quarter of 1997 was ($1.3) million, or ($0.22) per basic and diluted share.

IMPLEMENTATION OF BUSINESS STRATEGY

On September 29, 1997, the Company purchased the stock of Symons. Symons was a private company, which owned two divisions. The first division, Symons, is a leading manufacturer of prefabricated concrete forms. The second division, Richmond Screw Anchor, is in the concrete accessories business. The addition of these two businesses provides both a complementary fourth business platform and expansion in the concrete accessories market. The Symons division is being operated as a stand alone business unit while the Richmond Screw Anchor business is being blended with the Company's existing concrete accessories division.

The Company paid $34.0 million (plus acquisition costs of $3.0 million) for the Common Stock of Symons, of which $32.0 million was paid in cash and $5.0 million was paid by delivery of a seven year unsecured note. The purchase agreement between the Company and the former shareholders of Symons ("the Former Shareholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Shareholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Shareholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Shareholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase Agreement. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The company intends to vigorously pursue its rights under the Purchase Agreement.

To further improve its position in paving products, in February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. (collectively, "Ironco") for $1.5 million, payable in $1.1 million of cash and 26,254 Class A Common Shares. These operations remained in Birmingham, AL and are a part of the Company's American Highway Technology division.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                        THREE FISCAL MONTHS
                                                        -------------------
                                                              ENDED
                                                              -----
                                                        APRIL 3,    MARCH 28,
                                                         1998         1997
                                                         -----        -----
Net sales                                                100.0%       100.0%
Cost of goods sold                                        65.8         70.3
                                                          ----          ---
Gross profit                                              34.2         29.7
Selling, general and administrative expenses              31.2         24.1
Amortization of goodwill and intangibles                   0.8          1.8
                                                          ----          ---
Operating income                                           2.2          3.8
Interest expense, net                                      5.1          2.7
Other, net                                                 0.0          0.0
                                                          ----          ---
Income (loss) before income taxes                         (2.9)         1.1
Provision (benefit) for income taxes                      (1.2)         0.5
                                                          ----          ---
Net income (loss)                                         (1.7%)        0.6%
                                                          ====          ===

------------------------------

COMPARISON OF THREE FISCAL MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997

NET SALES

Net sales increased $33.2 million, or 128%, from $26.0 million in the first quarter of 1997 to $59.2 million in the first quarter of 1998. Net sales of concrete accessories increased by 68% from $17.3 million in the first quarter of 1997 to $29.1 million in the first quarter of 1998, due primarily to the addition of the Richmond Screw Anchor division of Symons ($7.7 million of the increase). The remaining increase is due to milder weather in the first quarter of 1998 compared to the first quarter of 1997, which allowed an earlier start to the spring and summer construction season. Forming product net sales were $21.3 million for the first quarter of 1998 due to the acquisition of Symons. The increase of $3.6 million, or 20.3% from pro forma net sales of $17.7 million during the first quarter of 1997 is due primarily to milder weather. Net sales of paving products increased $2.4 million, or 67% from the first quarter of 1997 to the first quarter of 1998, due to milder weather and a full quarter of sales from Ironco, acquired in February 1997. Net sales of masonry products remained flat at $5.1 million. Competition continues at a high level in the hot dipped and mill galvanized masonry wall reinforcement product markets.

GROSS PROFIT

Gross profit for the first quarter of 1998 was $20.3 million, a 163% increase over $7.7 million from the first quarter of 1997 due primarily to the Symons acquisition. As a percent of net sales, gross margin was 34.2% in the first quarter of this year, up from 29.7% last year. The gross margin increased primarily as a result of the inclusion of the Symons division, as forming products have higher gross margins than existing product lines. The increase from 1997 pro forma gross margin of 33.9% is due to the Company's continued focus on cost improvement programs and the start of the implementation of synergies from the Symons acquisition.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $12.3 million from $6.7 million in the first quarter of 1997, to $19.0 million in the first quarter of 1998. The acquisition of Symons resulted in $10.3 million, or 84%, of the increase. SG&A expenses also increased due to personnel relocations; consolidation of existing distribution facilities; and commissions, incentives, and shipping costs related to the net sales. SG&A expenses were up as a percent of net sales from 25.9% in the first quarter of 1997, to 32.0% in the first quarter of 1998, due to the Symons division having a higher percentage of SG&A expenses to net sales. This reflects the additional distribution and service costs associated with the management of Symons' rental equipment fleet.

INTEREST EXPENSE

Interest expense increased from $0.7 million in 1997 to $3.0 million in 1998 due to the increased long-term debt resulting from the acquisition of Symons. Interest rates in the first quarter of 1998 were also slightly higher as a result of the long-term debt refinancing in September 1997.

NET INCOME

Loss before income taxes was ($1.7) million in the first quarter 1998 compared to income before income taxes of $0.3 million in the first quarter of 1997, primarily due to the increased interest expense from the acquisition of Symons. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes. Net loss for the first quarter of 1998 was ($1.0) million, or ($0.18) per basic and diluted share, compared to net income of $0.2 million, or $0.03 per basic and diluted share, in the first quarter of 1997. Pro forma net loss for the first quarter of 1997 was ($1.3 million), or ($0.22) per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first quarter of 1998 was $1.0 million as compared to $3.8 million in the first quarter of 1997 due to improved working capital management. Net loss before non-cash charges of depreciation, amortization, deferred taxes, and gain on sales of rental equipment provided $1.8 million of operating cash flow in the first quarter of 1998 as compared to $1.6 million in the first quarter of 1997. Working capital growth used $2.8 million of operating cash flow as compared to $5.4 million in the first quarter of 1997. Significant working capital uses in 1998 included seasonal increases in accounts receivable and inventory of $4.5 million and $2.0 million, respectively. Accounts payable growth provided $4.1 million in the first quarter of 1998 due to normal seasonal expansion. The Company invested $3.9 million in property, plant and equipment and net rental equipment additions during the first quarter of 1998. Significant investments were made in growth of the Symons rental fleet and in equipment for the concrete accessories and paving products divisions to further improve efficiencies. Net cash generated from draws on the line of credit of $4.8 million funded the seasonal increases in working capital and the investments in property, plant and equipment and rental equipment.

At April 3, 1998, working capital was $47.9 million, compared to $44.8 million at December 31, 1997. The growth in working capital is primarily attributable to seasonal growth as the Company prepares for the spring and summer construction season.

In September 1997, the Company entered into a new Credit Agreement which provided for a term loan and revolving credit facility, each of which is secured by substantially all of the assets of the Company and its subsidiaries. The Company borrowed $130.0 million on the Credit Agreement to fund the acquisition of all outstanding shares of Symons and to repay all amounts outstanding on the existing term and revolving loans of both the Company and Symons. The new Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and limit the payment of dividends on Common Shares. At April 3, 1998, $40.0 million of the $40.0 million Revolving Credit Facility was available, of which $19.8 million of borrowings was outstanding. The Term Loan had an outstanding balance at April 3, 1998 of $100.0 million. At April 3, 1998, the Company had $125.1 million of long-term debt outstanding, of which $32 thousand was current. The Company's debt to total capitalization ratio increased to 67.7% as of April 3, 1998 from 66.5% as of December 31, 1997, primarily due to the Company's net loss in the first quarter of 1998 and seasonal borrowings on the line of credit.

To manage its interest rate risk, on August 18, 1997, the Company entered into an interest rate swap on $25.0 million of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swap has a fixed 60-day LIBOR component of 6.30% . In addition, on August 18, 1997, the Company entered into a second swap on $25.0 million of long-term debt, which was effective November 1, 1997, at a fixed 30-day LIBOR component of 6.33%. These swaps expire on November 1, 2000. Thirty-day and sixty-day LIBOR as of April 3, 1998 were 5.66% and 5.69%, respectively. All fluctuations in rate resulting from the swaps are accounted for as interest expense. These swaps are required by the Company's new Credit Agreement and are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts.

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

SEASONALITY

The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically more than 75% of cash flow from operations is generated in the fourth quarter.

INFLATION

The Company does not believe inflation had a significant impact on its operations over the past three years. In the past, the Company has been able to pass along all or a portion of the effects of increases in the price of steel, its principal raw material. There can be no assurance the Company will be able to continue to pass on the cost of such increases in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This standard is effective for both interim and annual periods ending after December 15, 1997. As a result, the Company's reported earnings per share for the first quarter of 1997 were impacted as follows:

                                                    PER SHARE
                                                     AMOUNTS
                                                     -------
                                                     March 28,
                                                       1997
                                                       ----
Primary net income per share, as reported              $0.03
Effect of SFAS 128                                        --
                                                       -----
Basic net income per share, as restated                $0.03
                                                       =====

                                                     March 28,
                                                       1997
                                                       ----
Fully diluted net income per share,
as reported                                            $0.03
Effect of SFAS 128                                        --
                                                       -----
Diluted net income per share, as restated              $0.03
                                                       =====

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income is the total of net income and all other non-shareholder changes in equity. The Company has adopted SFAS 130 in the first quarter of 1998.

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments may be based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company is required to adopt SFAS 131 in its 1998 annual report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes, and future filings by the Company on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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



                                          DAYTON SUPERIOR CORPORATION



         DATE: May 8, 1998          BY:   /s/ ALAN F. MCILROY
               -----------                -----------------------
                                          Alan F. McIlroy
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


(27)     Financial Data Schedule

-------------------