Form 10-Q
period 1998-07-03
DAYTON SUPERIOR CORP
filed 1998-08-13
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED                          COMMISSION FILE NUMBER
       JULY 3, 1998                                        1-11781



                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 OHIO                                  31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)

           7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                         45459
--------------------------------------------------------------------------------
           (Address of principal                              (Zip Code)
             executive offices)

Registrant's telephone number, including area code:   937-428-6360
                                                    ---------------

                    721 Richard Street, Miamisburg, OH 45342
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES     X     NO
                                                        -----      ----

5,953,703 Common Shares were outstanding as of July 29, 1998

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 3, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)
                                  (Unaudited)

                                                                            July 3,        December 31,
                                                                             1998              1997
                                                                          ---------         ---------
                                     ASSETS
CURRENT ASSETS:
        Cash                                                              $     309         $       -
        Accounts receivable, net of allowance for
                doubtful accounts of $3,318 and $5,015                       51,289            35,054
        Inventories (Note 3)                                                 34,632            32,873
        Prepaid expenses and other current assets                             2,433             3,047
        Prepaid income taxes                                                  3,222             2,087
        Future tax benefits                                                   2,341             3,657
                                                                          ---------         ---------
                Total current assets                                         94,226            76,718
                                                                          ---------         ---------

RENTAL EQUIPMENT, NET                                                        46,508            38,327
                                                                          ---------         ---------

PROPERTY, PLANT & EQUIPMENT                                                  60,801            58,063
        Less accumulated depreciation                                       (19,666)          (16,711)
                                                                          ---------         ---------
                Net property, plant & equipment                              41,135            41,352
                                                                          ---------         ---------

GOODWILL AND INTANGIBLE ASSETS,
        net of accumulated amortization                                      68,570            68,590
OTHER ASSETS                                                                  1,909             1,943
                                                                          ---------         ---------
                        Total assets                                      $ 252,348         $ 226,930
                                                                          =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current portion of long-term debt (Note 4)                        $      32         $      32
        Accounts payable                                                     22,997            15,753
        Accrued compensation and benefits                                     9,464             7,480
        Accrued liabilities                                                   6,346             7,128
        Accrued interest                                                      1,046               960
                                                                          ---------         ---------
                Total current liabilities                                    39,885            31,353

LONG-TERM DEBT (Note 4)                                                     130,439           120,204
DEFERRED INCOME TAXES                                                         8,104             8,079
OTHER LONG-TERM LIABILITIES                                                   6,569             6,765
                                                                          ---------         ---------
                Total liabilities                                           184,997           166,401
                                                                          ---------         ---------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Class A Common Shares                                                41,901            33,386
        Class B Common Shares                                                 5,360             9,749
        Cumulative foreign currency translation adjustment                     (217)             (191)
        Retained earnings                                                    20,307            17,585
                                                                          ---------         ---------
                Total shareholders' equity                                   67,351            60,529
                                                                          ---------         ---------
                        Total liabilities and shareholders' equity        $ 252,348         $ 226,930
                                                                          =========         =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
    FOR THE THREE AND SIX FISCAL MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997
           (Amounts in thousands, except share and per share amounts)
                                  (Unaudited)

                                                              Three Fiscal Months Ended           Six Fiscal Months Ended
                                                              -------------------------           -----------------------
                                                             July 3,           June 27,          July 3,           June 27,
                                                               1998              1997             1998               1997
                                                           -----------       -----------      -----------       -----------

NET SALES                                                  $    76,754       $    39,839      $   135,981       $    65,819

COST OF SALES                                                   48,313            26,906           87,286            45,178
                                                           -----------       -----------      -----------       -----------

        Gross profit                                            28,441            12,933           48,695            20,641

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    18,399             6,475           36,901            12,748

AMORTIZATION OF GOODWILL AND INTANGIBLES                           537               468            1,032               925
                                                           -----------       -----------      -----------       -----------

        Operating income                                         9,505             5,990           10,762             6,968

OTHER EXPENSES:

        Interest expense, net                                    2,821               797            5,814             1,483

        Other, net                                                  (5)               --               (1)               11
                                                           -----------       -----------      -----------       -----------

        Income before provision for income taxes                 6,689             5,193            4,949             5,474

PROVISION FOR INCOME TAXES                                       2,958             2,242            2,227             2,363
                                                           -----------       -----------      -----------       -----------

NET INCOME                                                 $     3,731       $     2,951      $     2,722       $     3,111
                                                           ===========       ===========      ===========       ===========

Basic net income per share                                 $      0.64       $      0.52      $      0.47       $      0.55
                                                           ===========       ===========      ===========       ===========

Basic weighted average common shares outstanding             5,837,779         5,696,432        5,782,528         5,696,432
                                                           ===========       ===========      ===========       ===========

Diluted net income per share                               $      0.61       $      0.51      $      0.45       $      0.53
                                                           ===========       ===========      ===========       ===========

Diluted weighted average common and common equivalent
        shares outstanding                                   6,070,936         5,838,646        6,011,089         5,829,466
                                                           ===========       ===========      ===========       ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX FISCAL MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                    July 3,       June 27,
                                                                                     1998            1997
                                                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                 $  2,722       $  3,111
        Adjustments to reconcile net income to net cash used in
                operating activities:
                        Depreciation                                                  5,055          2,098
                        Amortization of goodwill and intangibles                      1,032            925
                        Deferred income taxes                                           201           (224)
                        Amortization of deferred financing costs                        388             82
                        Gain on sales of rental equipment and property,
                           plant and equipment                                       (3,509)          (213)
        Change in assets and liabilities, net of the effects of acquisitions:
                Accounts receivable                                                 (13,081)       (10,999)
                Inventories                                                          (1,036)        (4,381)
                Prepaid income taxes                                                 (1,135)         2,510
                Accounts payable                                                      6,651          4,295
                Accrued liabilities and other long-term liabilities                     659           (349)
                Accrued interest                                                         86             69
                Other, net                                                            1,071           (810)
                                                                                   --------       --------
                        Net cash used in operating activities                          (896)        (3,886)
                                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property, plant and equipment additions                                      (3,130)        (1,213)
        Proceeds from sale of property, plant and equipment                             759             10
        Rental equipment additions, net                                              (3,247)          (664)
        Acquisitions, net of cash acquired (Note 2)                                  (1,267)        (1,129)
        Other investing activities                                                       --            (13)
                                                                                   --------       --------
                        Net cash used in investing activities                        (6,885)        (3,009)
                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of long-term debt                                                    7,990          6,908
        Issuance of common stock                                                        126            105
                                                                                   --------       --------
                        Net cash provided by financing activities                     8,116          7,013
                                                                                   --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (26)            (5)
                                                                                   --------       --------

                        Net increase in cash                                            309            113

CASH, beginning of period                                                                --            203

                                                                                   --------       --------
CASH, end of period                                                                $    309       $    316
                                                                                   ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid for income taxes                                                 $  3,043       $    125
        Cash paid for interest                                                        2,347          1,341
        Issuance of common stock in conjunction with acquisition (Note 2)             4,000            451


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    FOR THE THREE AND SIX FISCAL MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997
                             (Amounts in thousands)
                                   (Unaudited)



                                                 Three Fiscal Months Ended    Six Fiscal Months Ended
                                                 -------------------------    -----------------------
                                                   July 3,       June 27,      July 3,       June 27,
                                                    1998          1997          1998          1997
                                                   -------       -------       -------       -------


NET INCOME                                         $ 3,731       $ 2,951       $ 2,722       $ 3,111

OTHER COMPREHENSIVE INCOME:

      Foreign currency translation adjustment          (32)           (1)          (26)           (5)
                                                   -------       -------       -------       -------

COMPREHENSIVE INCOME                               $ 3,699       $ 2,950       $ 2,696       $ 3,106
                                                   =======       =======       =======       =======



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JULY 3, 1998 AND JUNE 27, 1997
                                   (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

(2) ACQUISITIONS

     (a) SYMONS CORPORATION--On September 29, 1997, the Company purchased the stock of Symons Corporation (Symons). Symons was a private company, which owned two divisions. The first division, Symons, a leading manufacturer of prefabricated concrete forms, is based in the Chicago area, and is being operated as a stand alone business unit. The second division, Richmond Screw Anchor, is in the concrete accessories business and is being blended with the Company's existing concrete accessories division.

         The acquisition has been accounted for as a purchase, and the results of Symons have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price consisted of cash paid of approximately $32,100, a note payable to one of the selling shareholders of $5,000 and assumed long-term debt of approximately $47,700. The purchase agreement between the Company and the former shareholders of Symons ("the Former Shareholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Shareholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Shareholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Shareholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase Agreement. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The company intends to vigorously pursue its rights under the Purchase Agreement.

         The unaudited pro forma income statement as though Symons had been acquired on January 1, 1997 is as follows:

                                               Three fiscal months            Six fiscal months
                                               ended June 27, 1997           ended June 27, 1997
                                              -----------------------       ----------------------
          Net sales                                     $68,658                   $116,213
          Gross profit                                   24,592                  3  40,702
          Net income                                      3,406                  2   2,132
          Basic net income per share                       0.60                       0.37
          Diluted net income per share                     0.58                       0.37

         The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Symons acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

     (b) CONCRETE ACCESSORIES, INC.--In May 1998, the Company purchased all of the stock of Concrete Accessories, Inc. (CAI) for 218,158 Class A Common Shares, plus the assumption of $2,245 of long-term debt. The share exchange agreement between the Company and the former shareholders of CAI provides for an adjustment to the purchase price under certain circumstances. CAI is being operated as a part of the Company's forming products division.

         The acquisition has been accounted for as a purchase, and the results of CAI have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Certain appraisals and evaluations are preliminary and may change.

     (c) IRONCO MANUFACTURING CO, INC.--In February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. for $1,493, payable in $1,147 of cash and 26,254 Class A Common Shares. These operations are a part of the Company's paving products division.

     (d) NORTHWOODS--In May 1998, the Company purchased the assets of the Northwoods branches of Concrete Forming, Inc. for $750 in cash. The Northwoods branches are being operated as a part of the Company's forming products division.

         The acquisition has been accounted for as a purchase, and the results of the Northwoods branches have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired. Certain appraisals and evaluations are preliminary and may change.

     (e) SECURE, INC.--In June 1998, the Company purchased substantially all of the assets of Secure, Inc., a subsidiary of The Lofland Company, for approximately $600 in cash. This business is being operated as a part of the Company's paving products division.

         The acquisition has been accounted for as a purchase, and the results of the business have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Certain appraisals and evaluations are preliminary and may change.

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

     (b) INVENTORIES--Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Following is a summary of the components of inventories as of July 3, 1998 and December 31, 1997:

                                                          July 3,            December 31,
                                                           1998                 1997
                                                     -----------------  ---------------------
          Raw materials                                  $  8,052             $  6,957
          Finished goods and work in progress              26,580               25,916
                                                     -----------------  ---------------------
                                                           34,632               32,873
          LIFO reserve                                          -                   -
                                                     =================  =====================
                                                          $34,632              $32,873
                                                     =================  =====================

     (c) FINANCIAL INSTRUMENTS--The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowing. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense. The fair value of the $50,000 of interest rate swaps in place at July 3, 1998 is a liability of $740.

     (d) NET INCOME PER SHARE--In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This standard was effective for both interim and annual periods ending after December 15, 1997. As a result, the Company's reported earnings per share for the three and six fiscal months ended June 27, 1997 were impacted as follows:

                                                             Per Share Amounts
                                                             -----------------

                                                      Three fiscal        Six fiscal
                                                      months ended       months ended
                                                      June 27, 1997      June 27, 1997
                                                      -------------      -------------

Primary net income per share, as reported                  $0.51            $0.53

Effect of SFAS 128                                          0.01             0.02
                                                           -----            -----

Basic net income per share, as restated                    $0.52            $0.55
                                                           =====            =====


Fully diluted net income per share, as reported            $0.51            $0.53

Effect of SFAS 128                                             -                -
                                                           -----            -----

Diluted net income per share, as restated                  $0.51            $0.53
                                                           =====            =====



         A reconciliation of basic net income per share to diluted net income per share is as follows:

                                                                    Net Income           Shares          Per Share
                                                                    ----------           ------          ---------
          For the three fiscal months ended July 3, 1998:
               Basic net income per share                                 $3,731         5,837,779          $0.64
                                                                                                       ==============
               Effect of stock options                                         -           233,157
                                                                  ---------------    --------------
               Diluted net income per share                               $3,731         6,070,936          $0.61
                                                                  ===============    ==============    ==============
          For the six fiscal months ended July 3, 1998:
               Basic net income per share                                 $2,722         5,782,528          $0.47
                                                                                                       ==============
               Effect of stock options                                         -           228,561
                                                                  ---------------    --------------
               Diluted net income per share                               $2,722         6,011,089          $0.45
                                                                  ===============    ==============    ==============
          For the three fiscal months ended June 27, 1997:
               Basic net income per share                                 $2,951         5,696,432          $0.52
                                                                                                       ==============
               Effect of stock options                                         -           142,214
                                                                  ---------------    --------------
               Diluted net income per share                               $2,951         5,838,646          $0.51
                                                                  ===============    ==============    ==============
          For the six fiscal months ended June 27, 1997:
               Basic net income per share                                 $3,111         5,696,432          $0.55
                                                                                                       ==============
               Effect of stock options                                         -           133,034
                                                                  ---------------    --------------
               Diluted net income per share                               $3,111         5,829,466          $0.53
                                                                  ===============    ==============    ==============

     (e) RECLASSIFICATIONS--Certain reclassifications have been made to the 1997 amounts to conform to their 1998 classifications.

 (4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of July 3, 1998 and December 31, 1997:

                                                                          July 3,      December 31,
                                                                           1998           1997
                                                                        -----------    -----------

Revolving lines of credit, weighted average interest rate
    of 7.3%                                                              $ 25,250        $ 15,000
Term Loan, weighted average interest rate of 8.4%                         100,000         100,000
Note payable to one of the Former Shareholders, 10.5%                       5,000           5,000
City of Parsons, Kansas Economic Development Loan, 7%                         221             236
                                                                         --------        --------
Total long-term debt                                                      130,471         120,236
Less current portion                                                           32              32
Long-term portion                                                        $130,439        $120,204
                                                                         ========        ========


At July 3, 1998, $40,000 of the $40,000 Revolving Credit Facility was available, of which $25,250 of borrowings was outstanding. Average borrowings under the Revolving Credit Facility and its predecessors were $19,825 and $28,042 during the first six months of 1998 and 1997, respectively, at an approximate weighted average interest rate of 7.8% and 7.3%, respectively. The maximum borrowings outstanding during the first six months of 1998 and 1997, respectively, were $26,620 and $32,403, respectively.

The Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and limit the payment of dividends on Common Shares. The Company was in compliance with its loan covenants as of July 3, 1998.

5) STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per share for the three and six fiscal months ended July 3, 1998 and June 27, 1997 would have been reduced to the following pro forma amounts:

                                                                  For the three fiscal        For the six fiscal
                                                                     months ended                months ended
                                                              --------------------------  ---------------------------
                                                                July 3,        June 27,     July 3,         June 27,
                                                                 1998            1997        1998             1997
                                                              -----------    -----------  -----------    ------------
Net income                             As Reported               $3,731         $2,951      $2,722          $3,111
                                       Pro Forma                  3,631          2,920       2,588           3,069

Basic net income per share             As Reported                 0.64           0.52        0.47            0.55
                                       Pro Forma                   0.62           0.52        0.45            0.54

Diluted net income per share           As Reported                 0.61           0.51        0.45            0.53
                                       Pro Forma                   0.60           0.50        0.43            0.53

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the six fiscal months ended July 3, 1998 is presented in the table below:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                    Number of         Price Per
                                                     Shares             Share
                                                  --------------    ---------------
Outstanding at December 31, 1997                        276,250             $ 3.57
Exercised                                                (2,050)              2.46
Granted                                                  83,833              17.11
                                                  --------------    ---------------
Outstanding at July 3, 1998                             357,533             $ 6.75
                                                  ==============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Dayton Superior Corporation (the "Company") achieved record second quarter 1998 net sales of $76.8 million, which were 93% higher than net sales in the second quarter of 1997 of $39.8 million. The Company's quarter and year-to-date net sales by major product category during the last two years were:

DOLLARS IN MILLIONS                                   THREE FISCAL MONTHS ENDED           SIX FISCAL MONTHS ENDED
                                                   --------------------------------    -------------------------------
                                                      JULY 3,          JUNE 27,           JULY 3,         JUNE 27,
                                                       1998              1997              1998             1997
                                                   -------------    ---------------    ------------    ---------------
Concrete Accessories                                    $35.1            $23.3              $64.1            $40.6
Forming Products                                         28.0              -                 49.3              -
Paving Products                                          10.2              9.2               16.2             12.8
Masonry Products                                          5.9              7.3               11.0             12.4
Intercompany Eliminations                                (2.4)             -                 (4.6)             -
                                                   =============    ===============    ============    ===============
Net Sales                                               $76.8            $39.8             $136.0            $65.8
                                                   =============    ===============    ============    ===============

------------------------------

The acquisition of Symons Corporation ("Symons"), a leading manufacturer of prefabricated concrete forms, on September 29, 1997 contributed more than 80% of the net sales growth in 1998 over 1997 for both the three and six fiscal months ended July 3, 1998.

Income before income taxes was $6.7 million in the second quarter of 1998 compared to $5.2 million in the second quarter of 1997 due to the contribution of Symons as well as growth of the Company's existing business, net of the increased interest expense from the acquisition of Symons.

Net income for the second quarter of 1998 was $3.7 million, or $0.64 per basic share and $0.61 per diluted share, compared to $3.0 million, or $0.52 per basic share and $0.51 per diluted share, in the second quarter of 1997. Net income for the first half of 1998 was $2.7 million, or $0.47 per basic share and $0.45 per diluted share, compared to $3.1 million, or $0.55 per basic share and $0.53 per diluted share, in the first half of 1997. The dilutive impact of Symons on a year-to-date basis is primarily due to the seasonality of Symons. Symons is expected to be accretive on a full year basis.

IMPLEMENTATION OF BUSINESS STRATEGY

On September 29, 1997, the Company purchased the stock of Symons. Symons was a private company, which operated two divisions. The first division, Symons, is a leading manufacturer of prefabricated concrete forms. The second division, Richmond Screw Anchor, is in the concrete accessories business. The addition of these two businesses provides the Company with both a complementary fourth business platform and expansion in the concrete accessories market. The Symons division is being operated as a stand alone business unit while the Richmond Screw Anchor business has been blended with the Company's existing concrete accessories division.

The Company paid $34.0 million (plus acquisition costs of $3.1 million) for the Common Stock of Symons, of which $32.1 million was paid in cash and $5.0 million was paid by delivery of a seven year unsecured note. The purchase agreement between the Company and the former stockholders of Symons ("the Former Stockholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Stockholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase Agreement. On June 12, 1998, the Former Stockholders filed a lawsuit in Delaware Chancery Court seeking a determination with respect to a limited number of issues involved in the dispute, which the Company believes can be resolved only through arbitration. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to vigorously pursue its rights under the Purchase Agreement.

In June 1998, the Company purchased substantially all of the assets of Secure, Inc., a subsidiary of The Lofland Company, for $0.6 million in cash. This business is being operated as a part of the Company's paving products division.

In May 1998, the Company purchased the stock of Concrete Accessories, Inc. ("CAI") for 218,158 Class A Common Shares, plus the assumption of $2.2 million of long-term debt. The share exchange agreement between the Company and the former shareholders of CAI provides for an adjustment to the purchase price under certain circumstances. CAI is being operated as a part of the Company's forming products division.

In May 1998, the Company purchased the assets of the two Northwoods branches of Concrete Forming, Inc. for $0.8 million in cash. The Northwoods branches are being operated as a part of the Company's forming products division.

In February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. (collectively, "Ironco") for $1.5 million, of which $1.1 million was paid in cash and the remainder was paid by delivery of 26,254 Class A Common Shares. These operations are a part of the Company's paving products division.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                         THREE FISCAL MONTHS ENDED         SIX FISCAL MONTHS ENDED
                                                        -----------------------------    -----------------------------
                                                          JULY 3,         JUNE 27,         JULY 3,         JUNE 27,
                                                           1998             1997            1998             1997
                                                        ------------     ------------    ------------     ------------
Net sales                                                    100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                            62.9             67.5            64.2             68.6
                                                        ------------     ------------    ------------     ------------
Gross profit                                                  37.1             32.5            35.8             31.4
Selling, general and administrative expenses                  24.0             16.3            27.1             19.4
Amortization of goodwill and intangibles                       0.7              1.2             0.8              1.4
                                                        ------------     ------------    ------------     ------------
Operating income                                              12.4             15.0             7.9             10.6
Interest expense, net                                          3.7              2.0             4.3              2.3
                                                        ------------     ------------    ------------     ------------
Income before income taxes                                     8.7             13.0             3.6              8.3
Provision for income taxes                                     3.8              5.6             1.6              3.6
                                                        ============     ============    ============     ============
Net income                                                     4.9%             7.4%            2.0%             4.7%
                                                        ============     ============    ============     ============

------------------------------

COMPARISON OF THREE FISCAL MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997

NET SALES

Net sales increased $37.0 million, or 93%, to $76.8 million in the second quarter of 1998 from $39.8 million in the second quarter of 1997. Net sales of concrete accessories increased by 51% to $35.1 million in the second quarter of 1998 from $23.3 million in the second quarter of 1997, due primarily to the addition of the Richmond Screw Anchor division of Symons. Forming product net sales were $28.0 million for the second quarter of 1998 due to the acquisition of Symons. Net sales of paving products increased $1.0 million, or 11%, from the second quarter of 1997 to the second quarter of 1998 due to market share gain. Net sales of masonry products decreased $1.4 million, or 19%, due to a high level of competition in the hot dipped and mill galvanized masonry wall reinforcement product markets and a shift to higher margin engineered products.

GROSS PROFIT

Gross profit for the second quarter of 1998 was $28.4 million, more than double the $12.9 million from the second quarter of 1997, due primarily to the Symons acquisition. As a percent of net sales, gross margin was 37.1% in the second quarter of this year, up from 32.5% last year. The gross margin increased primarily as a result of the acquisition of Symons, as forming products have higher gross margins than other product lines.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $12.0 million to $18.9 million in the second quarter of 1998, from $6.9 million in the second quarter of 1998. The acquisition of Symons resulted in approximately 80% of the increase. SG&A expenses were up as a percent of net sales from 17.5% in the second quarter of 1997 to 24.7% in the second quarter of 1998, due to forming products having a higher percentage of SG&A expenses to net sales. This reflects the additional distribution and service costs associated with the management of the Symons' rental equipment fleet.

INTEREST EXPENSE

Interest expense increased to $2.8 million in the second quarter of 1998 from $0.8 million in the second quarter of 1997 due to the increased long-term debt resulting from the acquisition of Symons.

NET INCOME

Income before income taxes was $6.7 million in the second quarter of 1998 compared to $5.2 million in the second quarter of 1997, primarily due to the contribution of Symons, net of the increased interest expense. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes. Net income for the second quarter of 1998 was $3.7 million, or $0.64 per basic share and $0.61 per diluted share, compared to $3.0 million, or $0.52 per basic share and $0.51 per diluted share, in the second quarter of 1997.


COMPARISON OF SIX FISCAL MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997

NET SALES

Net sales increased $70.2 million to $136.0 million in the first half of 1998, more than double the $65.8 million in the first half of 1997. Net sales of concrete accessories increased by 58% to $64.1 million in the first half of 1998 from $40.6 million in the first half of 1997, due primarily to the addition of the Richmond Screw Anchor division of Symons. Forming product net sales were $49.3 million for the first half of 1998 due to the acquisition of Symons. Net sales of paving products increased $3.4 million, or 27%, from the first half of 1997 to the first half of 1998, due to market share gain, a program to increase winter sales and a full six month of sales from Ironco, acquired in February 1997. Net sales of masonry products decreased 11%, or $1.4 million, due to a high level of competition in the hot dipped and mill galvanized masonry wall reinforcement product markets and a shift to higher margin engineered products.

GROSS PROFIT

Gross profit for the first half of 1998 was $48.7 million, more than double the $20.6 million from the first half of 1997, due primarily to the Symons acquisition. As a percent of net sales, gross margin was 35.8% in the first half of 1998, up from 31.4% in 1997.

The gross margin increased primarily as a result of the acquisition of Symons, as forming products have higher gross margins than other product lines.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $24.3 million to $37.9 million in the first half of 1998, from $13.6 million in the first half of 1997. The acquisition of Symons resulted in approximately 80% of the increase. SG&A expenses were up as a percent of net sales from 27.9% in the first half of 1998, from 20.8% in the first half of 1997, due to the forming products division having a higher percentage of SG&A expenses to net sales. This reflects the additional distribution and service costs associated with the management of the Symons' rental equipment fleet.

INTEREST EXPENSE

Interest expense increased to $5.8 million in the first half of 1998 from $1.5 million in the first half of 1997 due to the increased long-term debt resulting from the acquisition of Symons.

NET INCOME

Income before income taxes was $4.9 million in the first half 1998 compared to $5.5 million in the first half of 1997, primarily due to the increased interest expense from the acquisition of Symons, net of the contribution to operating income from Symons and from growth of the existing business. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes. Net income for the first half of 1998 was $2.7 million, or $0.47 per basic share and $0.45 per diluted share, compared to $3.1 million, or $0.55 per basic share and $0.53 per diluted share, in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first half of 1998 was $0.9 million as compared to $3.9 million in the first half of 1997 due to improved working capital management. Net income before non-cash charges of depreciation, amortization, deferred taxes, and gain on sales of rental equipment and property, plant and equipment provided $5.9 million of operating cash flow in the first half of 1998 as compared to $5.8 million in the first half of 1997. Working capital growth used $6.8 million of operating cash flow as compared to $9.7 million in the first half of 1997. Significant working capital uses in 1998 included seasonal increases in accounts receivable and inventory of $11.5 million and $1.0 million, respectively. Accounts payable growth provided $6.7 million in the first half of 1998 due to normal seasonal expansion. The Company invested $5.6 million in property, plant and equipment and rental equipment additions, net of proceeds on sales, during the first half of 1998. Significant investments were made in growth of the forming rental fleet and in equipment for the concrete accessories and paving products divisions to further improve efficiencies. The three acquisitions in the second quarter of 1998 used $1.3 million in cash in addition to the assumption of $2.2 million of debt. Additional draws on the line of credit of $8.0 million funded the seasonal increases in working capital, the investments in property, plant and equipment and rental equipment, and the acquisitions.

At July 3, 1998, working capital was $53.4 million, compared to $44.8 million at December 31, 1997. The growth in working capital is primarily attributable to seasonal growth for the summer construction season.

At July 3, 1998, all of the $40.0 million Revolving Credit Facility was available, of which $25.3 million of borrowings was outstanding. The Term Loan had an outstanding balance at July 3, 1998 of $100.0 million. At July 3, 1998, the Company had $130.5 million of long-term debt outstanding, of which $32 thousand was current. The Company's debt to total capitalization ratio decreased to 66.0% as of July 3, 1998 from 66.5% as of December 31, 1997.

The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in absence of additional acquisitions.

The Company intends to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent the Company uses cash for all or part of any such acquisitions, it expects to raise such cash primarily from cash generated from operations, borrowings under the Revolving Credit Facility or, if feasible and attractive, issuances of long-term debt or additional Class A Common Shares.

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

PART II. - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) On May 22, 1998, the Company issued 218,158 of its Class A Common Shares, without par value ("Shares"), to the former shareholders of CAI, a privately-held corporation, in exchange for all of the outstanding shares of CAI, subject to a possible subsequent adjustment to the number of Shares issued based upon a closing audit of CAI. The Shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The former shareholders of CAI have certain registration rights with respect to such Shares.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on May 7, 1998. The only matter voted on at such Annual Meeting of Shareholders was the election of directors. The following is the number of votes cast for or withheld from each nominee for election as a director:

                  Nominee                      For                      Withheld
                  -------                      ---                      --------

                  William F. Andrews        12,411,182                    4,865

                  John A. Ciccarelli        12,411,197                    4,850

                  Timothy C. Collins        12,411,197                    4,850

                  Matthew O. Diggs, Jr.     12,411,197                    4,850

                  Matthew M. Guerreiro      12,411,197                    4,850

                  Robert B. Holmes          12,411,197                    4,850


Item 5.  Other Information

         A shareholder proposal intended for consideration at the Company's 1999 Annual Meeting of Shareholders which is submitted outside of the processes of the Securities and Exchange Commission's Rule 14a-8 will be considered to be untimely if submitted after February 22, 1999.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See Exhibit Index following signature page.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DAYTON SUPERIOR CORPORATION
                                            ---------------------------



         DATE:  August 13,   1998           BY:   /s/ Alan F. McIlroy
                --------------------              ------------------------------
                                                     Alan F. McIlroy
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------




(4)      Instruments defining the Rights of Security Holders, Including
         Indentures

4.1      Third Amendment to Credit Agreement



(10)     Material Contracts

         10.1     Amended Nonemployee Director Compensation Program *



(27)     Financial Data Schedule

         27.1     Financial Data Schedule



-------------------


*Compensatory plan, contract, or arrangement in which one or more directors or named executive officers participates.