Form 10-Q
period 1998-10-02
DAYTON SUPERIOR CORP
filed 1998-11-16
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
           OCTOBER 2, 1998                                  1-11781



                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 OHIO                                 31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                     Identification No.)

           7777 Washington Village Dr., Suite 130
           DAYTON, OHIO                                       45459
           -------------------------                       ----------
           (Address of principal                           (Zip Code)
             executive offices)

Registrant's telephone number, including area code:   937-428-6360
                                                      ------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             YES     X       NO
                                                  -------        --------

5,953,703 Common Shares were outstanding as of November 9, 1998

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 2, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            October 2,        December 31,
                                                                              1998                1997
                                                                            ---------          ---------

                                     ASSETS
CURRENT ASSETS:
      Cash                                                                  $      18          $       -
      Accounts receivable, net of allowance for
         doubtful accounts of $1,703 and $5,015                                54,695             35,054
      Inventories (Note 3)                                                     35,868             32,873
      Prepaid expenses and other current assets                                 2,770              3,047
      Prepaid income taxes                                                          -              2,087
      Future tax benefits                                                       2,873              3,657
                                                                            ---------          ---------
         Total current assets                                                  96,224             76,718
                                                                            ---------          ---------

RENTAL EQUIPMENT, NET                                                          50,611             38,327
                                                                            ---------          ---------

PROPERTY, PLANT & EQUIPMENT                                                    61,858             58,063
      Less accumulated depreciation                                           (20,987)           (16,711)
                                                                            ---------          ---------
         Net property, plant & equipment                                       40,871             41,352
                                                                            ---------          ---------

GOODWILL AND INTANGIBLE ASSETS,
      net of accumulated amortization                                          69,239             68,590
OTHER ASSETS                                                                    1,104              1,943
                                                                            ---------          ---------
                         Total assets                                       $ 258,049          $ 226,930
                                                                            =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt (Note 4)                            $      32          $      32
      Accounts payable                                                         23,080             15,753
      Income taxes payable                                                      3,414                  -
      Accrued compensation and benefits                                        10,175              7,480
      Accrued liabilities                                                       7,377              7,128
      Accrued interest                                                          1,113                960
                                                                            ---------          ---------
         Total current liabilities                                             45,191             31,353

LONG-TERM DEBT (Note 4)                                                       125,511            120,204
DEFERRED INCOME TAXES                                                           7,139              8,079
OTHER LONG-TERM LIABILITIES                                                     8,511              6,765
                                                                            ---------          ---------
         Total liabilities                                                    186,352            166,401
                                                                            ---------          ---------


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Class A Common Shares                                                    41,907             33,386
      Class B Common Shares                                                     5,360              9,749
      Cumulative foreign currency translation adjustment                         (268)              (191)
      Retained earnings                                                        26,533             17,585
                                                                            ---------          ---------
         Total shareholders' equity                                            73,532             60,529
                                                                            ---------          ---------
                         Total liabilities and shareholders' equity         $ 259,884          $ 226,930
                                                                            =========          =========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE AND NINE FISCAL MONTHS ENDED OCTOBER 2, 1998 AND
                               SEPTEMBER 26, 1997
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)



                                                             Three Fiscal Months Ended           Nine Fiscal Months Ended
                                                             -------------------------           ------------------------
                                                            October 2,       September 26,     October 2,      September 26,
                                                               1998             1997             1998              1997
                                                           -----------       -----------      -----------       -----------

NET SALES                                                  $    82,809       $    42,592      $   218,790       $   108,411

COST OF SALES                                                   48,635            28,211          135,921            73,389
                                                           -----------       -----------      -----------       -----------

      Gross profit                                              34,174            14,381           82,869            35,022

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    19,567             7,113           56,468            19,861

AMORTIZATION OF GOODWILL AND INTANGIBLES                           497               467            1,529             1,392
                                                           -----------       -----------      -----------       -----------

      Operating income                                          14,110             6,801           24,872            13,769

OTHER EXPENSES:

      Interest expense, net                                      2,967               823            8,781             2,306

      Other, net                                                  (177)                9             (178)               20
                                                           -----------       -----------      -----------       -----------

      Income before provision for income taxes                  11,320             5,969           16,269            11,443

PROVISION FOR INCOME TAXES                                       5,094             2,576            7,321             4,939
                                                           -----------       -----------      -----------       -----------

NET INCOME                                                 $     6,226       $     3,393      $     8,948       $     6,504
                                                           ===========       ===========      ===========       ===========

Basic net income per share                                 $      1.05       $      0.59      $      1.53       $      1.14
                                                           ===========       ===========      ===========       ===========

Basic weighted average common shares outstanding             5,953,803         5,714,188        5,839,008         5,695,964
                                                           ===========       ===========      ===========       ===========

Diluted net income per share                               $      1.01       $      0.57      $      1.47       $      1.10
                                                           ===========       ===========      ===========       ===========

Diluted weighted average common and common equivalent
      shares outstanding                                     6,193,038         5,949,092        6,073,046         5,930,576
                                                           ===========       ===========      ===========       ===========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE FISCAL MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    October 2,   September 26,
                                                                                      1998           1997


CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                 $  8,948       $  6,504
         Adjustments to reconcile net income to net cash provided by operating activities:
                         Depreciation                                                  7,888          3,076
                         Amortization of goodwill and intangibles                      1,529          1,392
                         Deferred income taxes                                        (1,263)          (342)
                         Amortization of deferred financing costs                        593            130
                         Gain on sales of rental equipment and property,
                            plant and equipment                                       (5,690)            (5)
         Change in assets and liabilities, net of the effects of acquisitions:
                 Accounts receivable                                                 (15,818)       (11,433)
                 Inventories                                                          (1,911)        (2,288)
                 Prepaid income taxes and income taxes payable                         3,666          2,808
                 Accounts payable                                                      6,734          3,908
                 Accrued liabilities and other long-term liabilities                   3,285            (40)
                 Accrued interest                                                        153            131
                 Other, net                                                              375           (905)
                                                                                    --------       --------
                         Net cash provided by operating activities                     8,489          2,936
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property, plant and equipment additions                                      (3,894)        (1,847)
         Proceeds from sale of property, plant and equipment                             759             10
         Rental equipment additions, net                                              (6,537)        (1,271)
         Acquisitions, net of cash acquired (Note 2)                                  (1,602)        (2,081)
         Other investing activities                                                        -            (13)
                                                                                    --------       --------
                         Net cash used in investing activities                       (11,274)        (5,202)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of long-term debt                                                    2,748          3,588
         Issuance of common stock                                                        132            237
                                                                                    --------       --------
                         Net cash provided by financing activities                     2,880          3,825
                                                                                    --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (77)           (12)
                                                                                    --------       --------

                         Net increase in cash                                             18          1,547

CASH, beginning of period                                                                  -            203
                                                                                    --------       --------
CASH, end of period                                                                 $     18       $  1,750
                                                                                    ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Cash paid for income taxes                                                 $  4,053       $  2,443
         Cash paid for interest                                                        8,035          2,072
         Issuance of common stock in conjunction with acquisition (Note 2)             4,000            451

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE FISCAL MONTHS ENDED OCTOBER 2, 1998 AND
                               SEPTEMBER 26, 1997
                             (Amounts in thousands)
                                   (Unaudited)



                                                  Three Fiscal Months Ended   Nine Fiscal Months Ended
                                                  -------------------------   ------------------------
                                                 October 2,   September 26,   October 2,   September 26,
                                                    1998          1997           1998          1997
                                                 ----------   -------------   ----------   -------------


NET INCOME                                         $ 6,226       $ 3,393       $ 8,948       $ 6,504

OTHER COMPREHENSIVE INCOME:

      Foreign currency translation adjustment          (51)           (7)          (77)          (12)
                                                   -------       -------       -------       -------

COMPREHENSIVE INCOME                               $ 6,175       $ 3,386       $ 8,871       $ 6,492
                                                   =======       =======       =======       =======




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 2, 1998 AND SEPTEMBER 26, 1997
                                   (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

(2) ACQUISITIONS

     (a) SYMONS CORPORATION--On September 29, 1997, the Company purchased the stock of Symons Corporation (Symons). Symons was a private company, which owned two businesses. The first business, Symons, a leading manufacturer of prefabricated concrete forms, is based in the Chicago area, and is being operated by the Company as a stand alone unit. The second business, Richmond Screw Anchor, manufactures and sells concrete accessories and has been combined with the Company's existing concrete accessories division.

         The acquisition has been accounted for as a purchase, and the results of Symons have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price consisted of cash paid of approximately $32,300, a note payable to one of the selling shareholders of $5,000 and assumed long-term debt of approximately $47,700. The purchase agreement between the Company and the former shareholders of Symons ("the Former Shareholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Shareholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Shareholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Shareholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase Agreement. On June 12, 1998, the Former

         Stockholders filed a lawsuit in Delaware Chancery Court seeking a determination with respect to a limited number of issues involved in the dispute, which the Company believes can be resolved only through arbitration. On October 28, 1998, the Court granted the Company's motion to dismiss with respect to certain of these issues (as to which the Company intends to proceed with arbitration) and retained jurisdiction with respect to the remainder of the issues. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The company intends to vigorously pursue its rights under the Purchase Agreement.

         The unaudited pro forma income statement as though Symons had been acquired on January 1, 1997 is as follows:

                                                                 Three fiscal months           Nine fiscal months
                                                                 ended Sept. 26, 1997         ended Sept. 26, 1997
                                                                -----------------------       ----------------------
          Net sales                                                       $77,112                  $  $193,325
          Gross profit                                                     28,603                       69,305
          Net income                                                        4,285                        6,417
          Basic net income per share                                         0.75                         1.13
          Diluted net income per share                                       0.72                         1.08

         The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Symons acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

     (b) CONCRETE ACCESSORIES, INC.--In May 1998, the Company purchased all of the stock of Concrete Accessories, Inc. (CAI) for 218,158 Class A Common Shares valued at $4,000, plus the assumption of $2,245 of long-term debt. In accordance with the share exchange agreement between the Company and the former shareholders of CAI, the purchase price has been increased by $259 and will be paid with a combination of cash and Class A Common Shares. CAI is being operated as a part of the Company's concrete forming systems division.

         The acquisition has been accounted for as a purchase, and the results of CAI have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed.
         Certain appraisals and evaluations are preliminary and may change.

     (c) IRONCO MANUFACTURING CO., INC.--In February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. for $1,493, payable in $1,147 of cash and

         26,254 Class A Common Shares. These operations are a part of the Company's paving products division.


     (d) NORTHWOODS--In May 1998, the Company purchased the assets of the Northwoods branches of Concrete Forming, Inc. for $750 in cash. The Northwoods branches are being operated as a part of the Company's concrete forming systems division.

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

     (b) INVENTORIES--Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Following is a summary of the components of inventories as of October 2, 1998 and December 31, 1997:

                                                                               October 2,          December 31,
                                                                                  1998                 1997
                                                                            -----------------    ------------------
          Raw materials                                                           $7,594              $6,957
          Finished goods and work in progress                                     28,282              25,916
                                                                            -----------------    ------------------
                                                                                  35,876              32,873
          LIFO reserve                                                              -                    -
                                                                            -----------------    ------------------
                                                                                 $35,876             $32,873
                                                                            =================    ==================


     (c) FINANCIAL INSTRUMENTS--The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowing. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense. The fair value of the interest rate swaps in place at October 2, 1998 is a liability of $1,762.

     (d) NET INCOME PER SHARE--In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This standard was effective for both interim and annual periods ending after December 15, 1997. As a result, the Company's reported earnings per share for the three and nine fiscal months ended September 26, 1997 were impacted as follows:


                                                                 Per Share Amounts
                                                                 -----------------

                                                     Three fiscal months   Nine fiscal months
                                                           ended                 ended
                                                       Sept. 26, 1997        Sept. 26, 1997
                                                       --------------        --------------

Primary net income per share, as reported                  $0.57                $1.09

Effect of SFAS 128                                          0.02                 0.05
                                                       --------------        --------------

Basic net income per share, as restated                    $0.59                $1.14
                                                       --------------        --------------

Fully diluted net income per share, as reported            $0.57                $1.09

Effect of SFAS 128                                             -                 0.01
                                                       --------------        --------------

Diluted net income per share, as restated                  $0.57                $1.10
                                                       ==============        ==============

         A reconciliation of basic net income per share to diluted net income per share is as follows:

                                                                    Net Income           Shares          Per Share
                                                                    ----------           ------          ---------
          For the three fiscal months ended Oct. 2, 1998:
               Basic net income per share                                 $6,226         5,953,803          $1.05
                                                                                                       ==============
               Effect of stock options                                       -             239,235
                                                                  ---------------    --------------
               Diluted net income per share                               $6,226         6,193,038          $1.01
                                                                  ===============    ==============    ==============
          For the nine fiscal months ended Oct. 2, 1998:
               Basic net income per share                                 $8,948         5,839,008          $1.53
                                                                                                       ==============
               Effect of stock options                                       -             234,038
                                                                  ---------------    --------------
               Diluted net income per share                               $8,948         6,073,046          $1.47
                                                                  ===============    ==============    ==============
          For the three fiscal months ended Sept. 26, 1997:
               Basic net income per share                                 $3,393         5,714,188          $0.59
                                                                                                       ==============
               Effect of stock options                                       -             234,904
                                                                  ---------------    --------------
               Diluted net income per share                               $3,393         5,949,092          $0.57
                                                                  ===============    ==============    ==============
          For the nine fiscal months ended Sept. 26, 1997:
               Basic net income per share                                 $6,504         5,695,964          $1.14
                                                                                                       ==============
               Effect of stock options                                       -             234,612
                                                                  ---------------    --------------
               Diluted net income per share                               $6,504         5,930,576          $1.10
                                                                  ===============    ==============    ==============

     (e) RECLASSIFICATIONS--Certain reclassifications have been made to the 1997 amounts to conform to their 1998 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of October 2, 1998 and December 31, 1997:

                                                                                     October 2,          December 31,
                                                                                       1998                   1997
                                                                                     ---------             ---------

Revolving lines of credit, weighted average interest rate
   of 7.4%                                                                           $  20,330             $  15,000
Term Loan, weighted average interest rate of 8.4%                                      100,000               100,000
Note payable to one of the Former Shareholders, 10.5%                                    5,000                 5,000
City of Parsons, Kansas Economic Development Loan, 7%
                                                                                     ---------             ---------
                                                                                           213                   236
Total long-term debt                                                                   125,543               120,236
Less current portion                                                                        32                    32
                                                                                     ---------             ---------
Long-term portion                                                                     $125,511              $120,204
                                                                                      ========              ========

At October 2, 1998, $40,000 of the $40,000 Revolving Credit Facility was available, of which $20,330 of borrowings was outstanding. Average borrowings under the Revolving Credit Facility and its predecessors were $20,712 and $28,222 during the first nine months of 1998 and 1997, respectively, at an approximate weighted average interest rate of 7.7% and 7.4%, respectively. The maximum borrowings outstanding during the first nine months of 1998 and 1997, respectively, were $26,620 and $32,403, respectively.

The Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and limit the payment of dividends on Common Shares. The Company was in compliance with its loan covenants as of October 2, 1998.

(5) STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per share for the three and nine fiscal months ended October 2, 1998 and September 26, 1997 would have been reduced to the following pro forma amounts:

                                                                For the three fiscal             For the nine fiscal
                                                                    months ended                    months ended
                                                            ----------------------------    ----------------------------
                                                               Oct. 2,        Sept. 26,       Oct. 2,         Sept. 26,
                                                                1998            1997           1998             1997
                                                            -------------    -----------    -----------     ------------
Net income                           As Reported                $6,226         $3,393         $8,948           $6,504
                                     Pro Forma                   6,170          3,344          8,758            6,412

Basic net income per share           As Reported                  1.05           0.59           1.53             1.14
                                     Pro Forma                    1.04           0.59           1.50             1.13

Diluted net income per share         As Reported                  1.01           0.57           1.47             1.10
                                     Pro Forma                    1.00           0.56           1.45             1.08


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the nine fiscal months ended October 2, 1998 is presented in the table below:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                      Number of         Price Per
                                                       Shares             Share
                                                   --------------    ---------------
Outstanding at December 31, 1997                         276,250             $ 3.57
Exercised                                                 (2,050)              2.46
Granted                                                   83,833              17.11
                                                   ==============    ===============
Outstanding at October 2, 1998                           358,033             $ 6.75
                                                   ==============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dayton Superior Corporation (the "Company") achieved record third quarter 1998 net sales of $82.8 million, which were 94.4% higher than net sales in the third quarter of 1997 of $42.6 million. The Company's quarter and year-to-date net sales by major product category during the last two years were:

DOLLARS IN MILLIONS                                   THREE FISCAL MONTHS ENDED           NINE FISCAL MONTHS ENDED
                                                   --------------------------------    -------------------------------
                                                       OCT. 2,         SEPT. 26,          OCT. 2,          SEPT. 26,
                                                        1998             1997              1998              1997
                                                   -------------    ---------------    ------------    ---------------
Concrete Accessories                                    $38.1            $24.9             $102.2            $65.5
Concrete Forming Systems                                 29.5              -                 78.8              -
Paving Products                                          10.0             10.8               26.2             23.6
Masonry Products                                          7.2              6.9               18.2             19.3
Intercompany Eliminations                                (2.0)             -                 (6.6)             -
                                                   =============    ===============    ============    ===============
Net Sales                                               $82.8            $42.6             $218.8           $108.4
                                                   =============    ===============    ============    ===============

------------------------------


The acquisition of Symons Corporation ("Symons") on September 29, 1997 contributed more than 80% of the net sales growth in 1998 over 1997 for both the three and nine fiscal months ended October 2, 1998.

Income before income taxes was $11.3 million in the third quarter of 1998 compared to $6.0 million in the third quarter of 1997 due to the contribution of Symons as well as growth of the Company's existing business, net of the increased interest expense from the acquisition of Symons.

Net income for the third quarter of 1998 was $6.2 million, or $1.05 per basic share and $1.01 per diluted share, compared to $3.4 million, or $0.59 per basic share and $0.57 per diluted share, in the third quarter of 1997. Net income for the first nine months of 1998 was $8.9 million, or $1.53 per basic share and $1.47 per diluted share, compared to $6.5 million, or $1.14 per basic share and $1.10 per diluted share, in the first nine months of 1997.

IMPLEMENTATION OF BUSINESS STRATEGY

On September 29, 1997, the Company purchased the stock of Symons. Symons was a private company, which operated two businesses. The first business, Symons, is a leading manufacturer of prefabricated concrete forms. The second business, Richmond Screw Anchor, manufactures and sells concrete accessories. The addition of these two businesses provides the Company with both a complementary fourth business platform and expansion in the concrete accessories market. The Symons business is being operated on a stand alone basis while the Richmond Screw Anchor business has been blended with the Company's existing concrete accessories division.

The Company paid $34.0 million (plus acquisition costs of $3.3 million) for the Common Stock of Symons, of which $32.3 million was paid in cash and $5.0 million was paid by delivery of a seven year unsecured note. The Company also assumed $47.7 million of long-term debt. The purchase agreement between the Company and the former stockholders of Symons ("the Former Stockholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Stockholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase Agreement. On June 12, 1998, the Former Stockholders filed a lawsuit in Delaware Chancery Court seeking a determination with respect to a limited number of issues involved in the dispute, which the Company believes can be resolved only through arbitration. On October 28, 1998, the Court granted the Company's motion to dismiss with respect to certain of these issues (as to which the Company intends to proceed with arbitration) and retained jurisdiction with respect to the remainder of the issues. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to vigorously pursue its rights under the Purchase Agreement.

In June 1998, the Company purchased substantially all of the assets of Secure, Inc., a subsidiary of The Lofland Company, for $0.6 million in cash. This business is being operated as a part of the Company's paving products business.

In May 1998, the Company purchased the stock of Concrete Accessories, Inc. ("CAI") for 218,158 Class A Common Shares totaling $4.0 million, plus the assumption of $2.2 million of long-term debt. In accordance with the share exchange agreement between the Company and the former shareholders of CAI, the purchase price has been increased by $0.3 million and will be paid with a combination of cash and Class A Common Shares. CAI is being operated as a part of the Company's concrete forming systems business.

In May 1998, the Company purchased the assets of the two Northwoods branches of Concrete Forming, Inc. for $0.8 million in cash. The Northwoods branches are being operated as a part of the Company's concrete forming systems business.

In February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. (collectively, "Ironco") for $1.5 million, of which $1.1 million was paid in cash and the remainder was paid by delivery of 26,254 Class A Common Shares. These operations are a part of the Company's paving products business.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                         THREE FISCAL MONTHS ENDED          NINE FISCAL MONTHS ENDED
                                                        -----------------------------    -----------------------------
                                                           OCT. 2,         SEPT. 26,        OCT. 2,          SEPT 26,
                                                            1998             1997            1998              1997
                                                        ------------     ------------    ------------     ------------
Net sales                                                    100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                            58.7             66.3            62.1             67.7
                                                        ------------     ------------    ------------     ------------
Gross profit                                                  41.3             33.7            37.9             32.3
Selling, general and administrative expenses                  23.6             16.7            25.8             18.3
Amortization of goodwill and intangibles                       0.6              1.1             0.7              1.3
                                                        ------------     ------------    ------------     ------------
Operating income                                              17.1             15.9            11.4             12.7
Interest expense, net                                          3.4              1.9             4.0              2.1
                                                        ------------     ------------    ------------     ------------
Income before income taxes                                    13.7             14.0             7.4             10.6
Provision for income taxes                                     6.2              6.0             3.3              4.6
                                                        ============     ============    ============     ============
Net income                                                     7.5%             8.0%            4.1%             6.0%
                                                        ============     ============    ============     ============

------------------------------


COMPARISON OF THREE FISCAL MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997

NET SALES

Net sales increased $40.2 million, or 94.4%, to $82.8 million in the third quarter of 1998 from $42.6 million in the third quarter of 1997. Net sales of concrete accessories increased by 52.8% to $38.1 million in the third quarter of 1998 from $24.9 million in the third quarter of 1997, due primarily to the addition of the Richmond Screw Anchor division of Symons. Net sales of concrete forming systems were $29.5 million for the third quarter of 1998 due to the acquisition of Symons and, to a lesser extent, the acquisitions of CAI and Northwoods. Net sales of paving products decreased $0.8 million, or 7.1%, from the third quarter of 1997 to the third quarter of 1998 due to the delay in the passage and funding of the Transportation Equity Act of the 21st Century, the federal highway funding legislation. Net sales of masonry products increased $0.3 million, or 4.2%, due to strategic pricing initiatives as well as a shift of resources to engineered products.

GROSS PROFIT

Gross profit for the third quarter of 1998 was $34.2 million, more than double the $14.4 million from the third quarter of 1997, due primarily to the Symons acquisition. As a percent of net sales, gross margin was 41.3% in the third quarter of this year, increasing from 33.7% last year. The gross margin increased primarily as a result of the acquisition of Symons, as concrete forming systems have higher gross margins than other product lines. The gross margin of 41.3% in the third quarter of 1998 also increased from pro forma gross margin of 37.1% in the third quarter of 1997 due to better product mix and raw material costs.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $12.5 million to $20.1 million in the third quarter of 1998, from $7.6 million in the third quarter of 1997. The acquisition of Symons resulted in approximately 80% of the increase. SG&A expenses were up as a percent of net sales from 17.8% in the third quarter of 1997 to 24.2% in the third quarter of 1998, due to concrete forming systems having a higher percentage of SG&A expenses to net sales. This reflects the additional distribution and service costs associated with the management of the rental equipment fleet.

INTEREST EXPENSE

Interest expense increased to $3.0 million in the third quarter of 1998 from $0.8 million in the third quarter of 1997 due to the increased long-term debt resulting from the acquisition of Symons.

NET INCOME

Income before income taxes was $11.3 million in the third quarter of 1998 compared to $6.0 million in the third quarter of 1997, due to the contribution of operating income from Symons and organic growth of existing business, net of the increased interest expense from the acquisition of Symons. The effective tax rate was 45.0% in the third quarter of 1998 compared to 43.2% in the third quarter of 1997. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes. Net income for the third quarter of 1998 was $6.2 million, or $1.05 per basic share and $1.01 per diluted share, compared to $3.4 million, or $0.59 per basic share and $0.57 per diluted share, in the third quarter of 1997.


COMPARISON OF NINE FISCAL MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997

NET SALES

Net sales increased $110.4 million to $218.8 million in the first nine months of 1998, more than double the $108.4 million in the first nine months of 1997. Net sales of concrete accessories increased by 56.0% to $102.2 million in the first nine months of 1998 from $65.5 million in the first nine months of 1997, due primarily to the addition of the Richmond Screw Anchor division of Symons. Net sales of concrete forming systems were $78.9 million for the first nine months of 1998 due to the acquisitions of Symons and, to a lesser extent, the acquisitions of CAI and Northwoods. Net sales of paving products increased $2.6 million, or 11.2%, from the first nine months of 1997 to the first nine months of 1998 due to market share gain and a program to increase winter sales. Net sales of masonry products decreased 5.9%, or $1.1 million, due to a high level of competition in the hot dipped and mill galvanized masonry wall reinforcement product markets somewhat offset by a shift to higher margin, lower volume engineered products.

GROSS PROFIT

Gross profit for the first nine months of 1998 was $82.9 million, more than double the $35.0 million from the first nine months of 1997, due primarily to the Symons acquisition. As a percent of net sales, gross margin was 37.9% in the first nine months of 1998, up from 32.3% in 1997. The gross margin increased primarily as a result of the acquisition of Symons, as concrete forming systems have higher gross margins than other product lines. The 1998 gross margin of 37.9% also increased from the pro forma gross margin of 35.8% for the first nine months of 1997 due to better product mix and raw material costs.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $36.7 million to $58.0 million in the first nine months of 1998, from $21.3 million in the first nine months of 1997. The acquisition of Symons resulted in approximately 80% of the increase. SG&A expenses were up as a percent of net sales from 26.5% in the first nine months of 1998, from 19.6% in the first nine months of 1997, due to concrete forming systems having a higher percentage of SG&A expenses to net sales. This reflects the additional distribution and service costs associated with the management of the rental equipment fleet.

INTEREST EXPENSE

Interest expense increased to $8.8 million in the first nine months of 1998 from $2.3 million in the first nine months of 1997 due to the increased long-term debt resulting from the acquisition of Symons.

NET INCOME

Income before income taxes was $16.3 million in the first nine months of 1998 compared to $11.4 million in the first nine months of 1997, primarily due to the contribution of operating income from Symons and from growth of the existing business, net of the increased interest expense from the acquisition of Symons. The effective tax rate was 45.0% in the first nine months of 1998 compared to 43.2% in the first nine months of 1997. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes. Net income for the first nine months of 1998 was $8.9 million, or $1.53 per basic share and $1.47 per diluted share, compared to $6.5 million, or $1.14 per basic share and $1.10 per diluted share, in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash provided by operating activities in the first nine months of 1998 was $8.4 million as compared to $2.9 million provided in the first nine months of 1997 due to higher net income and improved working capital management. Net income before non-cash charges of depreciation, amortization, deferred taxes, and gain on sales of rental equipment and property, plant and equipment provided $12.0 million of operating cash flow in the first nine months of 1998 as compared to $10.8 million in the first nine months of 1997. Working capital growth used $3.5 million of operating cash flow as compared to $7.8 million in the first nine months of 1997. Significant working capital uses in 1998 included seasonal increases in accounts receivable and inventory of $15.8 million and $1.9 million, respectively. Accounts payable growth provided $6.7 million in the first nine months of 1998 due to normal seasonal expansion. The Company invested $9.7 million in property, plant and equipment and rental equipment additions, net of proceeds on sales, during the first nine months of 1998. Significant investments were made in growth of the concrete forming rental fleet and in marketing equipment for the concrete accessories and paving products divisions to further improve efficiencies. Acquisitions used $1.6 million in cash in addition to the assumption of $2.2 million of debt. Draws on the line of credit of $2.7 million funded the seasonal increases in working capital, the investments in property, plant and equipment and rental equipment, and the acquisitions.

At October 2, 1998, working capital was $52.9 million, compared to $45.4 million at December 31, 1997. The growth in working capital is primarily attributable to growth for the summer construction season.

At October 2, 1998, all of the $40.0 million Revolving Credit Facility was available, of which $20.3 million of borrowings were outstanding. The Term Loan had an outstanding balance at October 2, 1998 of $100.0 million. At October 2, 1998, the Company had $125.5 million of long-term debt outstanding, of which $32 thousand was current. The Company's debt to total capitalization ratio decreased to 63.0% as of October 2, 1998 from 66.5% as of December 31, 1997.

The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

The Company intends to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent the Company uses cash for all or part of any such acquisitions, it expects to raise such cash primarily from operations, borrowings under the Revolving Credit Facility or, if feasible and attractive, issuances of long-term debt or additional Class A Common Shares.

SEASONALITY

The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 75% of cash flow from operations is generated in the fourth quarter.

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



                                         DAYTON SUPERIOR CORPORATION



         DATE:  November 11,   1998              BY:  /s/ Alan F. McIlroy
                ---------------------                ---------------------------
                                                     Alan F. McIlroy
                                                     Chief Financial Officer