Form 10-Q/A
period 1998-10-02
DAYTON SUPERIOR CORP
filed 1998-12-01
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-Q/A

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

        The Dayton Superior Corporation Form 10-Q for the Quarter Ended October 2, 1998 is being amended hereby to correct an inadvertent error in the Consolidated Balance Sheet of Dayton Superior Corporation and Subsidiaries as of October 2, 1998. As a result of the correction of this error, "Inventories" in this balance sheet has been increased to $35,876 (from $35,868) and, accordingly, "Total current assets" has been increased to $96,232 (from $96,224). "Rental equipment, net" has been decreased to $50,603 (from
$50,611). There was no change to "Total assets". Income taxes payable has been reduced to $1,579 (from $3,414), and, accordingly, "Total current liabilities" has been reduced to $43,356 (from $45,191); Total liabilities" has been reduced to $184,517 (from $186,352); and "Total liabilities and shareholders' equity" has been reduced to $258,049 (from $259,884) (all amounts in thousands). No changes to the Consolidated Income Statements, Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income, or Notes to Consolidated Financial Statements, were necessary.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 2, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            October 2,        December 31,
                                                                              1998                1997
                                                                            ---------          ---------

                                     ASSETS
CURRENT ASSETS:
      Cash                                                                  $      18          $       -
      Accounts receivable, net of allowance for
         doubtful accounts of $1,703 and $5,015                                54,695             35,054
      Inventories (Note 3)                                                     35,876             32,873
      Prepaid expenses and other current assets                                 2,770              3,047
      Prepaid income taxes                                                          -              2,087
      Future tax benefits                                                       2,873              3,657
                                                                            ---------          ---------
         Total current assets                                                  96,232             76,718
                                                                            ---------          ---------

RENTAL EQUIPMENT, NET                                                          50,603             38,327
                                                                            ---------          ---------

PROPERTY, PLANT & EQUIPMENT                                                    61,858             58,063
      Less accumulated depreciation                                           (20,987)           (16,711)
                                                                            ---------          ---------
         Net property, plant & equipment                                       40,871             41,352
                                                                            ---------          ---------

GOODWILL AND INTANGIBLE ASSETS,
      net of accumulated amortization                                          69,239             68,590
OTHER ASSETS                                                                    1,104              1,943
                                                                            ---------          ---------
                         Total assets                                       $ 258,049          $ 226,930
                                                                            =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt (Note 4)                            $      32          $      32
      Accounts payable                                                         23,080             15,753
      Income taxes payable                                                      1,579                  -
      Accrued compensation and benefits                                        10,175              7,480
      Accrued liabilities                                                       7,377              7,128
      Accrued interest                                                          1,113                960
                                                                            ---------          ---------
         Total current liabilities                                             43,356             31,353

LONG-TERM DEBT (Note 4)                                                       125,511            120,204
DEFERRED INCOME TAXES                                                           7,139              8,079
OTHER LONG-TERM LIABILITIES                                                     8,511              6,765
                                                                            ---------          ---------
         Total liabilities                                                    184,517            166,401
                                                                            ---------          ---------


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Class A Common Shares                                                    41,907             33,386
      Class B Common Shares                                                     5,360              9,749
      Cumulative foreign currency translation adjustment                         (268)              (191)
      Retained earnings                                                        26,533             17,585
                                                                            ---------          ---------
         Total shareholders' equity                                            73,532             60,529
                                                                            ---------          ---------
                         Total liabilities and shareholders' equity         $ 258,049          $ 226,930
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
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    October 2,   September 26,
                                                                                      1998           1997
                                                                                    ----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                 $  8,948       $  6,504
         Adjustments to reconcile net income to net cash provided by operating activities:
                         Depreciation                                                  7,888          3,076
                         Amortization of goodwill and intangibles                      1,529          1,392
                         Deferred income taxes                                        (1,263)          (342)
                         Amortization of deferred financing costs                        593            130
                         Gain on sales of rental equipment and property,
                            plant and equipment                                       (5,690)            (5)
         Change in assets and liabilities, net of the effects of acquisitions:
                 Accounts receivable                                                 (15,818)       (11,433)
                 Inventories                                                          (1,911)        (2,288)
                 Prepaid income taxes and income taxes payable                         3,666          2,808
                 Accounts payable                                                      6,734          3,908
                 Accrued liabilities and other long-term liabilities                   3,285            (40)
                 Accrued interest                                                        153            131
                 Other, net                                                              375           (905)
                                                                                    --------       --------
                         Net cash provided by operating activities                     8,489          2,936
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Property, plant and equipment additions                                      (3,894)        (1,847)
         Proceeds from sale of property, plant and equipment                             759             10
         Rental equipment additions, net                                              (6,537)        (1,271)
         Acquisitions, net of cash acquired (Note 2)                                  (1,602)        (2,081)
         Other investing activities                                                        -            (13)
                                                                                    --------       --------
                         Net cash used in investing activities                       (11,274)        (5,202)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of long-term debt                                                    2,748          3,588
         Issuance of common stock                                                        132            237
                                                                                    --------       --------
                         Net cash provided by financing activities                     2,880          3,825
                                                                                    --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (77)           (12)
                                                                                    --------       --------

                         Net increase in cash                                             18          1,547

CASH, beginning of period                                                                  -            203
                                                                                    --------       --------
CASH, end of period                                                                 $     18       $  1,750
                                                                                    ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Cash paid for income taxes                                                 $  4,053       $  2,443
         Cash paid for interest                                                        8,035          2,072
         Issuance of common stock in conjunction with acquisition (Note 2)             4,000            451

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

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of October 2, 1998 and December 31, 1997:

                                                                                     October 2,          December 31,
                                                                                       1998                   1997
                                                                                     ---------             ---------

Revolving lines of credit, weighted average interest rate
   of 7.4%                                                                           $  20,330             $  15,000
Term Loan, weighted average interest rate of 8.4%                                      100,000               100,000
Note payable to one of the Former Shareholders, 10.5%                                    5,000                 5,000
City of Parsons, Kansas Economic Development Loan, 7%                                      213                   236
                                                                                     ---------             ---------
Total long-term debt                                                                   125,543               120,236
Less current portion                                                                        32                    32
                                                                                     ---------             ---------
Long-term portion                                                                     $125,511              $120,204
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



         DATE:  December 1, 1998                 BY:  /s/ Alan F. McIlroy
                ---------------------                ---------------------------
                                                     Alan F. McIlroy
                                                     Chief Financial Officer