Form 10-Q/A
period 1998-10-02
DAYTON SUPERIOR CORP
filed 1999-01-06
CIK 854709

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

     The Dayton Superior Corporation Form 10-Q/A for the Quarter Ended October 2, 1998 is being amended hereby to correct an inadvertent Edgar filing error in
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As a result of the correction of this error, the Management's Discussion and Analysis of Financial Condition and Results of Operations now includes the Year 2000 disclosure.

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
                                                   ==============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dayton Superior Corporation (the "Company") achieved record third quarter 1998 net sales of $82.8 million, which were 94.4% higher than net sales in the third quarter of 1997 of $42.6 million. The Company's quarter and year-to-date net sales by major product category during the last two years were:

DOLLARS IN MILLIONS                                   THREE FISCAL MONTHS ENDED           NINE FISCAL MONTHS ENDED
                                                   --------------------------------    -------------------------------
                                                       OCT. 2,         SEPT. 26,          OCT. 2,          SEPT. 26,
                                                        1998             1997              1998              1997
                                                   -------------    ---------------    ------------    ---------------
Concrete Accessories                                    $38.1            $24.9             $102.2            $65.5
Concrete Forming Systems                                 29.5              -                 78.8              -
Paving Products                                          10.0             10.8               26.2             23.6
Masonry Products                                          7.2              6.9               18.2             19.3
Intercompany Eliminations                                (2.0)             -                 (6.6)             -
                                                   -------------    ---------------    ------------    ---------------
Net Sales                                               $82.8            $42.6             $218.8           $108.4
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

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                         THREE FISCAL MONTHS ENDED          NINE FISCAL MONTHS ENDED
                                                        -----------------------------    -----------------------------
                                                           OCT. 2,         SEPT. 26,        OCT. 2,          SEPT 26,
                                                            1998             1997            1998              1997
                                                        ------------     ------------    ------------     ------------
Net sales                                                    100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                            58.7             66.3            62.1             67.7
                                                        ------------     ------------    ------------     ------------
Gross profit                                                  41.3             33.7            37.9             32.3
Selling, general and administrative expenses                  23.6             16.7            25.8             18.3
Amortization of goodwill and intangibles                       0.6              1.1             0.7              1.3
                                                        ------------     ------------    ------------     ------------
Operating income                                              17.1             15.9            11.4             12.7
Interest expense, net                                          3.4              1.9             4.0              2.1
                                                        ------------     ------------    ------------     ------------
Income before income taxes                                    13.7             14.0             7.4             10.6
Provision for income taxes                                     6.2              6.0             3.3              4.6
                                                        ------------     ------------    ------------     ------------
Net income                                                     7.5%             8.0%            4.1%             6.0%
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

YEAR 2000

Certain software and hardware systems are date sensitive. Older date sensitive systems often use a two digit dating convention ("00" rather than "2000") that could result in system failure and disruption of operations as the year 2000 approaches. This is referred to as the "Year 2000" issue. The Year 2000 issue will impact the Company, its suppliers, customers and other third parties that transact business with the Company.

The Company has a Year 2000 compliance team. This team is reviewing substantially all hardware and software systems within the Company, products sold by the Company, and significant suppliers and other third parties that transact business with the Company. Projects have been established to address all significant Year 2000 issues identified in this review. The Year 2000 team reports regularly to senior management on the progress of significant Year 2000 projects. Senior management reports to the Board of Directors on the Company's progress with Year 2000 projects.

The compliance review has involved testing of hardware and software systems, including non-information technology systems such as telephones and CNC machines. The Company has determined that it needs to replace or modify some of its software and hardware systems. The Company is replacing or upgrading most of the systems which have been identified as having Year 2000 issues.

The Company believes it has no material exposure to contingencies related to the Year 2000 issue for products sold as almost none of the company products contain time sensitive hardware or software systems.

The Company has initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. Particular attention has been given to those suppliers who may be the Company's only source for certain products or components. However, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant.

The estimated cost for resolving Year 2000 issues is approximately $200,000. Most of these costs are to replace existing software and hardware systems. The Company's estimates of Year 2000 costs are based on numerous assumptions; actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the Company's ability to timely identify and correct all relevant software and hardware systems and the success of third party vendors in addressing their own Year 2000 issues.

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve all significant Year 2000 problems. The Company anticipates that it will complete a major test of its integrated systems in the fourth quarter of 1998 and completing substantially all of its Year 2000 projects by the end of the second quarter of 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

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



                                         DAYTON SUPERIOR CORPORATION



         DATE:  January 6, 1999                  BY:  /s/ Alan F. McIlroy
                -----------------                    ---------------------------
                                                     Alan F. McIlroy
                                                     Chief Financial Officer