Form 10-K
period 1998-12-31
DAYTON SUPERIOR CORP
filed 1999-03-31
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 1998
                                       OR

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

                           7777 Washington Village Dr.
                                    Suite 130
                               Dayton, Ohio 45459
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (937) 428-6360

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                on which registered
      -------------------                                -------------------
      Class A Common Shares, without par value           New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the close of business on March 18, 1999, the aggregate market value of voting shares held by non-affiliates of the registrant (determined by multiplying the highest selling price of a Class A Common Share on the New York Stock Exchange on such date by the total number of Class A Common Shares outstanding not beneficially owned by directors or officers of the registrant) was $106,712,229.

Number of Class A Common Shares, outstanding on March 18, 1999 5,945,130

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 12, 1999 (definitive copies of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998) are incorporated by reference in Part III of this Report.

                                     PART I
ITEM 1.        BUSINESS.

GENERAL

               Dayton Superior Corporation (the "Company") believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company's products are used primarily in two segments of the construction industry: non-residential building projects such as institutional buildings, retail sites, commercial offices and manufacturing facilities; and infrastructure projects such as highways, bridges, utilities, water and waste treatment facilities and airport runways.

               The Company's distribution system consists of a network of ten manufacturing/distribution plants and 47 service/distribution centers in the United States and Canada and over 4,000 dealers across North America. The Company also rents forming systems and tilt-up bracing to contractors through rental centers and distributors nationwide. The Company's customers include stocking dealers, brokers, rebar fabricators, precast concrete manufacturers, brick and concrete block manufacturers, general contractors, subcontractors, distributors of construction supplies and metal fabricators.

               The Company manufactures most of its products at ten manufacturing facilities in the United States, using, in many cases, high-volume, automated equipment designed and built or custom modified by in-house personnel. The Company sells products in four principal product lines: concrete accessories, concrete forming systems, paving products, and masonry products.

               Since 1990, the Company has completed thirteen acquisitions, the largest of which was its 1997 acquisition of Symons Corporation ("Symons").

               The Company was incorporated in 1959. The Company's principal executive offices are located at 7777 Washington Village Dr., Suite 130, Dayton, OH 45459, and its telephone number is (937) 428-6360.

PRODUCTS

               Although almost all of the Company's products are used in concrete or masonry construction, the function and nature of the products differ widely. The Company currently offers more than 18,000 different items and believes its brand names, such as Dayton Superior(R), Dayton/Richmond(R), Symons(R), Richmond Screw Anchor(R), Dur-O-Wal(R), and American Highway Technology(R), are widely recognized in the construction industry. The Company continually attempts to increase the number of products it offers by using engineers and product development teams to introduce new products and refine existing products.

               Concrete Accessories. The Company manufacturers and sells concrete accessories primarily under the Dayton/Richmond(R) brand name. The Company's concrete accessories products comprise wall-forming products, bridge deck products, bar supports, precast and prestressed concrete construction products, tilt-up construction products, plastic and elastomeric formliner products, and chemicals used in concrete construction. Net sales of concrete accessories before intercompany eliminations accounted for approximately $128.1 million, or 45%, of the net sales of the Company in 1998.

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

               Tilt-up construction products include a complete line of inserts, lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to "tilt-up" the walls, which then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction. Certain tilt-up construction products can be rented as well as sold.

               Formliner products include plastic and elastomeric products sold for use in the forming of textured surfaces and in architectural work.

               Dayton/Richmond(R) also provides a broad spectrum of liquid chemicals and cementitious products used in concrete construction.

               Concrete Forming Systems. The Company's Symons(R) subsidiary manufactures, sells, and rents concrete forming systems. The Company's concrete forming systems products include standard and specialty concrete forming systems, shoring systems and accessory products. In addition to the sale of prefabricated forming equipment, the Company also rents forming products to benefit from their durability and relatively high unit cost. Net revenues before intercompany eliminations relating to concrete forming systems accounted for $99.5 million, or 35%, of the Company's 1998 net sales.

               Concrete forming systems are reusable modular molds which hold liquid concrete in place on concrete construction jobs. Standard forming systems are sold or rented for use in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects' specific needs for concrete placements.

               Shoring systems include aluminum beams and joists, post shores and shoring frames used to support deck forms and other false work while concrete is being poured.

               Construction chemicals sold by Symons(R) include form release agents, curing compounds, grouts and epoxies and other chemicals used in the pouring, stamping and placement of concrete.

               Paving Products. The Company's paving products consist primarily of welded dowel assemblies and dowel baskets used to transfer dynamic loads between two adjacent slabs of concrete roadway. Paving products are used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. The Company sells paving products primarily under the American Highway Technology(R) name but also offers some products under the Dayton/Richmond(R) name. The Company manufactures welded dowel assemblies primarily using automated and semi-automatic equipment. Sales of paving products were approximately $31.0 million, or 11%, of the Company's net sales in 1998.

               American Highway Technology(R) also sells epoxy services and ancillary products such as joint sealant projects and transverse bar assemblies that tie the roadbed and berm together. In addition, the division distributes chemicals specific to concrete road construction.

               Masonry Products. The Company's Dur-O-Wal(R) subsidiary manufactures and sells masonry products. The Company's masonry product line consists primarily of masonry wall reinforcement ("MWR") products, masonry anchors and other accessories used in masonry construction and restoration. Sales of masonry products accounted for approximately $24.3 million, or 9%, of the net sales of the Company in 1998.

               Dur-O-Wal(R) believes that it is the largest manufacturer of MWR products in North America. MWR products are wire products that are placed between courses of masonry and covered with mortar to add tensile and structural strength to masonry walls in order to control shrinkage and cracking, to provide the principal horizontal reinforcement in engineered masonry walls, to bond masonry wythes (single thicknesses of brick) in composite and cavity walls, to reinforce stack bond masonry and to bond intersecting walls. The products improve the performance and longevity of masonry walls by providing crack control, greater elasticity and higher ductility to withstand seismic shocks and better resistance to rain penetration.

               Dur-O-Wal(R) has the in-house ability to produce hot-dipped zinc galvanized finishes on MWR products. "Hot-dip" galvanizing occurs after products are fabricated and requires skilled personnel and special systems to prevent the products from adhering to one another. Hot-dipped galvanized finishes are considered to provide superior protection against corrosion compared to mill-galvanized finishes. In recent years, model building codes in a number of regions of the country in which masonry construction is used have been amended to require use of hot-dipped galvanized MWR products. The Company also manufactures MWR products with mill-galvanized finishes by applying zinc finishes to wire prior to fabrication.

               Dur-O-Wal(R) sells other masonry products such as wall ties, which connect masonry to masonry; masonry anchors, which connect masonry to the building structure; stone anchors, which attach building stone (generally ornamental) to the structural frame of a building; restoration products, which are anchors and ties used in the restoration of existing masonry construction and for seismic retrofitting of existing brick veneer surfaces; and moisture control products, such as flashing and vents, which control the flow of moisture in cavity walls.

               Construction Chemicals. In addition to the other chemical products mentioned above, the Company's construction chemical products include form coatings, bond breakers, curing agents, liquid hardeners, sealers, water repellents, bonding agents, epoxy grouts, and formliners. The Company manufactures approximately 80% of the construction chemicals it sells, with the rest being purchased for resale. Chemical sales made through the concrete accessories, concrete forming systems, and paving products divisions are included in the total sales for those divisions.


DISTRIBUTION

               The Company distributes its products through a network of 10 manufacturing/distribution plants and 47 service/distribution centers located in the continental United States and four Canadian provinces. Of these 57 locations, 19 are dedicated principally to the distribution of concrete accessories, 31 are dedicated principally to the distribution of forming systems, three are dedicated primarily to the distribution of paving products, four are dedicated principally to the distribution of masonry products and some locations carry several of the Company's product lines. Most of the Company's products are shipped to the service/distribution centers from the Company's ten principal manufacturing plants; however, a majority of the centers also are able to produce smaller batches of some products on an as-needed basis to fill rush orders.

               The Company has an on-line inventory tracking system for concrete accessories, paving products, and construction chemicals, which enables the Company's customer service representatives to identify, reserve and ship inventory quickly from any Company location in response to telephone orders. The system provides the Company with a competitive advantage since its service representatives are able to answer customer questions about availability and shipping dates while still on the telephone. The Company primarily uses third-party common carriers to ship its products.

               In addition, the Company uses its distribution system to sell products which are manufactured by third parties. These products usually are sold under the Company's brand names, and often are produced for it on an exclusive basis. Sales of third-party products allow the Company to utilize its distribution network to increase sales without making significant capital investments.

CUSTOMERS

               The Company has over 4,000 customers, over 75% of which purchase its products for resale. The Company's customer base is geographically diverse, with no customer accounting for more than 5% of net sales in 1998 and with its ten largest customers accounting for less than 17% of net sales. Customers who purchase the Company's products for resale generally do not sell the Company's products exclusively.

               Concrete Accessories. Dayton/Richmond(R) has approximately 2,350 customers, consisting of stocking dealers, rebar fabricators, precast and prestressed concrete manufacturers, and distributors of construction supplies. The Company estimates that approximately 90% of Dayton/Richmond's(R) customers purchase its products for resale. Dayton/Richmond's(R) largest customer accounts for approximately 3% of its 1998 net sales and its top ten customers account for less than 20% of its 1998 net sales.

               Dayton/Richmond(R) has instituted a certified dealer program for dealers who handle its tilt-up construction products. This program was established to educate dealers in the proper use of the Company's tilt-up products and to assist them in providing engineering assistance to customers. Certified dealers are not permitted to carry other manufacturers' tilt-up products, which the Company believes are incompatible with those sold by the Company and, for that reason, could be unsafe if used with the Company's products. Dayton/Richmond(R) currently has 77 certified dealers of tilt-up construction products.

               Concrete Forming Systems. Symons(R) has approximately 2,500 customers, consisting of stocking dealers, precast and prestressed concrete manufacturers, general contractors, subcontractors, and distributors of construction supplies. The Company estimates that approximately 90% of Symons'(R) customers are the end-users of its products while approximately 10% of Symons'(R) customers purchase its products for resale or rerent. Symons'(R) largest customer accounts for approximately 6% of its 1998 net sales and its ten largest customers account for approximately 25% of its 1998 net sales.

               Paving Products. American Highway Technology(R) has approximately 150 customers, consisting primarily of distributors of construction supplies, and, to a lesser extent, stocking dealers, general contractors and subcontractors. American Highway Technology's(R) largest customer accounts for approximately 15% of its 1998 net sales and its ten largest customers account for approximately 80% of its 1998 net sales.

               Masonry Products. Dur-O-Wal(R) has approximately 1,600 customers consisting of stocking dealers, brick and concrete block manufacturers, general contractors, sub-contractors, distributors of construction supplies, and metal fabricators. The Company estimates that approximately 90% of Dur-O-Wal's(R) customers purchase its products for resale. Dur-O-Wal's(R) largest customer accounts for approximately 5% of its 1998 net sales and its ten largest customers account for approximately 23% of its 1998 net sales.


SALES AND MARKETING

               The Company employs approximately 400 sales and marketing personnel, of whom approximately one-half are salesmen and one-half are customer service representatives. Sales and marketing personnel are located in all of the Company's locations. The Company produces product catalogs and promotional materials that illustrate certain construction techniques in which the Company's products can be used to solve typical construction problems. The Company also promotes its products through seminars and other customer education efforts and works directly with architects and engineers to secure the use of the Company's products whenever possible.

               The Company considers its engineers to be an integral part of the sales and marketing effort. The Company's engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects. During 1998, Dayton/Richmond(R)'s engineers designed and consulted on the construction of the largest and heaviest tilt-up wall constructed to date in the United States, which was 100-feet high and weighing 150 tons.

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

               By developing its own automatic high-speed manufacturing equipment, the Company believes that it generally has achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times and lower inventory levels than most of its competitors. In addition, Dur-O-Wal's ability to "hot-dip" galvanize products at its Aurora, Illinois manufacturing facility provides it with an advantage over many competitors manufacturing MWR products, who lack this internal capability. Also, the Company has a flexible manufacturing setup and can make the same products at several locations using short and discrete manufacturing lines.

               The Company's concrete forming systems are manufactured at two facilities in the United States. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches, and other heavy machinery typical for this type of manufacturing operation.

               The Company generally operates its manufacturing facilities two shifts per day, five days per week (six days per week during peak months and, in some instances, three shifts), with the number of employees increasing or decreasing as necessary to satisfy demand.


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

COMPETITION

               Although the Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction, the industry in which the Company competes is highly competitive in most product categories and geographic regions. The Company competes with a relatively small number of full-line national manufacturers of concrete accessories, concrete forming systems, masonry products and paving products, and a much larger number of regional manufacturers and/or manufacturers with limited product lines. The Company believes that competition is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. In certain circumstances, due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, certain manufacturers and suppliers may have a competitive advantage over the Company in a given region. The Company believes that its size and breadth of product lines provide it with certain advantages of scale in both distribution and production relative to its competitors.

PATENTS AND TRADEMARKS

               The Company sells most products under the registered trade names Dayton Superior(R), Dayton/Richmond(R), Symons(R), Richmond Screw Anchor(R), Dur-O-Wal(R) and American Highway Technology(R), which the Company believes are widely recognized in the construction industry and, therefore, are important to its business. Although certain of the Company's products (and components thereof) are protected by patents, the Company does not believe these patents are material to its business. The Company has 120 trademarks and 90 patents.

EMPLOYEES

               As of December 31, 1998, the Company employed approximately 750 salaried and 1,330 hourly personnel, of whom approximately 1,000 of the hourly personnel and six of the salaried personnel are represented by labor unions. Employees at the Company's Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; St. Joseph, Missouri and Aurora, Illinois manufacturing/distribution plant and its service/distribution centers in Baltimore, Maryland; Atlanta, Georgia and Santa Fe Springs, California are covered by collective bargaining agreements. In 1998, hourly employees at the Company's Kankakee, Illinois manufacturing/distribution plant voted to be represented by a labor union, although a collective bargaining agreement has not yet been executed. The collective bargaining agreement covering the Des Plaines, Illinois facility expires in 1999. The Company believes that it has good employee and labor relations.

SEASONALITY

               The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 50% of cash flow from operations is generated in the fourth quarter.

BACKLOG

               The Company typically ships most of its products, except paving products and certain specialty forming systems, within one week after receipt of an order and often within 24 hours. Certain product lines, including paving products and specialty forming systems, may be shipped up to six months after receipt of an order, depending on the needs of the customer. Accordingly, the Company does not maintain significant backlog, and backlog as of any particular date is not representative of actual sales for any succeeding period.

ITEM 2.        PROPERTIES.

               The Company's corporate headquarters are located in leased facilities in Dayton, Ohio. The Company's principal facilities are located throughout North America, as follows:

                                                                                            LEASED/
                                                                                            -------    SIZE
           LOCATION                           USE                      PRODUCT LINE         OWNED    (SQ. FT.)
           --------                           ---                      ------------         -----    ---------
Des Plaines, Illinois          Manufacturing/Distribution        Concrete Forming Systems   Owned       171,650
                               and Symons(R) Headquarters
Miamisburg, Ohio               Manufacturing/Distribution and      Concrete Accessories     Owned       126,000
                               Dayton/Richmond(R)Headquarters
Aurora, Illinois               Manufacturing/Distribution and        Masonry Products       Owned
                               Dur-O-Wal(R)Headquarters                                                  109,000
Kankakee, Illinois             Manufacturing/Distribution and        Paving Products        Leased      107,900
                               American Highway Technology(R)
                               Headquarters
Tremont, Pennsylvania          Manufacturing/Distribution          Concrete Accessories     Owned       102,650
Parsons, Kansas                Manufacturing/Distribution            Paving Products        Owned        98,250
New Braunfels, Texas           Manufacturing/Distribution        Concrete Forming Systems   Owned        89,600
Atlanta, Georgia               Service/Distribution                Concrete Accessories     Leased       74,090
Parker, Arizona                Manufacturing/Distribution          Concrete Accessories     Leased       60,000
Birmingham, Alabama            Service/Distribution                Concrete Accessories     Leased       55,000
Centralia, Illinois            Service/Distribution              Concrete Forming Systems   Owned        53,500
St. Joseph, Missouri           Manufacturing/Distribution          Concrete Accessories     Owned        53,342
Grand Prairie, Texas           Service/Distribution                Concrete Accessories     Leased       45,000
Seattle, Washington            Service/Distribution                Concrete Accessories     Leased       42,825
Santa Fe Springs, California   Service/Distribution                Concrete Accessories     Leased       40,000


Toronto, Ontario               Service/Distribution                Concrete Accessories     Leased       40,000
Oregon, Illinois               Service/Distribution                Concrete Accessories     Owned        39,000
Helena, Alabama                Manufacturing/Distribution            Paving Products        Leased       32,000
Folcroft, Pennsylvania         Service/Distribution                Concrete Accessories     Owned        32,000
Baltimore, Maryland            Service/Distribution                  Masonry Products       Owned        30,000

               The Company believes that its facilities provide adequate manufacturing and distribution capacity for its needs. The Company also believes that all of the leases were entered into on market terms.

ITEM 3.        LEGAL PROCEEDINGS.

               Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business in 1996 in the United States District Court for the Southern District of Iowa (Case No. 4-96-CV-80552). EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14 million were awarded against Symons in January 1999. The Company believes that there is no merit to these allegations, remains committed to vigorously pursuing post-trial motions and appeals, and is seeking to vacate the judgments in their entirety. The Company believes that, in the event the judgments against it are not completely set aside, it has numerous substantial grounds for a successful appeal and intends to vigorously pursue its appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the outcome of this litigation to be not estimable. Accordingly, the Company has not recorded any liability for the resolution of this suit. In the event the Company is unsuccessful in its post-trial motions and appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

               The executive officers of the Company as of March 20, 1999 and their ages, positions with the Company and their principal occupation during the past five years (unless otherwise stated, positions with the Company) are as follows:

Name                        Age       Position
----                        ---       --------

John A. Ciccarelli          59        President, Chief Executive Officer and
                                      Director
Raymond E. Bartholomae      52        Vice President and General Manager, Symons
Mario J. Catani             66        Vice President, Engineering
Michael C. Deis, Sr.        48        Vice President and General Manager,
                                      Dayton/Richmond
James W. Fennessy           55        Vice President and General Manager,
                                      Superior Canada Ltd.
Mark K. Kaler               41        Vice President and General Manager,
                                      American Highway Technology
Alan F. McIlroy             48        Vice President and Chief Financial Officer
John R. Paine, Jr.          56        Vice President, Sales and Marketing,
                                      Dayton/Richmond
Thomas W. Roehrig           33        Corporate Controller
John M. Rutherford          38        Treasure and Assistant Secretary
James C. Stewart            51        Vice President, Corporate Development


               Mr. Ciccarelli has been President of the Company since 1989 and has been Chief Executive Officer and a Director of the Company since 1994.

               Mr. Bartholomae has been Vice President and General Manager, Symons, since February 1998, and was Executive Vice President and General Manager of Symons from 1986 to February 1998. Symons was acquired by the Company in September 1997.

               Mr. Catani has been Vice President, Engineering since May 1997, and was President of Dur-O-Wal from 1984 to May 1997.

               Mr. Deis has been Vice President and General Manager, Dayton/Richmond since February 1998. From 1987 to February 1998, Mr. Deis was the Company's Vice President, Eastern Division of Dayton/Richmond (formerly, Concrete Accessories).

               Mr. Fennessy has been Vice President and General Manager, Dayton Superior Canada, Ltd. since 1988.

               Mr. Kaler has been Vice President and General Manager, American Highway Technology since April 1996. From 1990 to April 1996, Mr. Kaler was Vice President, Engineering and Product Manager, Paving Division.

               Mr. McIlroy has been Vice President and Chief Financial Officer since July 1997. From January 1994 until July 1997, Mr. McIlroy was President of The Greenock Group, a private operational investment company.

               Mr. Paine has been Vice President, Sales and Marketing of Dayton/Richmond (formerly, Concrete Accessories) since 1984.

               Mr. Roehrig has been Corporate Controller of the Company since April 1998. From 1987 until March 1998, Mr. Roehrig was employed by Arthur Andersen LLP, an international public accounting firm, most recently as an Experienced Manager in the Assurance and Business Advisory division.

               Mr. Rutherford has been Treasurer and Assistant Secretary of the Company since February 1998. From January 1993 until January 1998, Mr. Rutherford was Director of Treasury and Risk Management for Gibson Greetings, Inc., a greeting card manufacturer.

               Mr. Stewart has been Vice President, Corporate Development of the Company since February 1998. From 1984 to February 1998, Mr. Stewart was the Company's Vice President, Western Division of Dayton/Richmond (formerly Concrete Accessories).

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

               The Company's Class A Common Shares (which is the only class of shares outstanding as of February 17, 1999) are traded on the New York Stock Exchange under the symbol "DSD". The prices presented in the following table are the high and low sales prices for the Class A Common Shares for the periods presented as reported by the New York Stock Exchange.

                                               High                    Low
                                               ----                    ---
                1998
                1st  Quarter                 $20.375                 $15.875
                2nd Quarter                   22.125                  16.500
                3rd Quarter                   21.375                  16.625
                4th Quarter                   20.875                  14.375

                                               High                    Low
                                               ----                    ---
                1997
                1st Quarter                  $13.500                 $11.250
                2nd Quarter                   13.250                   9.750
                3rd Quarter                   19.438                  12.500
                4th Quarter                   19.000                  14.813

               As of March 18, 1999, the Company had 58 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are 950 additional beneficial owners of its shares.

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

               On November 24, 1998, the Company issued an additional 4,238 of its Class A Common Shares to the former shareholders of Concrete Accessories, Inc. ("CAI"), a privately-held corporation acquired by the Company in May 1998, as a result of an adjustment to the aggregate number of Class A Common Shares to be issued in the acquisition, based upon a closing audit of CAI. The additional Class A Common Shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The former shareholders of CAI have certain registration rights with respect to such shares.


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

                                                                Year Ended December 31,
                                      -----------------------------------------------------------------------------
                                          1994            1995            1996            1997            1998
                                      -------------    -----------    -------------    ------------    ------------
EARNINGS STATEMENT DATA:
Net sales                               $82,341          $92,802       $124,486         $167,412        $282,849
Cost of sales                            58,011           63,990         86,021          110,528         174,423
                                      -------------    -----------    -------------    ------------    ------------
Gross profit                             24,330           28,812         38,465           56,884         108,426
Selling, general, and
  administrative expenses                16,722           18,698         23,637           37,277          76,392
Amortization of goodwill and
  intangibles                             1,305            1,491          1,749            1,885           2,213
                                      -------------    -----------    -------------    ------------    ------------
Income from operations                    6,303            8,623         13,079           17,722          29,821
Interest expense, net                     6,017            4,231          4,829            5,556          11,703
Other expense (income), net                 873               (3)            96              (64)           (202)
Provision for income taxes(2)                95              690          3,538            5,277           8,244
                                      -------------    -----------    -------------    ------------    ------------
Income (loss) before extraordinary
  item                                     (682)           3,705          4,616            6,953          10,076
Extraordinary item, net of tax           31,354(1)             -         (2,314)(3)            -               -
                                      -------------    -----------    -------------    ------------    ------------
Net income                              $30,672           $3,705         $2,302           $6,953         $10,076
                                      =============    ===========    =============    ============    ============
Net income available to common
  shareholders                          $30,175              $71         $2,302           $6,953         $10,076
                                      =============    ===========    =============    ============    ============
Basic income (loss) per share
  before extraordinary item             $ (0.67)          $ 0.02          $1.02            $1.22           $1.72

Basic net income per share              $ 17.08           $ 0.02          $0.51            $1.22           $1.72

Basic weighted average common
  shares  outstanding(4)              1,766,700        2,990,847      4,547,527        5,703,601       5,867,338
Diluted income (loss) per share
  before extraordinary item             $ (0.58)          $ 0.02          $0.94            $1.17           $1.65

Diluted net income per share            $ 14.93           $ 0.02          $0.47            $1.17           $1.65

Diluted weighted average common and
  common share equivalents
  outstanding(4)                      2,020,717        3,558,908      4,925,464        5,933,244       6,098,205

                                                                   As of December 31,
                                      -----------------------------------------------------------------------------
BALANCE SHEET:
Total assets                            $72,371         $103,860       $107,835         $226,930        $253,620
Long-term debt (including current        24,448           53,012         34,769          120,236         118,205
  portion)
Shareholders' equity                     27,674           27,485         52,872           60,529          74,588

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

 (2) In 1994, the provision for income taxes related to alternative minimum taxes. In 1995, the provision for income taxes was reduced to reflect the utilization of net operating losses.

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

 (4) Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options and warrants, less the shares that could be purchased with the proceeds from the exercise of the options and warrants, based on the Company's average trading price for 1998, 1997, and 1996 and the initial public offering price of $13.00 per share for 1995 and 1994. For the purposes of calculating net income
        (loss) per common and equivalent share, equivalent shares issued less than 12 months prior to the initial public offering are included for all periods presented. Common equivalent shares issued more than 12 months prior to the Offering are excluded in periods with a net loss available to common shareholders. See Note 3(h) to the consolidated financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

               Dayton Superior's record net sales of $282.8 million in 1998 were 68.9% higher than 1997 and 127.1% higher than 1996. The Company's net sales for its four major product categories during the last three years were:

DOLLARS IN MILLIONS                         1998                 1997                 1996
-------------------                         ----                 ----                 ----

Concrete Accessories                       $131.4              $  92.2              $  76.7
Concrete Forming Systems                    104.7                 21.1                  -
Paving Products                              31.0                 29.2                 21.9
Masonry Products                             24.3                 24.9                 25.9
Intersegment Eliminations                    (8.6)                  -                   -
                                           ------               ------               ------

Net sales                                  $282.8               $167.4               $124.5
                                           ======               ======               ======


               The acquisition of Symons, a leading manufacturer of prefabricated concrete forming systems, on September 29, 1997 contributed approximately 80% of the net sales growth in 1998 from 1997 and approximately 60% of the net sales growth in 1997 from 1996.

               Income before income taxes and extraordinary item was a record $18.3 million in 1998 versus $12.2 million in 1997 and $8.2 million in 1996. In June 1996, after the completion of its initial public offering, the Company prepaid its $40.0 million of unsecured senior promissory notes and recorded an extraordinary loss on the extinguishment of debt of $2.3 million, net of income tax effect.

               Net income in 1998 was $10.1 million ($1.65 per diluted share and $1.72 per basic share) compared to $7.0 million ($1.17 per diluted share and $1.22 per basic share) in 1997 and $2.3 million ($0.47 per diluted share and $0.51 basic share) in 1996. Excluding the extraordinary item, 1996 net income was $4.6 million ($0.94 per diluted share and $1.02 per basic share).

               In June 1998, the Transportation Equity Act for the 21st Century ("TEA-21") was enacted. TEA-21 provides, on average, a 40% increase in federal highway spending over the next six years. The Company's paving products segment is expected to benefit from TEA-21 beginning in the second half of 1999. The Company believes that TEA-21 had no significant impact on its 1998 operations.

IMPLEMENTATION OF BUSINESS STRATEGY

               On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). Symons was a private company, which owned two businesses. The first business, the Symons division, is a leading manufacturer of prefabricated concrete forming systems. The second business, Richmond Screw Anchor, manufactured and sold concrete accessories. The addition of these two businesses provides the Company with both a complementary fourth business platform, concrete forming systems, and expansion in the concrete accessories market. The Symons division is being operated on a stand alone basis while the Richmond Screw Anchor business has been blended with the Company's existing concrete accessories division. The Company paid $34.0 million (plus acquisition costs of $3.3 million) for the Common Stock of Symons, of which $32.3 million was paid in cash and $5.0 million was paid by delivery of a seven year unsecured note. The Company also assumed $47.7 million of long-term debt. The purchase agreement between the Company and the former stockholders of Symons (the "Former Stockholders") relating to the Acquisition (the "Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. The Purchase Agreement provides that, if the Company and the Former Stockholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the terms of the Purchase Agreement. On June 12, 1998, the Former Stockholders filed a lawsuit in Delaware Chancery Court ("the
Court") seeking a determination with respect to a limited number of issues involved in the dispute, which the Company believes can be resolved only through arbitration. On October 28, 1998, the Court granted the Company's motion to dismiss with respect to certain of these issues. On December 28, 1998, the Court stayed the proceeding with respect to the issues as to which it had retained jurisdiction, pending the outcome of arbitration commenced by the parties with respect to the purchase price adjustment. Either party may seek to reopen the proceedings following the arbitration. The Company intends to vigorously pursue its rights under the Purchase Agreement.

               In January 1999, the Company purchased substantially all of the assets and assumed certain of the liabilities of Cempro, Inc., ("Cempro") for $5.4 million in cash. Cempro was a manufacturer of construction chemicals and is being operated as a part of the Company's construction chemicals business, which was established in early 1999.

               In June 1998, the Company purchased substantially all of the assets of Secure, Inc., ("Secure") a subsidiary of The Lofland Company, for $0.6 million in cash. Secure was a manufacturer of construction chemicals whose products are sold primarily through the Company's paving products business.

               In May 1998, the Company purchased the stock of CAI for $6.7 million, payable in cash of $0.4 million, delivery of 222,496 Class A Common Shares totaling $4.1 million, and assumed long-term debt of $2.2 million. CAI was a distributor of concrete forming systems.

               In May 1998, the Company purchased the assets of the two Northwoods branches of Concrete Forming, Inc. for $0.8 million in cash. The Northwoods branches were distributors of concrete forming systems.

               In February 1997, the Company acquired the principal assets of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. ("Ironco") for $1.5 million, of which $1.1 million was cash and the remainder was paid by delivery of 26,254 shares of Class A Common Shares. Ironco was a manufacturer of paving products.

               In June 1996, the Company completed an initial public offering of 2,030,950 shares of Class A Common Shares and received proceeds of $23.0 million, net of expenses. The proceeds from the offering were used, in combination with new borrowings, to prepay its $40.0 million of unsecured senior promissory notes.

               In April 1996, the Company purchased certain assets of Steel Structures, Inc. ("SSI") for cash of $5.6 million. SSI was a manufacturer of paving products.


RESULTS OF OPERATIONS

               The following table summarizes the Company's results of operations as a percentage of net sales for the years 1996 through 1998 ending December 31.

                                                                      1998            1997         1996
                                                                  -------------     ---------    -------------
Net sales                                                             100.0            100.0       100.0
Cost of goods sold                                                     61.7             66.0        69.1
                                                                  -------------     ---------    -------------
Gross profit                                                           38.3             34.0        30.9
Selling, general and administrative expenses                           27.0             22.3        19.0
Amortization of goodwill and intangibles                                0.8              1.1         1.4
                                                                  -------------     ---------    -------------
Income from operations                                                 10.5             10.6        10.5
Interest expense, net                                                   4.1              3.3         3.9
Other expense (income), net                                            (0.1)             -           -
                                                                  -------------     ---------    -------------
Income before income taxes and extraordinary item                       6.5              7.3         6.6
Provision for income taxes                                              2.9              3.1         2.9
                                                                  -------------     ---------    -------------
Income before extraordinary item                                        3.6              4.2         3.7
Extraordinary item, net of tax                                          -                -          (1.9)(1)
                                                                  -------------     ---------    -------------
Net income                                                              3.6              4.2         1.8
                                                                  =============     =========    =============

------------------------------

(1) In June 1996, the Company extinguished debt creating an extraordinary loss of $2.3 million, net of tax effects.


COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

                  Net Sales - The 1998 net sales reached a record $282.8 million, a 68.9% increase from $167.4 million in 1997 and a 12.1% increase from pro forma 1997 sales of $252.3 million as if Symons had been acquired on January 1, 1997. Concrete accessories net sales increased by 42.5% from $92.2 million in 1997 to $131.4 million in 1998, due to a full year's net sales resulting from the Richmond Screw Anchor division of Symons. Concrete accessories net sales increased 13.0% from pro forma 1997 net sales of $116.3 million due to strong heavy construction activity in the U.S. and new product sales. Concrete forming systems net sales increased from $21.1 million in 1997 to $104.7 million in 1998 due to a full year's net sales resulting from the acquisition of Symons. Concrete forming systems net sales increased 20.0% from 1997 pro forma net sales of $87.3 million due to the net sales of CAI and

Northwoods after their acquisitions, as well as strong heavy construction activity in the U.S. Net sales of paving products increased by 6.2% to $31.0 million in 1998 from $29.2 million in 1997 due to increased market gains. Net sales of masonry accessories were $24.3 million for 1998 versus $24.9 million in 1997, due to a high level of competition in the hot dipped and mill galvanized masonry wall reinforcement product markets, which was somewhat offset by a shift to higher margin, lower volume engineered products.

                  Gross Profit - Gross profit for 1998 was $108.4 million, a 90.5% increase over $56.9 million for 1997. As a percent of net sales, gross margin was 38.3% in 1998 compared to 34.0% in 1997. The gross margin increased primarily due to the inclusion of the Symons division for a full year as concrete forming systems have higher gross margins, primarily due to rental revenues, than the Company's other product lines. The 1998 gross margin of 38.3% also increased from the 1997 pro forma gross margin of 36.1% due to better product mix with higher net sales of concrete forming systems and less net sales of paving products and masonry products as a percent of consolidated net sales, as well as cost savings in the concrete accessories business.

                  Operating Expenses - Selling, general, and administrative expenses, including the amortization of goodwill and intangibles ("SG&A expenses"), increased from $39.2 million in 1997 to $78.6 million in 1998. The increase is due to a full year of expenses resulting from the acquisition of Symons. SG&A expenses were up as a percent of sales from 23.4% in 1997 to 27.8% in 1998, due to concrete forming systems having a higher percentage of SG&A expenses to net sales than the Company's other operating segments. This reflects the additional distribution and maintenance costs associated with the management of the rental equipment fleet. SG&A expenses as a percent of sales also increased from pro forma 1997 of 26.7%, primarily due to product mix of higher concrete forming systems, including CAI, and less paving products and masonry products as a percent of total net sales.

                  Interest and Other Expenses - Interest expense increased to $11.7 million in 1998 from $5.6 million in 1997 due primarily to the full year effect of higher debt resulting from the Symons acquisition, and to a lesser extent, higher capital expenditures.

                  Income Before Income Taxes - Income before income taxes in 1998 increased 50.0% to a record $18.3 million from $12.2 million in 1997. Concrete accessories income before income taxes of $19.4 million in 1998 increased 41.6% from $13.7 million due primarily to the increase in concrete accessories net sales. Concrete forming systems income before income taxes of $6.1 million in 1998 increased from $0.4 million in 1997 due primarily to the full year effect of the acquisition of Symons. Income before income taxes from paving products increased to $1.7 million, or 5.5% of net sales, in 1998 from $1.4 million, or 4.8% of net sales in 1997. Income before income taxes from masonry products was $0.5 million in 1998 compared to virtually breakeven in 1997, despite the decrease in net sales, due to a shift to higher margin, lower volume engineered products. Corporate expenses increased to $5.2 million from $3.2 million due to strengthening the finance, treasury, tax, purchasing, logistics, and corporate development functions. Elimination of profit on intersegment sales was $4.2 million in 1998.

               Net Income - The effective tax rate in 1998 was 45.0%, or $8.2 million, compared to a rate of 43.1%, or $5.3 million, in 1997. Nondeductible goodwill amortization and state and local taxes caused the Company's effective tax rate to exceed federal statutory levels.

               Net income increased $3.2 million to $10.1 million in 1998 from $6.9 million in 1997 due to the factors described above.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

               Net Sales - The 1997 net sales reached a record $167.4 million, a 34.5% increase from $124.5 million in 1996. Concrete accessories net sales increased by 20.2% from $76.7 million in 1996 to $92.2 million in 1997, due to the addition of the Richmond Screw Anchor division of Symons for three months, which contributed 38.0% of the increase. Additionally, strong heavy construction activity in the U.S. and new product sales of concrete accessories also contributed to the increased net sales. Net sales of paving products increased by 33.3% to $29.2 million in 1997 from $21.9 million in 1996 due to the acquisition of Ironco, a full year's net sales resulting from the acquisition of SSI, and an increased presence in the market place. Net sales of masonry accessories were $24.9 million for 1997 versus $25.9 million in 1996. Competition continued at a high level in the hot dipped and mill galvanized masonry wall reinforcement product markets. Concrete forming systems net sales were $21.1 million for the fourth quarter as a result of the acquisition of Symons.

               Gross Profit - Gross profit for 1997 was $56.9 million, a 47.9% increase over $38.5 million for 1996. As a percent of net sales, gross margin was 34.0% in 1997 compared to 30.9% in 1996. The gross margin increased primarily as a result of the inclusion of the sales of Symons in the fourth quarter, as concrete forming systems have higher gross margins, primarily due to rental revenues, than the Company's other product lines. The increase in gross profit dollars is attributable to the fourth quarter contribution of Symons, and, to a lesser extent, improved selling prices and a shift in sales mix in favor of higher margin products in the Company's concrete accessories business. Continued investments in fixed assets also added to margin in 1997 by allowing the Company to reduce its manufacturing costs. The Company also continued its focus on cost improvement programs.

               Operating Expenses - SG&A expenses increased $13.7 million, or 57.7%, from $23.6 million in 1996 to $37.3 million in 1997. Approximately 70% of the increase resulted from the acquisition of Symons. SG&A expenses also were up due to the addition of Ironco, management personnel relocations, and integration costs from the Symons acquisition. SG&A expenses were up as a percent of sales from 19.0% in 1996 to 22.3% in 1997, due to concrete forming systems having a higher percentage of SG&A expenses to net sales than the Company's existing businesses.

               Interest and Other Expenses - Interest expense increased 15.1% to $5.6 million in 1997 from $4.8 million in 1996 due to higher debt resulting from the Symons acquisition. Additionally, deferred financing costs of $0.3 million related to the previous credit facility were expensed. The lower average debt outstanding in the first three quarters of 1997 and the lower interest rates obtained in the June 1996 debt restructuring were offset by the increased financing for the Symons acquisition.

                  Income Before Income Taxes - Income before income taxes in 1997 increased 48.8% to $12.2 million from $8.2 million in 1996. Concrete accessories income before income taxes of $13.7 million in 1997 increased 44.2% from $9.5 million due primarily to the increase in concrete accessories net sales. Concrete forming systems income before income taxes was $0.4 million for the three months following the acquisition of Symons. Income before income taxes in 1997 from paving products increased to $1.4 million, or 4.8% of net sales, from $0.9 million, or 4.1% of net sales, in 1996. Income before income taxes from masonry products was virtually breakeven in 1997 compared to income before income taxes of $0.6 million in 1996 due to the decrease in net sales. Corporate expenses increased to $3.2 million from $2.8 million due to the hiring of an additional financial officer in December 1996 and the full year effect of directors and officers insurance and other expenses related to being a public company.

               Net Income - The effective tax rate in 1997 was 43.1%, or $5.3 million, compared to a rate of 43.4%, or $3.5 million, in 1996. Nondeductible goodwill amortization and state and local taxes caused the Company's effective tax rate to exceed federal statutory levels.

               As described in Note 4 to the consolidated financial statements, the Company prepaid certain indebtedness in June 1996 that resulted in an extraordinary charge of $2.3 million.


LIQUIDITY AND CAPITAL RESOURCES

               The Company's key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, debt to total capitalization ratio, amounts available under its Revolving Credit Facility, and cash gap. The Company defines cash gap as accounts receivable days outstanding plus inventory future days cost of sales less accounts payable days to pay.

               The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash generated from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

               Net cash provided by operating activities for 1998 was $19.6 million. Sources of operating cash flow for 1998 included $10.1 million in net income and $13.1 million from non-cash charges for depreciation and amortization and was reduced by $8.2 million in gains on sales of rental equipment and property, plant, and equipment. Working capital changes, net of acquisitions, generated $2.9 million. Net cash generated by operations was used for capital expenditures, to fund strategic acquisitions of $1.8 million as described in
Note 2 of the consolidated financial statements, and to repay long-term debt of $4.3 million, including long-term debt assumed in acquisitions of $2.2 million. Capital expenditures included net additions to the rental equipment fleet of $6.8 million to support the growth in concrete forming systems and, to a lesser extent, concrete accessories, as well as property, plant, and equipment additions of $7.2 million as the Company continues to focus on cost improvement programs. Proceeds from sales of property, plant, and equipment of $1.1 million related to the sale of duplicate facilities as a result of the acquisition of Symons.

               At December 31, 1998, working capital was $44.7 million, compared to $45.4 million at December 31, 1997. Despite the 12.1% pro forma growth in sales volume, working capital decreased as the Company continues to manage its working capital through its cash gap program.

               At December 31, 1998, $40.0 million of the $40.0 million Revolving Credit Facility was available, of which $13.0 million of borrowings were outstanding. The Term Loan had an outstanding balance at December 31, 1998 of $100.0 million. Other long-term debt consisted of $5.0 million to one of the Former Stockholders and $0.2 million to the City of Parsons, Kansas. At December 31, 1998, the Company had $118.2 million of long-term debt outstanding, of which $32 thousand was current. The Company's debt to total capitalization ratio decreased from 66.5% in 1997 to 61.3% in 1998 primarily due to increased equity from net income.

               To manage its interest rate risk, the Company entered into two interest rate swap agreements on a total of $50.0 million of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swaps have a fixed ninety-day LIBOR component of 6.30% and 6.33%, and expire on November 1, 2000. The ninety-day LIBOR as of December 31, 1998 was 5.07%. All fluctuations in rates resulting from the swaps are accounted for as interest expense. These swaps are required by the Company's Credit Agreement and are contracts to exchange floating rate for fixed rate interest payments over three years without the exchange of underlying amounts. The estimated fair value of the interest rate swap agreements is a liability of $1.2 million.

               Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14 million were awarded against Symons in January 1999. The Company believes that there is no merit to these allegations, remains committed to vigorously pursuing post-trial motions and appeals, and is seeking to vacate the judgments in their entirety. The Company believes that, in the event the judgments against it are not completely set aside, it has numerous substantial grounds for a successful appeal and intends to vigorously pursue its appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the outcome of this litigation to be not estimable. Accordingly, the Company has not recorded any liability for the resolution of this suit. In the event the Company is unsuccessful in its post-trial motions and appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

                  The compliance review has involved testing of hardware and software systems, including non-information technology systems such as telephones and Computer Numeric Controlled machines. The Company has determined that it needs to replace or modify some of its software and hardware systems. The Company is replacing or upgrading most of the systems which have been identified as having Year 2000 issues.

                  The Company believes it has no material exposure to contingencies related to the Year 2000 issue for products sold as almost none of the Company's products contain time sensitive hardware or software systems.

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

                  The Company's estimates of Year 2000 costs are based on numerous assumptions; actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the Company's ability to timely identify and correct all relevant software and hardware systems and the success of third party vendors in addressing their own Year 2000 issues. To date, the Company has incurred approximately $680 thousand, of which $650 thousand was capitalized and $30 thousand was expensed. These costs were to replace existing hardware and third party software and professional fees for external assistance. The estimated future cost for resolving Year 2000 issues is approximately $240 thousand, of which $180 thousand is expected to be capitalized and $60 thousand is expected to be expensed. These costs are to replace or upgrade existing hardware and third party software, including professional fees for external assistance.

                  The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve all significant Year 2000 problems. The Company successfully completed a test of its integrated systems in the fourth quarter of 1998 and anticipates completing substantially all of its Year 2000 projects by the end of the second quarter of 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

                  The Company believes that its most reasonably likely worst case scenario would be related to the lack of success of third party vendors of addressing their Year 2000 issues, particularly suppliers who are the Company's only source, such as local electricity providers. If a facility were to be unable to manufacture products due to a lack of electricity, contingency plans include the transfer of production orders to other facilities. The Company believes the impact would not be significant due to the seasonal capacity that exists in January.

RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The Company has adopted SFAS 130.

                   In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company has adopted SFAS 131 for its 1998 annual report. See Note 9 to the consolidated financial statements.

                  In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 amends the disclosures required for pensions and other postretirement benefits. The Company has adopted SFAS No. 132; see Note 7 to the consolidated financial statements. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

FORWARD-LOOKING STATEMENTS

                  This annual report includes; and future filings by the Company on Form 10-K, Form 10-Q, and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 1998, the Company had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a $40.0 million Revolving Credit Facility, of which $13.0 million was outstanding; a $100.0 million Term Loan; $5.2 million in other fixed-rate, long-term debt; and variable-to-fixed interest rate $50.0 million of the Term Loan.

The Revolving Credit Facility terminates in 2002 and has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Revolving Credit Facility approximates its $13.0 million face value. The weighted average interest rate at December 31, 1998 was 7.3%.

The $100.0 million Term Loan is due in 2005. The Term Loan permits the Company to choose from various interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Revolving Credit Facility approximates its face value. The Term Loan has a weighted average interest rate of 8.15% at December 31, 1998.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.8 million and b.) a $0.2 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.2 million.

   The Company has two interest rate swap agreements on a total of $50.0 million that fixed the LIBOR-based component of the interest rate formula as required by the Company's Credit Agreement. The swaps have a fixed ninety-day LIBOR component of 6.30% and 6.33%, and expire on November 1, 2000. The ninety-day LIBOR as of December 31, 1998 was 5.07%. These swaps are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts. The estimated fair value of the interest rate swaps is a liability of $1.2 million.

   Management does not believe there will be any significant changes in interest rates in the near future. However, no assurances can be given that economic conditions or interest rates will remain stable for any particular period.

   in the ordinary course of its business, the Company also is exposed to price changes in raw materials (particularly steel rod) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which the Company's suppliers operate. The Company generally does not use finanical instruments to manage its exposure to changes in commodity prices.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report Of Independent Public Accountants



To Dayton Superior Corporation:

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dayton Superior Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP



Dayton, Ohio
January 26, 1999    (except with respect to the matter discussed in Note 12, as to which the date is February 17, 1999)

                  Dayton Superior Corporation And Subsidiaries
                           Consolidated Balance Sheets
                                As of December 31
           (Amounts in thousands, except share and per share amounts)

ASSETS (Note 5)                                                                  1998            1997
                                                                              ---------       ---------
Current assets
   Cash                                                                       $     560       $    --
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $4,432 and $5,015                           42,996          35,054
   Inventories (Note 3)                                                          36,058          32,873
   Prepaid expenses and other current assets                                      4,396           3,047
   Prepaid income taxes                                                             828           2,087
   Future income tax benefits (Notes 3 and 8)                                     3,521           3,657
                                                                              ---------       ---------
       Total current assets                                                      88,359          76,718
                                                                              ---------       ---------
Rental equipment, net (Note 3)                                                   52,586          38,327
                                                                              ---------       ---------
Property, plant and equipment (Note 3)
   Land and improvements                                                          5,481           5,577
   Building and improvements                                                     20,030          19,330
   Machinery and equipment                                                       38,339          33,156
                                                                              ---------       ---------
                                                                                 63,850          58,063
                                                                              ---------       ---------
   Less accumulated depreciation                                                (22,069)        (16,711)
                                                                              ---------       ---------
       Net property, plant and equipment                                         41,781          41,352
                                                                              ---------       ---------
Goodwill and intangible assets, net of accumulated amortization (Note 3)         70,130          68,590
Other assets                                                                        764           1,943
                                                                              ---------       ---------
                  Total assets                                                $ 253,620       $ 226,930
                                                                              =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (Note 5)                                 $      32       $      32
   Accounts payable                                                              20,749          15,753
   Accrued compensation and benefits                                             12,443           7,480
   Other accrued liabilities                                                     10,408           8,088
                                                                              ---------       ---------
       Total current liabilities                                                 43,632          31,353
Long-term debt (Note 5)                                                         118,173         120,204
Deferred income taxes (Notes 3 and 8)                                            11,544           8,079
Other long-term liabilities (Note 7)                                              5,683           6,765
                                                                              ---------       ---------
       Total liabilities                                                        179,032         166,401
                                                                              ---------       ---------
Shareholders' equity (Note 6)
   Class A common shares; no par value; 20,539,500 shares authorized;
     5,200,472 and 4,261,806 shares issued and 5,193,174 and 4,261,806
     shares outstanding; 1 vote per share                                        42,316          33,386
   Class B common shares; no par value; 757,569 and 1,466,350 shares
     authorized, issued, and outstanding; 10 votes per share                      5,037           9,749
   Class A treasury shares, at cost, 7,298 and 0 shares                            (145)            -
   Cumulative foreign currency translation adjustment                              (266)           (191)
   Excess pension liability                                                         (15)            -
   Retained earnings                                                             27,661          17,585
                                                                              ---------       ---------
       Total shareholders' equity                                                74,588          60,529
                                                                              ---------       ---------
           Total liabilities and shareholders' equity                         $ 253,620       $ 226,930
                                                                              =========       =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements of Income
                             Years Ended December 31

           (Amounts in thousands, except share and per share amounts)

                                                                         1998              1997             1996
                                                                      ---------         ---------         ---------

Net sales (Note 3)                                                     $282,849          $167,412          $124,486
Cost of sales                                                           174,423           110,528            86,021
                                                                      ---------         ---------         ---------
   Gross profit                                                         108,426            56,884            38,465
Selling, general and administrative expenses                             76,392            37,277            23,637
Amortization of goodwill and intangibles                                  2,213             1,885             1,749
                                                                      ---------         ---------         ---------
   Income from operations                                                29,821            17,722            13,079
Other expenses
   Interest expense, net                                                 11,703             5,556             4,829
   Other expense (income), net                                             (202)              (64)               96
                                                                      ---------         ---------         ---------
   Income before income taxes and extraordinary item                     18,320            12,230             8,154
Provision for income taxes (Note 8)                                       8,244             5,277             3,538
                                                                      ---------         ---------         ---------
   Income before extraordinary item                                      10,076             6,953             4,616
Extraordinary item (Note 4)
   Loss on extinguishment of debt, net of income tax effect of
     1,419                                                                    -                 -            (2,314)
                                                                      ---------         ---------         ---------
Net income                                                              $10,076            $6,953            $2,302
                                                                      =========         =========         =========

Basic income per share before extraordinary item                          $1.72             $1.22             $1.02
Basic extraordinary item per share                                           -                  -             (0.51)
                                                                      ---------         ---------         ---------
Basic net income per share                                                $1.72             $1.22             $0.51
                                                                      =========         =========         =========

Weighted average common  shares outstanding                           5,867,338         5,703,601         4,547,527
                                                                      =========         =========         =========

Diluted income per share before extraordinary item                        $1.65             $1.17             $0.94
Diluted extraordinary item per share                                          -                 -             (0.47)
                                                                      ---------         ---------         ---------
Diluted net income per share                                              $1.65             $1.17             $0.47
                                                                      =========         =========         =========


Weighted average common and common share equivalents
   outstanding                                                        6,098,205         5,933,244         4,925,464
                                                                      =========         =========         =========






The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
               Consolidated Statements of Shareholders' Equity
                 Years Ended December 31, 1998, 1997 and 1996
                 (Amounts in thousands, except share amounts)



                                                    Class A                    Class B               Class A
                                                 Common Shares             Common Shares         Treasury Shares
                                               -----------------          --------------         ---------------
                                               Shares     Amount          Shares  Amount         Shares   Amount
                                               ------     ------          ------  ------         ------   ------
Balances at December 31, 1995                  2,804,500  $ 17,483      485,500    $ 1,942      2,000     $  (81)
Net income
Foreign currency translation adjustment
Excess pension liability adjustment
Exercise of warrants                            346,600       -
Conversion of Class B common shares
  into Class A common shares                    541,700      2,316     (541,700)    (2,316)
Conversion of Class A common shares
  into Class B common shares                 (1,522,550)   (10,123)   1,522,550     10,123
Retirement of Class A treasury shares            (2,000)       (81)                            (2,000)        81
Issuance of common shares for cash, net
  of issuance costs (Note 6b)                 2,030,950     23,041
                                              ---------    -------    ---------     ------      -----      -----
Balances at December 31, 1996                 4,199,200     32,636    1,466,350      9,749          -          -
Net income
Foreign currency translation adjustment
Issuance of common stock in lieu of
  directors' fees                                 8,258        104
Issuance of common shares in
  conjunction with acquisition (Note 2)          26,254        346
Exercise of stock options, net                   28,094        300
                                              ---------    -------    ---------     ------      -----      -----
Balances at December 31, 1997                 4,261,806     33,386    1,466,350      9,749          -          -
Net income
Foreign currency translation adjustment
Excess pension liability adjustment
Issuance of common stock in lieu of
  directors' fees                                 6,363        124
Issuance of common shares in
  conjunction with acquisition (Note 2)         222,496      4,078
Exercise of stock options, net                    1,026         16
Conversion of Class B common shares
  into Class A common shares                    708,781      4,712     (708,781)    (4,712)
Purchase of Class A treasury shares                                                             7,298       (145)
                                              ---------    -------    ---------     ------      -----      -----
Balances at December 31, 1998                 5,200,472    $42,316      757,569     $5,037      7,298      $(145)
                                              =========    =======    =========     ======      =====      =====

                                               Cumulative
                                                 Foreign
                                                Currency       Excess
                                               Translation     Pension        Retained
                                               Adjustment     Liability       Earnings     Total
                                               ----------     ---------       --------     -----
Balances at December 31, 1995                  $  (139)       $    (50)      $   8,330   $ 27,485
Net income                                                                       2,302      2,302
Foreign currency translation adjustment             (6)                                        (6)
Excess pension liability adjustment                                 50                         50
Exercise of warrants                                                                            -
Conversion of Class B common shares
  into Class A common shares                                                                    -
Conversion of Class A common shares
  into Class B common shares                                                                    -
Retirement of Class A treasury shares                                                           -
Issuance of common shares for cash, net
  of issuance costs (Note 6b)                                                              23,041
                                                 -----        --------         -------    -------
Balances at December 31, 1996                     (145)              -          10,632     52,872
Net income                                                                       6,953      6,953
Foreign currency translation adjustment            (46)                                       (46)
Issuance of common stock in lieu of
  directors' fees                                                                             104
Issuance of common shares in
  conjunction with acquisition (Note 2)                                                       346
Exercise of stock options, net                                                                300
                                                 -----        --------         -------    -------
Balances at December 31, 1997                     (191)              -          17,585     60,529
Net income                                                                      10,076     10,076
Foreign currency translation adjustment            (75)                                       (75)
Excess pension liability adjustment                                (15)                       (15)
Issuance of common stock in lieu of
  directors' fees                                                                             124
Issuance of common shares in
  conjunction with acquisition (Note 2)                                                     4,078
Exercise of stock options, net                                                                 16
Conversion of Class B common shares
  into Class A common shares                                                                    -
Purchase of Class A treasury shares                                                          (145)
                                                 -----        --------         -------    -------
Balances at December 31, 1998                    $(266)       $    (15)        $27,661    $74,588
                                                 =====        ========         =======    =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             Years Ended December 31

                             (Amounts in thousands)

                                                                               1998            1997            1996
                                                                              -------         -------         ------
Cash Flows From Operating Activities:
  Net income                                                                  $10,076          $6,953         $2,302
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary loss                                                            -               -            2,314
    Depreciation                                                               10,076           5,131          4,304
    Amortization of goodwill and intangibles                                    2,213           1,885          1,749
    Deferred income taxes                                                       1,792           1,017            320
    Amortization of debt discount and deferred financing costs                    821             565            235
    Gain on sales of rental equipment and property, plant and
       equipment                                                               (8,236)         (2,871)        (1,095)
  Change in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                        (4,830)          3,111          1,610
    Inventories                                                                (2,110)            527           (884)
    Prepaid income taxes                                                        1,259            (865)           633
    Accounts payable                                                            3,991          (2,136)          (740)
    Accrued liabilities and other long-term liabilities                         5,487          (2,690)        (2,368)
    Other, net                                                                   (938)           (260)          (614)
                                                                              -------         -------         ------
         Net cash provided by operating activities                             19,601          10,367          7,766
                                                                              -------         -------         ------
Cash Flows From Investing Activities:
  Property, plant and equipment additions                                      (7,215)         (4,410)        (3,198)
    Proceeds from sale of fixed assets                                          1,097             -              -
  Rental equipment additions                                                  (18,081)         (4,875)        (1,632)
    Proceeds from sales of rental equipment                                    11,298           3,628          1,098
  Acquisitions, net of cash acquired (Note 2)                                  (1,784)        (33,467)        (4,845)
    Other investing activities                                                    -               (15)           (69)
                                                                              -------         -------         ------
         Net cash used in investing activities                                (14,685)        (39,139)        (8,646)
                                                                              -------         -------         ------
Cash Flows From Financing Activities:
  Repayments of long-term debt                                                 (4,276)        (67,203)       (41,656)
  Issuance of long-term debt                                                      -           100,000         22,819
    Prepayment premium on extinguishment of long-term debt                        -               -           (2,400)
  Issuance of common shares                                                       140             404         23,041
  Financing costs and fees                                                        -            (4,586)          (358)
  Purchase of treasury shares                                                    (145)            -              -
  Payments to former shareholder for acquisition of common shares                 -               -           (1,000)
                                                                               ------          ------         ------
         Net cash provided by (used in) financing activities                   (4,281)         28,615            446
                                                                               ------          ------         ------
Effect of Exchange Rate Changes on Cash                                           (75)            (46)            (6)
                                                                               ------          ------         ------
         Net increase (decrease) in cash                                          560            (203)          (440)
Cash, beginning of year                                                           -               203            643
                                                                               ------          ------         ------
Cash, end of year                                                                $560          $  -             $203
                                                                               ======          ======         ======
Supplemental Disclosures:
  Cash paid for income taxes                                                   $5,055          $4,919         $2,345
  Cash paid for interest                                                       10,763           4,736          6,582
  Issuance of  long-term debt to seller in conjunction with acquisition           -             5,000            -
  Issuance of Class A common shares in conjunction with acquisition             4,078             346            -


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                            Years, Ended December 31

                             (Amounts in thousands)

                                                     1998          1997          1996
                                                    ------        ------        ------

Net income                                         $10,076        $6,953        $2,302
Other comprehensive income
     Foreign currency translation adjustment           (75)          (46)           (6)
     Excess pension liability adjustment               (15)            -            50
                                                    ------        ------        ------
Comprehensive income                                $9,986        $6,907        $2,346
                                                    ======        ======        ======
































The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996
        (Dollar amounts in thousands, except share and per share amounts)


(1)      The Company

         The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly owned subsidiaries, Dayton Superior Canada Ltd., Dur-O-Wal, Inc., Dur-O-Wal, Ltd., and commencing September 29, 1997, Symons Corporation ("Symons") (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated.

         The Company is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. As of December 31, 1998, the Company has a distribution system consisting of a network of 10 manufacturing/distribution plants and 47 service/distribution centers in the United States and Canada and over 4,000 dealers. The Company employs 749 salaried and 1,326 hourly personnel, of whom approximately 1,000 of the hourly personnel and six of the salaried personnel are represented by labor unions. One collective bargaining agreement expiring in 1999 covers 25 hourly employees at the Company's Des Plaines, IL facility. In 1998, hourly employees (45 as of December 31, 1998) at the Company's Kankakee, IL facility voted to be represented by a labor union. As of December 31, 1998, no collective bargaining agreement was in place.

         The only significant difference between the Company's Class A Common Shares (1 vote per share) and its Class B Common Shares (10 votes per share) are the number of votes per share. The Company's Class B Common Shares are owned by Ripplewood Holdings L.L.C. ("Ripplewood"). Ripplewood holds 13% of the Common Shares of the Company, which represents 59% of the voting rights as of December 31, 1998. See Note 12 for subsequent event.

     (2) Acquisitions

         (a) Symons Corporation- On September 29, 1997, the Company purchased the stock of Symons. Symons was a private company, which owned two businesses. The first business, the Symons division, is a leading manufacturer of prefabricated concrete forming systems. The second business, Richmond Screw Anchor, manufactures and sells concrete accessories. The addition of these two businesses provides the Company with both a complementary fourth business platform, concrete forming systems, and expansion in the concrete accessories market. The Symons division is being operated on a stand alone basis while the Richmond Screw Anchor business has been blended with the Company's existing concrete accessories division. The Company paid $34,000 (plus acquisition costs of $3,349) for the Common Stock of Symons, of which $32,349 was paid in cash and $5,000 was paid by delivery of a seven year unsecured note. The Company also assumed $47,670 of long-term debt. The purchase agreement between the Company and the former stockholders of Symons (the "Former Stockholders") relating to the Acquisition (the "Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Stockholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the terms of the Purchase Agreement. On June 12, 1998, the Former Stockholders filed a lawsuit in Delaware Chancery Court seeking a determination with respect to a limited number of issues involved in the dispute, which the Company believes can be resolved only through arbitration. On October 28, 1998, the Court granted the Company's motion to dismiss with respect to certain of these issues. On December 28, 1998, the Court stayed the proceeding with respect to the issues as to which it had retained jurisdiction, pending the outcome of arbitration commenced by the parties with respect to the purchase price adjustment. Either party may seek to reopen the proceedings following the arbitration. The Company intends to vigorously pursue its rights under the Purchase Agreement.

                  The cash portion of the purchase price was paid from the proceeds of the Company's credit agreement (Note 5). The allocation of the purchase price to the net assets acquired is as follows:



                  Current assets                                           $49,758
                  Rental equipment and property, plant
                  and equipment                                             55,283
                  Goodwill and intangible assets                             8,607
                  Other non-current assets                                   1,597
                  Current liabilities                                      (26,548)
                  Long-term debt                                           (47,670)
                  Other long-term liabilities                               (3,678)
                                                                           -------
                                                                           $37,349
                                                                           =======


                  The unaudited pro forma statements of income as though Symons had been acquired as of the beginning of 1996 are as follows:

                                                              1997          1996
                                                           ----------     ----------
                  Net sales                                 $252,326       $228,974
                  Gross profit                                91,167         76,450
                  Income before extraordinary item             6,867          5,406
                  Basic income per share before
                  extraordinary item                            1.20           0.95
                  Diluted income per share before
                  extraordinary item                            1.16           0.92

                  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Symons acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

         (b) Cempro, Inc.- Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. for $5,400 in cash. The business is being operated as a part of the Company's construction chemicals business, which was established in early 1999.

         (c) Secure, Inc.- In June 1998, the Company purchased substantially all of the assets of Secure, Inc., a subsidiary of The Lofland Company, for $654 in cash, including acquisition costs of $50. This business is being operated as a part of the Company's paving products division.

                  The acquisition has been accounted for as a purchase, and the results of Secure have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets including goodwill of $50. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

         (d) Concrete Accessories, Inc.- In May 1998, the Company purchased all of the stock of Concrete Accessories, Inc. (CAI). The purchase price was $6,744, including acquisition costs of $240, and was paid in cash of $421, assumption of long-term debt of $2,245, and delivery of 222,496 Class A Common Shares valued at $4,078. CAI is being operated as a part of the Company's concrete forming systems division.

                  The acquisition has been accounted for as a purchase, and the results of CAI have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired of $8,080, including goodwill of $2,155, and assumed liabilities other than long-term debt of $1,336. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

         (e) Northwoods- In May 1998, the Company purchased the assets of the Northwoods branches of Concrete Forming, Inc. for $750 in cash. The Northwoods branches are being operated as a part of the Company's concrete forming systems division.

                  The acquisition has been accounted for as a purchase, and the results of the Northwoods branches have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired including goodwill of $450. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

         (f) Ironco Manufacturing Co., Inc.- In February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. The purchase price, including acquisition costs, was $1,493 and was paid in cash of $1,147 and 26,254 Class A Common Shares.

                  The acquisition was accounted for as a purchase and the results of the companies have been included in the accompanying consolidated financial statements since the date of acquisition. This purchase price has been allocated based on the fair value of the assets acquired of $1,705, including goodwill of $504, and liabilities assumed of $212. Pro forma financial information is not required.

         (g) Steel Structures, Inc.- In April 1996, the Company purchased certain of the assets and assumed certain of the liabilities of Steel Structures, Inc., for $5,601 in cash. The business is being operated as a part of the Company's paving products business.

                  The acquisition was accounted for as a purchase and the results have been included in the accompanying consolidated financial statements since the date of acquisition. This purchase price has been allocated on the basis of the appraised fair value of the assets acquired of $6,113, including goodwill of $1,374, and liabilities assumed of $512. Pro forma financial information is not required.


 (3)     Summary of Significant Accounting Policies

         (a) Inventories- Substantially all inventories of the domestic concrete accessories, paving products and masonry products operations are stated at the lower of last-in, first-out ("LIFO") cost (which approximates current cost) or market. All other inventories of the Company are stated at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. The Company's inventories consist of raw materials of $7,659 and $6,957, and finished goods of $30,022 and $26,792 as of December 31, 1998 and 1997, net of net realizable value reserves of $1,623 and $876, respectively. The Company has no LIFO reserve as of December 31, 1998 and 1997.

         (b) Rental Equipment- Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line method. The balances as of December 31, 1998 and 1997 are net of accumulated depreciation of $6,796 and $2,496, respectively. Rental revenues were $44,242, $11,336 and $3,095 for the years ended December 31, 1998, 1997, and 1996, respectively. Cost of sales associated with rental revenues were $4,443, $1,475, and $1,175 for 1998, 1997, and 1996, respectively.

         (c) Property, Plant and Equipment- Property, plant and equipment are valued at cost and depreciated using straight-line and accelerated methods over their estimated useful lives of 10-30 years for buildings and improvements and 3-10 years for machinery and equipment.

                  Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

         (d) Goodwill and Intangible Assets- Goodwill and intangible assets are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of 40 years for goodwill, the term of the loan (5 to 8 years) for deferred financing costs and the term of the agreement (1 to 5 years) for license agreements. Accumulated amortization as of December 31, 1998 and 1997 was $16,867 and $14,087, respectively.

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

         (f) Environmental Remediation Liabilities- Effective January 1, 1997, the Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," ("SOP 96-1"). Adoption of SOP 96-1 did not have a material impact on the Company's consolidated financial statements.

         (g) Foreign Currency Translation Adjustment- The financial statements of foreign subsidiaries and branches are maintained in their functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of shareholders' equity. Transactions in foreign currencies are translated into U.S. dollars at the rate in effect on the date of the transaction. Changes in foreign exchange rates from the date of the transaction to the date of the settlement of the asset or liability is recorded as income or expense.

         (h) Net Income Per Share- Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding (adjusted for the stock split discussed in Note 6a) during the year.

                  Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common share equivalents outstanding (adjusted for the stock split discussed in Note
                  6a) during the year. Common share equivalents include the number of shares issuable upon the exercise of outstanding options and warrants, less the shares that could be purchased with the proceeds from the exercise of the options and warrants, based on the Company's average trading price.

                                                                                1998
                                                         -----------------------------------------------------
                                                            Income                Shares           Per Share
                                                         -------------     -----------------   ---------------
       Basic net income per share                           $10,076             5,867,338            $1.72
       Effect of stock options (Note 6c)                       -                  230,867
                                                         -------------     -----------------   ---------------
       Diluted net income per share                         $10,076             6,098,205            $1.65
                                                         =============     =================   ===============
                                                                                1997
                                                         -----------------------------------------------------
                                                            Income                Shares           Per Share
                                                         -------------     -----------------   ---------------
       Basic net income per share                           $6,953              5,703,601            $1.22
       Effect of stock options (Note 6c)                       -                  229,643
                                                         -------------     -----------------   ---------------
       Diluted net income per share                         $6,953              5,933,244            $1.17
                                                         =============     =================   ===============
                                                                                1996
                                                         -----------------------------------------------------
                                                            Income                Shares           Per Share
                                                         -------------     -----------------   ---------------
       Basic net income per share                           $2,302              4,547,527            $0.51
       Effect of stock options and warrants (Notes
                 6b and 6c)                                    -                  377,937
                                                         -------------     -----------------   ---------------
       Diluted net income per share                         $2,302              4,925,464            $0.47
                                                         =============     =================   ===============


         (i) Financial Instruments- The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowings. The swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

         (j) Revenue Recognition- The Company recognizes revenue on product and rental equipment sales on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

         (k) Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the reserve for excess and obsolete inventory, the allowance for doubtful accounts and sales returns and allowances, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers' compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

         (l) Reclassifications- Certain reclassifications have been made to prior years' amounts to conform to their 1998 classification.

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

(5)      Credit Arrangements

         The Company has a Credit Agreement to provide for a term loan and revolving credit facility, each of which is secured by substantially all of the assets of the Company. The Company used the proceeds of the Credit Agreement to fund the acquisition of all outstanding shares of Symons and to repay all amounts outstanding on the existing term and revolving loans of both the Company and Symons. As a result, deferred financing costs of $255 related to the Company's term and revolving loans were expensed and reflected as interest expense in the accompanying 1997 statement of income.

         The $100,000 Term Loan requires quarterly interest payments, with principal amount due in 2005. The Term Loan permits the Company to choose from various interest rate options and has a weighted average interest rate of 8.15% at December 31, 1998.

         Amounts available under the Revolving Credit Facility are equal to the lesser of (i) $40,000 or (ii) the sum of (x) 85% of eligible accounts receivable, and (y) 60% of eligible inventories. The amount available under the Revolving Credit Facility was $40,000 at December 31, 1998. The Revolving Credit Facility will terminate in 2002, and has interest options based on (a) Bank One, Dayton, NA's prime rate (7.75% at December 31, 1998) plus an amount between 0% and 1% depending on the level of certain financial ratios (0.5% at December 31, 1998), or (b) LIBOR plus an amount between 0.75% and 2.00% depending on the level of certain financial ratios (1.50% at December 31, 1998). The weighted average interest rate at December 31, 1998 was 7.3%. A commitment fee of between 0.125% and 0.400% per annum will be payable on the average unused amount depending on the level of certain financial ratios (0.25% at December 31, 1998).

         Average borrowings under the Revolving Credit Facility and its predecessors were $19,679, $25,266, and $21,400, during 1998, 1997, and
         1996, respectively, at an approximate weighted average interest rate of 7.7%, 7.6%, and 8.2%, respectively. The maximum borrowings outstanding during 1998, 1997, and 1996 were $26,620, $32,403, and $28,180, respectively.

         To manage its interest rate risk, the Company entered into two interest rate swap agreements on a total of $50,000 of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swaps have a fixed ninety-day LIBOR component of 6.30% and 6.33%, and expire on November 1, 2000. The ninety-day LIBOR as of December 31, 1998 was 5.07%. All fluctuations in rate resulting from the swaps are accounted for as interest expense. These swaps are required by the Company's Credit Agreement and are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts.

         The Credit Agreement contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum leverage ratio, a minimum fixed charge coverage ratio and limit its ability to pay dividends on Common Shares. The Company was in compliance with its loan covenants as of December 31, 1998.

         In conjunction with the acquisition of Symons, the Company issued a $5,000, seven-year unsecured note to one of the Former Stockholders. The note requires monthly interest payments, with principal due in September 2004. The note bears interest at a fixed rate of 10.5%.

         The Company has an Economic Development Loan from the city of Parsons, Kansas. The loan bears interest at 7.0% and is payable in quarterly installments of $8 through July 2005. The loan is secured by real estate in Parsons.

         Following is a summary of the Company's long-term debt as of December 31, 1998 and 1997:

                                                                            1998           1997
                                                                          --------        --------
            Revolving lines of credit                                     $ 13,000        $ 15,000
            1997 Term Loan                                                 100,000         100,000
            Note payable to one of the Former Shareholders                   5,000           5,000
            City of Parsons, Kansas Economic Development Loan                  205             236
                                                                          --------        --------
            Total long-term debt                                           118,205         120,236
            Less current portion                                               (32)            (32)
                                                                          --------        --------
            Long-term portion                                             $118,173        $120,204
                                                                          ========        ========

         Scheduled maturities of long-term debt are $32, $32, $32, $13,032, $32 and $105,045 for 1999, 2000, 2001, 2002, 2003, and thereafter, respectively.

         The fair market value of the Company's fixed rate long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1998, the estimated fair value of the Note payable to Former Shareholder of Symons is $5,782. The estimated fair value of the City of Parsons, Kansas Economic Development Loan is $203. The estimated fair values of the Term Loan and Revolving Credit Facility approximate their face values, as these facilities have variable interest rates tied to market rates. The estimated fair value of the interest rate swap agreements is a liability of $1,242.


(6)      Common and Redeemable Preferred Shares

         (a) Stock Split- In June 1996, the Company authorized a 50-for-1 stock split for Class A and B Common Shares. All references in the financial statements to number of shares or share prices have been restated to reflect the split.

         (b) Public Offering of Company Shares- In June 1996, the Company completed an initial public offering of 1,974,750 shares of Class A Common Shares and received proceeds of $22,358, net of expenses. The proceeds from the offering were used to prepay long-term debt.

                  In July 1996, the underwriters of the Company's initial public offering of Class A Common Shares exercised a portion of their over-allotment option pursuant to which the Company issued 56,200 shares of Class A Common Shares and Ripplewood Holdings L.L.C. converted 56,200 shares of its Class B Common Shares into Class A Common Shares and sold those shares. The Company's proceeds of $683 from the issuance of those shares were used to reduce the outstanding balance of the existing revolving line of credit.

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

                                                                                            1998        1997          1996
                                                                                            ----        ----          ----

                    Income before extraordinary item available to
                    common shareholders:                           As Reported            $10,076      $6,953         $4,616
                                                                   Pro Forma                9,835       6,857          4,561
                    Basic income per share before extraordinary
                    item:                                          As Reported               1.72        1.22           1.02
                                                                   Pro Forma                 1.68        1.20           1.00
                    Diluted income per share before
                    extraordinary item:                            As Reported               1.65        1.17           0.94
                                                                   Pro Forma                 1.62        1.16           0.92

                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  As of December 31, 1998, the Company may grant options for up to 228,000 and 24,667 shares under the 1997 Restricted Plan and the 1997 Director Plan, respectively. No further options may be granted under the 1994, 1995 and 1996 Plans. The Company granted 83,833 options during 1998, of which, 9,333 vested immediately, and the other 74,500 vest ratably over three years. All options expire ten years after the date of grant.

                  A summary of the status of the Company's stock option plans at December 31, 1998, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                                                Number of        Weighted Average Exercise
                                                                                  Shares              Price Per Share
                                                                              -------------      --------------------------
                   Outstanding at December 31, 1995                              272,750                 $  2.44
                   Granted at a fair value of $4.26                               25,000                   10.38
                                                                                 -------                  ------
                   Outstanding at December 31, 1996                              297,750                    3.11
                   Granted at a weighted average fair value of $5.25              31,000                   12.52
                   Exercised                                                     (40,000)                   4.17
                   Canceled                                                      (12,500)                  10.38
                                                                                 -------                  ------
                   Outstanding at December 31, 1997                              276,250                    3.57
                   Granted at a weighted average fair value of $6.83              83,833                   17.11
                   Exercised                                                      (2,050)                   2.46
                                                                                 -------                  ------
                   Outstanding at December 31, 1998                              358,033                  $ 6.75
                                                                                 =======                  ======



         Price ranges and other information for stock options outstanding at December 31, 1998 are as follows:

                                                                  Outstanding                           Exercisable
                                                        --------------------------------------      ---------------------
                                                                   Weighted        Weighted                     Weighted
                                                                    Average         Average                      Average
                                                                   Exercise        Remaining                     Exercise
                    Range of Exercise Prices            Shares      Price            Life           Shares        Price
                    ------------------------            ------    ----------       -----------      ------        -------
                    $ 1.96 - $ 4.00                     243,200       $  2.44        5.6 years      243,200       $  2.44
                    $12.50 - $12.63                      31,000         12.52        8.5             24,750         12.53
                    $16.81 - $19.91                      83,833         17.11        9.2              9,333         19.46
                                                        -------       -------        ---------      -------       -------
                                                        358,033       $  6.75        6.7 years      277,283       $  3.92
                                                        =======       =======        =========      =======       =======



                  The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.67% to 5.70%, 6.17% to 6.56%, and 6.11%; expected dividend yield of 0%; expected lives of 6 years; and expected volatility of 27.87%, 28.50%, and 27.96%.

         (d) Treasury Shares- The Company has agreed to repurchase Class A Common Shares issued to the former shareholders of CAI. Under certain circumstances, the former shareholders may require the Company to purchase Class A Common Shares at the previous day's closing price per share. The aggregate value of the purchases is limited to $250 during each three-month period beginning December 1, 1998 and ending May 22, 1999. As of December 31, 1998, 7,298 Class A Common Shares had been repurchased for $145 under such agreement.

(7)      Retirement Plans

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

                  Postretirement Benefits- The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees that retired prior to May 1, 1995.

                                                                 PENSION         PENSION       OTHER      OTHER
                                                                 BENEFITS        BENEFITS     BENEFITS   BENEFITS
                                                                   1998            1997           1998      1997
                                                                 --------        --------     --------   --------
                  CHANGE IN BENEFIT OBLIGATION
                  Benefit obligation at beginning of year        $ 29,169        $  6,796        $ 681        $ -
                  Service cost                                        619             794          -            -
                  Interest cost                                     1,630             845           71          -
                  Acquisition                                         -            21,194          -            694
                  Amendments                                         (360)            -            312          -
                  Actuarial loss (gain)                               135              (1)        (128)         -
                  Benefits paid                                      (712)           (459)         (61)         (13)
                                                                 --------        --------     --------   ----------
                  Benefit obligation at end of year              $ 30,481        $ 29,169        $ 875        $ 681
                                                                 ========        ========     ========   ==========
                  CHANGE IN PLAN ASSETS
                  Fair value of plan assets at beginning
                  of year                                        $ 27,249        $  6,219      $   -         $  -
                  Actual return on plan assets                      2,402           1,085          -            -
                  Acquisition                                         -            19,707          -            -
                  Employer contribution                               216             697           61           13
                  Benefits paid                                      (712)           (459)         (61)         (13)
                                                                 --------        --------     --------   ----------
                  Fair value of plan assets at end of year       $ 29,155        $ 27,249      $   -        $   -
                                                                 ========        ========     ========   ==========

                  FUNDED STATUS                                  $ (1,326)       $ (1,920)       $(875)       $(681)
                  Unrecognized prior service cost                    (155)            202          288          -
                  Unrecognized net gain                              (759)           (150)        (124)         -
                                                                 --------        --------     --------   ----------
                  Net amount recognized                          $ (2,240)       $ (1,868)       $(711)       $(681)
                                                                 ========        ========     ========   ==========

                  AMOUNTS RECOGNIZED IN THE STATEMENT OF
                  FINANCIAL POSITION CONSIST OF:
                     Accrued benefit liability                   $ (2,440)       $ (1,868)       $(875)       $(681)
                     Intangible asset                                 185             -            163          -
                     Accumulated other comprehensive income            15             -            -            -
                                                                 --------        --------     --------   ----------
                  Net amount recognized                          $ (2,240)       $ (1,868)       $(712)       $(681)
                                                                 ========        ========     ========   ==========

                  ASSUMPTIONS AS OF DECEMBER 31
                  Discount rate                                      6.75%              7%        6.75%        8.25%
                  Expected return on plan assets                        8%              8%         N/A          N/A
                  Rate of compensation increase                         4%              4%         N/A          N/A

                  COMPONENTS OF NET PERIODIC BENEFIT COST
                  Service cost                                   $    619        $    794        $   -        $ -
                  Interest cost                                     1,630             845           70          -
                  Expected return on plan assets                   (1,655)           (898)          (4)         -
                  Amortization of prior service cost                   (3)             17           24          -
                  Recognized actuarial gain                            (3)            -            -            -
                                                                 --------        --------     --------   ----------
                  Net periodic cost                              $    588        $    758        $  90        $ -
                                                                 ========        ========     ========   ==========

                  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2,893, $2,855, and $2,692, respectively, as of December 31, 1998 and $1,200, $1,200, and $1,060, respectively as of December 31, 1997.

                  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                             1 Percentage                1 Percentage
                                                                            Point Increase              Point Decrease
                                                                            --------------              --------------
                    Effect on total of service and interest cost components      $ 3                        $ (3)
                    Effect on the postretirement benefit obligation               46                         (43)

         (b) Multi-Employer Pension Plan- Approximately 12% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $287, $157, and $89, for the years ended December 31, 1998, 1997, and 1996, respectively.

         (c) 401(k) Savings Plan- Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% (on the first 2%) according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $531, $345, and $295, for the years ended December 31, 1998, 1997, and 1996, respectively.

         (d) Retirement Contribution Account- During 1998, the Company implemented a defined contribution plan for substantially all salaried employees. No contributions are permitted by the employees, and the Company contributes 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount expensed for the year ended December 31, 1998 was $1,167.

(8)      Income Taxes

         The following is a summary of the components of the Company's income tax provision for the years ended December 31, 1998, 1997, and 1996:

                                                                   1998           1997          1996
                                                                  ------          ------        ------
                     Currently payable:
                          Federal                                 $5,312          $3,521        $2,201
                          State and local                          1,398             704           420
                     Deferred                                      1,534           1,052           917
                                                                  ------          ------        ------
                     Total provision                              $8,244          $5,277        $3,538
                                                                  ======          ======        ======

         The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 1998, 1997, and 1996 for the following reasons:

                                                                   1998           1997          1996
                                                                   ----           ----          ----
                     Statutory income tax rate                     35.0%          34.0%         34.0%
                     State income taxes (net of federal
                          tax benefit)                              4.8            4.0           2.6
                     Nondeductible goodwill
                         amortization and other
                         permanent differences                      5.2            5.1           7.0
                     Other, net                                     -               -           (0.2)
                                                                   ----           ----          ----
                     Effective income tax rate                     45.0%          43.1%         43.4%
                                                                   ====           ====          ====

         The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 1998 and 1997 are as follows:

                                                                           1998           1997
                                                                          -------        -------
                     Current deferred taxes:
                          Inventory reserves                             $     50        $  (657)
                          Accounts receivable reserves                      1,712          1,623
                          Alternative minimum tax credit
                              carryforwards                                     -            549
                          Accrued liabilities                               2,280          2,218
                          Other                                              (521)           (76)
                                                                          -------        -------
                              Total                                         3,521          3,657
                                                                          -------        -------

                     Long-term deferred taxes:
                          Accelerated depreciation                        (13,034)       (10,922)
                          Other long-term liabilities                       2,428          2,855
                          Other                                              (938)           (12)
                                                                          -------        -------
                              Total                                       (11,544)        (8,079)
                                                                          -------        -------
                              Net deferred taxes                          $(8,023)       $(4,422)
                                                                          =======        =======

(9)      Segment Reporting

         The Company operates in four segments, each with a general manager: concrete accessories (Dayton/Richmond(R)), concrete forming systems (Symons(R)), paving products (American Highway Technology(R)) and masonry products (Dur-O-Wal(R)). The segments are differentiated by their products and services, all of which serve the construction industry.

         Sales between segments for the year ended December 31, 1998 are recorded at normal selling price by the selling division and at cost for the buying division, with the profit recorded as an intersegment elimination. For the years ended December 31, 1997 and 1996, intersegment sales were not significant. Segment assets include accounts receivable; inventories; property, plant, and equipment; rental equipment; and an allocation of goodwill. Corporate and unallocated assets include cash, prepaid income taxes, future tax benefits, and financing costs. Export sales and sales by non-U.S. affiliates are not significant.

         Information about the profit (loss) of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                   1998             1997          1996
                                                                ---------       ---------       ---------

                  Concrete Accessories                          $ 128,119       $  92,251       $  76,637
                  Concrete Forming Systems                         99,471          21,066             -
                  Paving Products                                  30,967          29,177          21,930
                  Masonry Products                                 24,292          24,918          25,919
                                                                ---------       ---------       ---------
                  Net sales to external customers               $ 282,849       $ 167,412       $ 124,486
                                                                =========       =========       =========

                  Concrete Accessories                          $   3,348       $     -         $     -
                  Concrete Forming Systems                      $   5,240       $     -         $     -
                                                                ---------       ---------       ---------
                  Net sales to other segments                   $   8,588       $     -         $     -
                                                                =========       =========       =========

                  Concrete Accessories                          $   4,053       $   2,744       $   3,735
                  Concrete Forming Systems                          6,543           1,903             -
                  Paving Products                                     567             466             415
                  Masonry Products                                    540             443             679
                                                                ---------       ---------       ---------
                  Interest expense                              $  11,703       $   5,556       $   4,829
                                                                =========       =========       =========

                  Concrete Accessories                          $  19,387       $  13,723       $   9,477
                  Concrete Forming Systems                          6,133             364             -
                  Paving Products                                   1,677           1,377             906
                  Masonry Products                                    487               5             601
                  Intersegment Eliminations                        (4,153)            -               -
                  Corporate                                        (5,211)         (3,239)         (2,830)
                                                                ---------       ---------       ---------
                  Income before income taxes                    $  18,320       $  12,230       $   8,154
                                                                =========       =========       =========

                  Concrete Accessories                          $   3,383       $   2,618       $   2,892
                  Concrete Forming Systems                          4,992             891             -
                  Paving Products                                     379             311             142
                  Masonry Products                                  1,279           1,264           1,216
                  Corporate                                            43              47              54
                                                                ---------       ---------       ---------
                  Depreciation                                  $  10,076       $   5,131       $   4,304
                                                                =========       =========       =========

                  Concrete Accessories                          $   1,265       $   1,225       $   1,188
                  Concrete Forming Systems                            341              24             -
                  Paving Products                                     177             206             131
                  Masonry Products                                    430             430             430
                                                                ---------       ---------       ---------
                  Amortization of goodwill and intangibles      $   2,213       $   1,885       $   1,749
                                                                =========       =========       =========

         Information regarding each segment's assets and the reconciliation to the consolidated amounts as of December 31, 1998 and 1997 is as follows:

                                                                 1998          1997
                                                                ---------      ---------
                   Concrete Accessories                        $   93,898     $   91,952
                   Concrete Forming Systems                       116,064         90,796
                   Paving Products                                  9,445          9,134
                   Masonry Products                                26,115         25,316
                   Corporate and Unallocated                        8,098          9,732
                                                                ---------      ---------
                   Total Assets                                 $ 253,620      $ 226,930
                                                                =========      =========

         Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                  1998        1997        1996
                                                                -------      ------      ------
                  Concrete Accessories                          $ 3,348      $2,449      $2,335
                  Concrete Forming Systems                        2,044       1,231         -
                  Paving Products                                 1,200         401         379
                  Masonry Products                                  439         320         480
                  Corporate                                         184           9           4
                                                                -------      ------      ------
                  Property, Plant, and Equipment Additions      $ 7,215      $4,410      $3,198
                                                                =======      ======      ======

                  Concrete Accessories                          $ 2,860      $1,966      $1,632
                  Concrete Forming Systems                      $15,221      $2,909    $    -
                                                                -------      ------      ------
                  Rental Equipment Additions                    $18,081      $4,875      $1,632
                                                                =======      ======      ======


(10)     Commitments and Contingencies

         (a) Operating Leases- Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $4,233, $2,758, and $1,899, for the years ended December 31, 1998, 1997 and 1996, respectively. Terms generally range from one to ten years and some contain renewal options. The approximate aggregate minimum annual rental commitments under non-cancelable operating leases are $4,117, $3,321, $1,951, $1,637, $910, and $1,547 for 1999,
                  2000, 2001, 2002, 2003, and thereafter, respectively.

         (b) Litigation- Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. The Company believes that there is no merit to these allegations, remains committed to vigorously pursuing post-trial motions and appeals, and is seeking to vacate the judgments in their entirety. The Company believes that, in the event the judgments against it are not completely set aside, it has numerous substantial grounds for a successful appeal and intends to vigorously pursue its appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the ultimate outcome of this litigation to be not estimable. Accordingly, the Company has not recorded any liability for the resolution of this suit. In the event the Company is unsuccessful in its post-trial motions and appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

                  Additionally, the Company is a defendant in other various legal proceedings arising out of the conduct of its business. While the ultimate outcome of these lawsuits cannot be determined at this time, management is of the opinion that any liability, notwithstanding recoveries from insurance, would not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

         (c) Self-Insurance- The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 1998, 1997 and 1996. The Company has reserved $4,737 and $4,578 as of December 31, 1998 and 1997, respectively.

(11)     Related Party Transactions

         During 1997, the Company paid Ripplewood a fee of $400 for financial advisory services in connection with the acquisition of Symons Corporation and related financing transactions.

         During 1996, the Company paid Ripplewood a management fee of $125. This fee was not charged after the initial public offering. The Company paid Ripplewood a fee of $600 at the time the initial public offering was completed for additional services provided in connection with the offering and related transactions. In addition, prior to 1997, the Company reimbursed Ripplewood for the allocable costs of certain insurance policies purchased by Ripplewood which covered both the Company and Ripplewood.

(12)     Subsequent Event (Unaudited)

         On February 17, 1999, Ripplewood informed the Company that it was converting all 757,569 Class B Common Shares held by it into an equal number of Class A Common Shares and sold those Class A Common Shares. As a result of the conversion, no Class B Common Shares remain outstanding.

(13)     Quarterly Financial Information (Unaudited)

                                                                                    1998
                                                       ---------------------------------------------------------------
                                                        First        Second           Third         Fourth        Full
           Quarterly Operating Data                    Quarter       Quarter         Quarter        Quarter       Year
           ------------------------                    -------       -------         -------        -------       ----
           Net sales                                   $ 59,227        $76,754        $82,809       $64,059     $282,849
           Gross profit                                  20,254         28,441         34,174        25,557      108,426
           Net income (loss)                             (1,009)         3,731          6,226         1,128       10,076
           Basic net income (loss) per share(a)        $  (0.18)       $  0.64        $  1.05       $  0.19     $   1.72
           Diluted net income (loss) per share(a)      $  (0.18)       $  0.61        $  1.01       $  0.18     $   1.65
           Stock Price:
              High                                      $20.375        $22.125        $21.375       $20.875     $ 22.125
              Low                                       $15.875        $16.500        $16.625       $14.375     $ 14.375
                                                                                    1997
                                                       ---------------------------------------------------------------
                                                        First        Second         Third          Fourth        Full
           Quarterly Operating Data                    Quarter       Quarter        Quarter        Quarter       Year
           ------------------------                    -------       -------        -------        -------       ----
           Net sales                                    $25,980        $39,839        $42,592       $59,001     $167,412
           Gross profit                                   7,708         12,933         14,381        21,862       56,884
           Net income                                       160          2,951          3,393           449        6,953
           Basic net income per share(a)                $  0.03        $  0.52        $  0.60       $  0.08     $   1.22
           Diluted net income per share(a)                $0.03        $  0.51        $  0.58       $  0.08     $   1.17
           Stock Price:
                  High                                  $13.500        $13.250        $19.438       $19.000     $ 19.438
                  Low                                   $11.250        $ 9.750        $12.500       $14.813     $  9.750



(a) The total of the quarterly income (loss) per share before extraordinary item does not equal the annual income per share before extraordinary item due to the timing of the issuance of the Company's Common Shares and the omission of common share equivalents in quarters with net losses for 1998 and due to rounding and to fluctuations in the Company's stock price for 1997.

                  Dayton Superior Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996

                             (Amounts in thousands)


                                                               Additions                     Deductions
                                                      -------------------------       --------------------
                                                                                      Charges for
                                                         Charged                         Which
                                         Balance at    (Credited)                       Reserves                   Balance
                                          Beginning   to Costs and      Other             Were                     at End
                                           of Year      Expenses      Additions         Created      Other         of Year
                                         ----------   ------------    ---------       ----------    ------        --------

Allowances for Doubtful Accounts and
Sales Returns and Allowances

For the year ended December 31, 1998       $5,015        3,086          -            (2,422)       (1,247)(2)       $4,432


For the year ended December 31, 1997       $  449           27        4,788(1)         (249)          -             $5,015


For the year ended December 31, 1996       $  708         (191)         -               (68)          -             $  449



(1) Acquisition of Symons Corporation

(2) Reduction of amount from acquisition of Symons Corporation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information required by this Item 10 is incorporated herein by reference to the information under the headings "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 12, 1999, except for certain information concerning the executive officers of the Company, which is set forth at the end of Part I of this Annual Report.

ITEM 11.       EXECUTIVE COMPENSATION.

               The information required by this Item 11 is incorporated by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," "Executive Compensation," "Report of Compensation and Benefits Committee on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 12, 1999.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information required by this Item 12 is incorporated herein by reference to the information under the heading "Ownership of Common Shares" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 12, 1999.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Not applicable.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) FINANCIAL STATEMENTS The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 1998 and 1997.

               Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

               Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997, and 1996.

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

               (b) Reports on Form 8-K. During the quarter ended December 31, 1998, the Company filed the following Current Reports on Form 8-K:

               CURRENT REPORT ON FORM 8-K. dated December 31, 1998 reporting under Item 5 (Other Events) a jury verdict rendered against Symons Corporation.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DAYTON SUPERIOR CORPORATION

               March 30, 1999

                                       By /s/ John A. Ciccarelli
                                          ----------------------
                                          John A. Ciccarelli
                                          President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

            NAME                      TITLE                                    DATE

/s/ John A. Ciccarelli          Director, President and Chief Executive     March 30, 1999
----------------------------    Officer
John A. Ciccarelli

/s/ Alan F. McIlroy             Vice President and Chief Financial Officer  March 30, 1999
----------------------------    (Principal Financial Officer)
Alan F. McIlroy

/s/ Thomas W. Roehrig           Corporate Controller                        March 30, 1999
----------------------------    (Principal Accounting Officer)
Thomas W. Roehrig

/s/ Matthew O. Diggs, Jr.       Non-Executive Chairman of the Board         March 30, 1999
----------------------------
Matthew O. Diggs, Jr.

/s/ William F. Andrews          Director                                    March 30, 1999
----------------------------
William F. Andrews

/s/ Timothy C. Collins          Director                                    March 29, 1999
----------------------------
Timothy C. Collins

/s/ Matthew M. Guerreiro        Director                                    March 23, 1999
----------------------------
Matthew M. Guerreiro

/s/ Robert B. Holmes            Director                                    March 30, 1999
----------------------------
Robert B. Holmes

                                INDEX OF EXHIBITS
                                -----------------

  Exhibit No.                    Description

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

            4.2.1  First Amendment to Credit Agreement dated as of October
                   23, 1997                                                   **

            4.2.2  Third (sic) Amendment to Credit Agreement dated as of
                   June 26, 1998 [Incorporated herein by reference to
                   Exhibit 4.1 to the Company's Quarterly Report on Form
                   10-Q for the Quarter ended July 3, 1998].                  +


  (10)      MATERIAL CONTRACTS

            10.1   1994 Stock Option Plan [Incorporated herein by reference
                   to Exhibit 10.9 to the Company's Registration Statement
                   on Form S-1 (Reg. No. 333-2974).]                          +*

            10.1.1 First Amendment to 1994 Stock Option Plan [Incorporated
                   herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended
                   September 26, 1997.]                                       +*

            10.2   1995 Stock Option Plan [Incorporated herein by reference
                   to Exhibit 10.10 to the Company's Registration Statement
                   on Form S-1 (Reg. No. 333-2974).]                          +*

            10.2.1 First Amendment to 1995 Stock Option Plan [Incorporated
                   herein reference to Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the Quarter ended
                   September 26, 1997.]                                       +*

            10.3   1996 Stock Option Plan [Incorporated herein by reference
                   to Exhibit 10.12 to the Company's Registration Statement
                   on Form S-1 (Reg. No. 333-2974).]                          +*

            10.4 1997 Stock Option and Restricted Stock Plan [Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended
                   June 27, 1997.]                                            +*

            10.5   1997 Nonemployee Director Stock Option Plan
                   [Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter
                   ended June 27, 1997.]                                      +*

            10.6 Nonemployee Directors Compensation Program [Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July
                   3, 1998.]                                                  +*

            10.7   Management Incentive Plan                                   *

            10.8 Agreement dated as of May 9, 1997 by and among Symons Corporation, the stockholders of Symons Corporation and the Company. [Incorporated herein by reference to
                   Exhibit 2.1 to the Company's Current Report on Form 8-K
                   dated June 2, 1997.]                                       +

  (21)      SUBSIDIARIES OF THE REGISTRANT
            21.1     Subsidiaries of the Company                              **

  (23)      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS                         **

  (99)      FINANCIAL DATA SCHEDULE
            99.1     Financial Data Schedule                                  **

----------------------------
* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.
** Filed herewith
 + Previously filed