Form 10-Q
period 1999-04-02
DAYTON SUPERIOR CORP
filed 1999-05-14
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                            COMMISSION FILE NUMBER
    APRIL 2, 1999                                        1-11781


                           DAYTON SUPERIOR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                           31-0676346
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                          Identification No.)

    7777 Washington Village Dr., Suite 130
    Dayton, Ohio                                               45459
---------------------------------------                -----------------------
    (Address of principal                                    (Zip Code)
    executive offices)

Registrant's telephone number, including area code:   937-428-6360
                                                    ----------------

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             YES     X         NO
                                                  -------         -------

5,943,446 Class A Common Shares were outstanding as of May 3, 1999

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    As of April 2, 1999 and December 31, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                                        April 2,   December 31,
                                                                         1999          1998
                                                                      ----------   ------------
                                     ASSETS
Current assets
   Cash                                                               $    --      $     560
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $4,608 and $4,432                   48,792       42,996
   Inventories (Note 3)                                                  38,361       36,058
   Prepaid expenses and other current assets                              3,199        4,396
   Prepaid income taxes                                                     904          828
   Future income tax benefits                                             3,497        3,521
                                                                      ---------    ---------
       Total current assets                                              94,753       88,359
                                                                      ---------    ---------

Rental equipment, net (Note 3)                                           56,593       52,586
                                                                      ---------    ---------

Property, plant and equipment                                            66,151       63,850
   Less accumulated depreciation                                        (24,004)     (22,069)
                                                                      ---------    ---------
       Net property, plant and equipment                                 42,147       41,781
                                                                      ---------    ---------

Goodwill and intangible assets, net of accumulated amortization          73,091       70,130
Other assets                                                                711          764
                                                                      ---------    ---------
                  Total assets                                        $ 267,295    $ 253,620
                                                                      =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (Note 4)                         $      32    $      32
   Accounts payable                                                      23,485       20,749
   Accrued compensation and benefits                                      9,602       12,443
   Other accrued liabilities                                              8,622       10,408
                                                                      ---------    ---------
       Total current liabilities                                         41,741       43,632

Long-term debt (Note 4)                                                 133,735      118,173
Deferred income taxes                                                    11,090       11,544
Other long-term liabilities                                               6,599        5,683
                                                                      ---------    ---------
       Total liabilities                                                193,165      179,032
                                                                      ---------    ---------

Shareholders' equity
  Class A common shares                                                  47,353       42,316
  Class B common shares                                                    --          5,037
  Class A treasury shares                                                  (266)        (145)
  Cumulative other comprehensive income                                    (263)        (281)
  Retained earnings                                                      27,306       27,661
                                                                      ---------    ---------
       Total shareholders' equity                                        74,130       74,588
                                                                      ---------    ---------
       Total liabilities and shareholders' equity                     $ 267,295    $ 253,620
                                                                      =========    =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
        For The Three Fiscal Months Ended April 2, 1999 and April 3, 1998
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    1999           1998
                                                                -----------    -----------
Net sales                                                       $    68,196    $    59,227

Cost of sales                                                        44,771         39,510
                                                                -----------    -----------

   Gross profit                                                      23,425         19,717

Selling, general and administrative expenses                         20,449         17,965

Amortization of goodwill and intangibles                                647            495
                                                                -----------    -----------

   Income from operations                                             2,329          1,257

Other expenses

   Interest expense, net                                              2,975          2,993

   Other expense, net                                                  --                4
                                                                -----------    -----------

   Loss before benefit for income taxes                                (646)        (1,740)

Benefit for income taxes                                               (291)          (731)
                                                                -----------    -----------

Net loss                                                        $      (355)   $    (1,009)
                                                                ===========    ===========

Basic net loss per share                                        $     (0.06)   $     (0.18)
                                                                ===========    ===========


Basic weighted average common shares outstanding                  5,947,516      5,728,996
                                                                ===========    ===========

Diluted net loss per share                                      $     (0.06)   $     (0.18)
                                                                ===========    ===========

Diluted weighted average common and common equivalents shares
   outstanding                                                    5,947,516      5,728,996
                                                                ===========    ===========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For The Three Fiscal Months Ended April 2, 1999 and April 3, 1998
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                   1999        1998
                                                                                 --------    --------
Cash Flows From Operating Activities:
   Net loss                                                                      $   (355)   $ (1,009)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                   3,015       2,745
     Amortization of goodwill and intangibles                                         647         495
     Deferred income taxes                                                           (430)       (114)
     Amortization of debt discount and deferred financing costs                       200         182
     Gain on sales of rental equipment and property, plant
       and                                                                         (2,076)     (1,592)
       equipment
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                             (5,111)     (4,516)
   Inventories                                                                     (1,990)     (1,953)
   Prepaid income taxes                                                               (76)         60
   Accounts payable                                                                 2,630       4,129
   Accrued liabilities and other long-term liabilities                             (3,711)       (499)
   Other, net                                                                       1,182          30
                                                                                 --------    --------
           Net cash used by operating activities                                   (6,075)     (2,042)
                                                                                 --------    --------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                         (1,607)     (1,159)
   Proceeds from sale of fixed assets                                                 232        --
   Rental equipment additions                                                      (6,012)     (4,034)
   Proceeds from sales of rental equipment                                          2,971       2,392
   Acquisitions (Note 2)                                                           (5,528)       --
                                                                                 --------    --------
           Net cash used in investing activities                                   (9,944)     (2,801)
                                                                                 --------    --------

Cash Flows From Financing Activities:
   Issuance of long-term debt                                                      15,562       4,823
   Purchase of treasury shares                                                       (121)       --
   Issuance of common stock                                                          --            14
                                                                                 --------    --------
           Net cash provided by financing activities                               15,441       4,837
                                                                                 --------    --------

Effect of Exchange Rate Changes on Cash                                                18           6
                                                                                 --------    --------

           Net decrease in cash                                                      (560)       --

Cash, beginning of period                                                             560        --
                                                                                 --------    --------
Cash, end of period                                                              $   --      $   --
                                                                                 ========    ========
Supplemental Disclosures:
   Cash paid  (refunded) for income taxes                                        $    353    $   (728)
   Cash paid for interest                                                           2,915       2,640



         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
        For The Three Fiscal Months Ended April 2, 1999 and April 3, 1998
                             (Amounts in thousands)
                                   (Unaudited)




                                                                  1999                      1998
                                                               ----------               -----------
       Net loss                                                $     (355)              $    (1,009)
       Other comprehensive income:
            Foreign currency translation adjustment                    18                         6
                                                               ----------               -----------
       Comprehensive loss                                      $     (337)              $    (1,003)
                                                               ==========               ===========







         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 2, 1999 AND APRIL 3, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 1998.

(2) ACQUISITIONS

     (a) SYMONS CORPORATION-- On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). The purchase agreement between the Company and the former stockholders of Symons ("the Former Stockholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Stockholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase Agreement. On June 12, 1998, the Former Stockholders filed a lawsuit in Delaware Chancery Court seeking a determination with respect to a limited number of issues involved in the dispute, which the Company believes can be resolved only through arbitration. On October 28, 1998, the Court granted the Company's motion to dismiss with respect to certain of these issues (as to which the Company intends to proceed with arbitration) and retained jurisdiction with respect to the remainder of the issues. On December 28, 1998, the Court stayed the proceeding with respect to the issues as to which it had retained jurisdiction, pending the outcome of arbitration commenced by the parties with respect to the purchase price adjustment. Either party may seek to reopen the proceedings following the arbitration. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to vigorously pursue its rights under the Purchase Agreement.

     (b) CEMPRO, INC.-- Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,500 in cash, including acquisition costs of approximately $100. The business is being operated as a part of the Company's concrete accessories business.

         The acquisition has been accounted for as a purchase, and the results of Cempro have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

     (c) SECURE, INC.-- In June 1998, the Company purchased substantially all of the assets of Secure, Inc., ("Secure") a subsidiary of The Lofland Company, for approximately $700 in cash, including acquisition costs of approximately $100. This business is being operated as a part of the Company's paving products business.

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

     (d) SYMONS CONCRETE FORMS -- In May 1998, the Company purchased the business now known as Symons Concrete Forms. The purchase price was approximately $6,700, including acquisition costs of approximately $200, and was paid in cash of approximately $400, assumption of long-term debt of $2,200, and delivery of 222,496 Class A Common Shares valued at approximately $4,100. The business is being operated as a part of the Company's concrete forming systems division.

         The acquisition has been accounted for as a purchase, and the results of Symons Concrete Forms have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

     (e) NORTHWOODS-- In May 1998, the Company purchased the assets of the Northwoods branches of Concrete Forming, Inc. ("Northwoods") for $750 in cash. The Northwoods branches are being operated as a part of the Company's concrete forming systems division.

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


(3) ACCOUNTING POLICIES

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 1998. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

     (a) FISCAL QUARTER--The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

     (b) INVENTORIES--Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company had no LIFO reserve as of April 2, 1999 and December 31, 1998. Following is a summary of the components of inventories as of April 2, 1999 and December 31, 1998:

                                                                                April 2,          December 31,
                                                                                  1999                1998
                                                                            -----------------  --------------------
          Raw materials                                                       $    8,040          $    7,659
          Finished goods and work in progress                                     32,353              30,022
                                                                            -----------------  --------------------
                                                                                  40,393              37,681
          Net realizable value reserve                                            (2,032)             (1,623)
                                                                            -----------------  --------------------
                                                                               $  38,361           $  36,058
                                                                            =================  ====================

     (c) RENTAL EQUIPMENT -- Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line method. The balances as of April 2, 1999 and December 31, 1998 are net of accumulated depreciation of $7,840 and $6,796, respectively. Rental revenues were $10,509 and $9,040 for the three fiscal months ended April 2, 1999 and April 3, 1998, respectively. Cost of sales associated with rental revenues were $1,900 and $1,771 for the three fiscal months ended April 2, 1999 and April 3, 1998, respectively.

     (d) FINANCIAL INSTRUMENTS--The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowing. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense. The fair value of the interest rate swaps in place at April 2, 1999 is a liability of $981.

     (e) RECLASSIFICATIONS--Certain reclassifications have been made to the 1998 amounts to conform to their 1999 classifications.


(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of April 2, 1999 and December 31, 1998:

                                                                                     April 2,            December 31,
                                                                                 --------------        ---------------
                                                                                      1999                   1998

Revolving lines of credit, weighted average interest rate of 6.4%                      $ 28,570            $ 13,000
Term Loan, weighted average interest rate of 7.75%                                      100,000             100,000
Note payable to one of the Former Stockholders, 10.5%                                     5,000               5,000
City of Parsons, Kansas Economic Development Loan, 7%                                       197                 205
                                                                                       --------            --------
Total long-term debt                                                                    133,767             118,205
Less current portion                                                                        (32)                (32)
                                                                                       --------            --------
Long-term portion                                                                      $133,735            $118,173
                                                                                       ========            ========

At April 2, 1999, $40,000 of the $40,000 Revolving Credit Facility was available, of which $28,570 of borrowings was outstanding. Average borrowings under the Revolving Credit Facility were $23,043 and $17,694 during the first quarter of 1999 and 1998, respectively, at an approximate weighted average interest rate of 7.1% and 8.1%, respectively. The maximum borrowings outstanding during the first quarter of 1999 and 1998 were $29,770 and $21,220, respectively.

The Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and limit the payment of dividends on Common Shares. The Company was in compliance with its loan covenants as of April 2, 1999.

(5) STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per share for the three fiscal months ended April 2, 1999 and April 3, 1998 would have been reduced to the following pro forma amounts:

                                                                                  For the three fiscal months ended
                                                                              ----------------------------------------
                                                                              April 2, 1999              April 3, 1998
                                                                              -------------              -------------
Net loss                                As Reported                              $ (355)                   $ (1,009)
                                        Pro Forma                                  (438)                     (1,044)

Basic net loss per share                As Reported                               (0.06)                      (0.18)
                                        Pro Forma                                 (0.07)                      (0.18)

Diluted net loss per share              As Reported                               (0.06)                      (0.18)
                                        Pro Forma                                 (0.07)                      (0.18)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the three fiscal months ended April 2, 1999 is presented in the table below:

                                                                                                 Weighted Average
                                                                           Number of             Exercise Price Per
                                                                             Shares                     Share
                                                                        ------------------     ----------------------
Outstanding at December 31, 1998                                              358,033                   $  6.75
Granted at a fair value of $8.27                                               80,100                     19.44
                                                                        ------------------     ----------------------
Outstanding at April 2, 1999                                                  438,133                   $  9.07
                                                                        ==================     ======================

(6)  SEGMENT REPORTING

The Company operates in four segments, each with a general manager: concrete accessories, concrete forming systems, paving products, and masonry. The segments are differentiated by their products and services, all of which serve the construction industry.

Sales between segments are recorded at normal selling price by the selling division and at cost for the buying division, with the profit recorded as an intersegment elimination. Segment assets include accounts receivable; inventories; property, plant, and equipment; rental equipment; and an allocation of goodwill. Corporate and unallocated assets include cash, prepaid income taxes, future tax benefits, and financing costs. Export sales and sales by non-U.S. affiliates are not significant.

Information about the profit (loss) of each segment and the reconciliations to the consolidated amounts for the three fiscal months ended April 2, 1999 and April 3, 1998 is as follows:

                                                            1999         1998
                                                          --------     --------
         Concrete Accessories                             $ 30,681     $ 27,723
         Concrete Forming Systems                           24,876       20,438
         Paving Products                                     6,673        5,971
         Masonry Products                                    5,966        5,095
                                                          --------     --------
         Net sales to external customers                  $ 68,196     $ 59,227
                                                          ========     ========

         Concrete Accessories                             $  1,060     $  1,349
         Concrete Forming Systems                            1,232          893
         Paving Products                                        97         --
                                                          --------     --------
         Net sales to other segments                      $  2,389     $  2,242
                                                          ========     ========

         Concrete Accessories                             $    975     $  1,021
         Concrete Forming Systems                            1,701        1,648
         Paving Products                                       182          188
         Masonry Products                                      117          136
                                                          --------     --------
         Interest expense                                 $  2,975     $  2,993
                                                          ========     ========

         Concrete Accessories                             $  2,515     $  1,908
         Concrete Forming Systems                              303         (640)
         Paving Products                                      (499)        (242)
         Masonry Products                                     (386)        (525)
         Intersegment Eliminations                          (1,181)      (1,084)
         Corporate                                          (1,398)      (1,157)
                                                          --------     --------
         Income (loss) before income taxes                $   (646)    $ (1,740)
                                                          ========     ========

         Concrete Accessories                             $    753     $    684
         Concrete Forming Systems                            1,694        1,512
         Paving Products                                       223          207
         Masonry Products                                      332          328
         Corporate                                              13           14
                                                          --------     --------
         Depreciation                                     $  3,015     $  2,745
                                                          ========     ========

         Concrete Accessories                             $    379     $    330
         Concrete Forming Systems                              109           24
         Paving Products                                        63           44
         Masonry Products                                       96           97
                                                          --------     --------
         Amortization of goodwill and intangibles         $    647     $    495
                                                          ========     ========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three fiscal months ended April 3, 1999 and April 2, 1998 is as follows:

                                                              1999         1998
                                                             ------       ------
Concrete Accessories                                         $  746       $  341
Concrete Forming Systems                                        385          605
Paving Products                                                 276          181
Masonry Products                                                155           32
Corporate                                                        45         --
                                                             ------       ------
Property, Plant, and Equipment Additions                     $1,607       $1,159
                                                             ======       ======

Concrete Accessories                                         $  328       $  543
Concrete Forming Systems                                      5,684        3,491
                                                             ------       ------
Rental Equipment Additions                                   $6,012       $4,034
                                                             ======       ======

There has been no material change in the relative assets employed by each segment since December 31, 1998.

(7)  CONTINGENCIES

Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $100.

The Company believes that Symons has numerous substantial grounds for a successful appeal and remains committed to vigorously pursuing its appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the ultimate outcome of this litigation to be not estimable. Accordingly, the Company has not recorded any liability for the resolution of this suit. In the event that Symons is unsuccessful in its post-trial motions and appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dayton Superior Corporation (the "Company") achieved record first quarter 1999 net sales of $68.2 million, which were 15.1% higher than net sales in the first quarter of 1998 of $59.2 million. Net sales from the acquisitions of Cempro, the business now known as Symons Concrete Forms, Secure, and Northwoods amounted to $4.8 million, or 54%, of the increase for the quarter. Organic growth was 7% despite flat markets due to volume gains. The Company's first quarter net sales by major product category during the last two years were:

DOLLARS IN MILLIONS                                                                THREE FISCAL MONTHS ENDED
                                                                            -----------------------------------------
                                                                              APRIL 2, 1999          APRIL 3, 1998
                                                                            -------------------    ------------------
Concrete Accessories                                                         $     31.7              $    29.1
Concrete Forming Systems                                                           26.1                   21.3
Paving Products                                                                     6.8                    6.0
Masonry Products                                                                    5.9                    5.1
Intersegment Eliminations                                                          (2.3)                  (2.3)
                                                                            ===================    ==================
Net Sales                                                                     $    68.2              $    59.2
                                                                            ===================    ==================

------------------------------

Loss before income taxes was ($0.6) million in the first quarter of 1999 compared favorably to ($1.7) million in the first quarter of 1998. Net loss for the first quarter of 1999 was ($0.4) million, or ($0.06) per basic and diluted share, compared favorably to ($1.0) million, or ($0.18) per basic and diluted share, in the first quarter of 1998.

In June 1998, the Transportation Equity Act for the 21st Century ("TEA-21") was enacted. TEA-21 provides, on average, a 40% increase in federal highway spending over the next six years. The Company's paving products segment is expected to benefit from TEA-21 beginning in the second half of 1999. The Company believes that TEA-21 had no significant impact on its first quarter operations of 1999 or 1998.


IMPLEMENTATION OF BUSINESS STRATEGY

On September 29, 1997, the Company purchased the stock of Symons. The Purchase Agreement provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. If the Company and the Former Stockholders are unable to resolve these differences, the dispute will be referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the Purchase Agreement. On June 12, 1998, the Former Stockholders filed a lawsuit in

Delaware Chancery Court seeking a determination with respect to a limited number of issues involved in the dispute, which the Company believes can be resolved only through arbitration. On October 28, 1998, the Court granted the Company's motion to dismiss with respect to certain of these issues (as to which the Company intends to proceed with arbitration) and retained jurisdiction with respect to the remainder of the issues. On December 28, 1998, the Court stayed the proceeding with respect to the issues as to which it had retained jurisdiction, pending the outcome of arbitration commenced by the parties with respect to the purchase price adjustment. Either party may seek to reopen the proceedings following the arbitration. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to vigorously pursue its rights under the Purchase Agreement.

Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro for approximately $5.5 million in cash, including acquisition costs. Cempro is being operated as a part of the Company's concrete accessories business.

In June 1998, the Company purchased substantially all of the assets of Secure for approximately $0.7 million in cash, including acquisition costs. Secure is being operated as a part of the Company's paving products business.

In May 1998, the Company purchased all of the stock of the business now known as Symons Concrete Forms. The purchase price was approximately $6.7 million, including acquisition costs, and was paid in cash of approximately $0.4 million, assumption of long-term debt of approximately $2.2 million, and delivery of 222,496 Class A Common Shares valued at approximately $4.1 million. The business is being operated as a part of the Company's concrete forming systems division.

In May 1998, the Company purchased Northwoods for approximately $0.8 million in cash, including acquisition costs. Northwoods is being operated as a part of the Company's concrete forming systems division.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                                     THREE FISCAL MONTHS ENDED
                                                                 ----------------------------------
                                                                  APRIL 2, 1999      APRIL 3, 1998
                                                                 ----------------    --------------
Net sales                                                              100.0%             100.0%
Cost of goods sold                                                      65.7               66.7
                                                                 ----------------    --------------
Gross profit                                                            34.3               33.3
Selling, general and administrative expenses                            30.0               30.3
Amortization of goodwill and intangibles                                 0.9                0.9
                                                                 ----------------    --------------
Operating income                                                         3.4                2.1
Interest expense, net                                                    4.3                5.0
                                                                 ----------------    --------------
Loss before income taxes                                                (0.9)              (2.9)
Benefit for income taxes                                                (0.4)              (1.2)
                                                                 ----------------    --------------
Net loss                                                                (0.5)%             (1.7)%
                                                                 ================    ==============


COMPARISON OF THREE FISCAL MONTHS ENDED APRIL 2, 1999 AND APRIL 3, 1998

NET SALES

Net sales increased $9.0 million, or 15.1%, to $68.2 million in the first quarter of 1999 from $59.2 million in the first quarter of 1998. Net sales of concrete accessories increased by 9.2% to $31.7 million in the first quarter of 1999 from $29.1 million in the first quarter of 1998, due to the contribution of Cempro, increases in volume and new product initiatives. Net sales of concrete forming systems were $26.1 million for the first quarter of 1999 compared to $21.3 million in the first quarter of 1998 due to the net sales of the acquired Symons Concrete Forms and Northwoods businesses and, to a lesser extent, increased volume. Net sales of paving products increased $0.8 million, or 13.3%, in the first quarter of 1999 compared to the first quarter of 1998 due to a program to increase winter sales. Net sales of masonry products increased $0.8 million, or 15.7%, to tie a first quarter record of $5.9 million. This is due to strategic pricing initiatives as well as a shift of resources to engineered products.

GROSS PROFIT

Gross profit for the first quarter of 1999 was $23.4 million, an 18.8% increase from $19.7 million in the first quarter of 1998, due primarily to increased volume. As a percent of net sales, gross margin was 34.3% in the first quarter of this year, increasing from 33.3% last year due to lower raw material costs and higher manufacturing efficiencies.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $2.6 million to $21.1 million in the first quarter of 1999, from $18.5 million in the first quarter of 1998, due to the acquisitions and higher volume. SG&A expenses were lower as a percent of net sales from 31.2% in the first quarter of 1998 to 30.9% in the first quarter of 1999 despite investments in the paving products business and new product development.

INTEREST EXPENSE

Interest expense remained flat at $3.0 million in the first quarter of 1999 compared to the first quarter of 1998 despite the higher debt levels due to lower interest rates.

INCOME BEFORE INCOME TAXES

Loss before income taxes in the first quarter of 1999 decreased to ($0.6) million from ($1.7) million in the first quarter of 1998. Concrete accessories income before income taxes of $2.5 million in the first quarter of 1999 increased 31.8% from $1.9 million in the first quarter of 1998 due primarily to the increase in concrete accessories net sales. Concrete forming systems income before income taxes was $0.3 million in the first quarter of 1999 compared to a loss before income taxes of ($0.6) million in the first quarter of 1998 due to the contribution of the business now know as Symons Concrete Forms as well as sales growth in the existing business. Loss before income taxes from paving products increased to ($0.5) million in the first quarter of 1999 from ($0.2) million in the first quarter of 1998 due to increases in infrastructure made in anticipation of the growth of the business as a result of TEA-21. Loss before income taxes from masonry products was ($0.4) million in the first quarter of 1999 compared to ($0.5) million in the first quarter of 1998. Corporate expenses increased to $1.4 million from $1.2 million due to the full quarter effect of 1998 additions to strengthen the finance, treasury, tax, purchasing, logistics, and corporate development functions. Elimination of profit on intersegment sales was $1.2 million in the first quarter of 1999 as compared to $1.1 million in the first quarter of 1998.

NET INCOME

The effective tax rate was 45.0% in the first quarter of 1999 compared to 42.0% in the first quarter of 1998. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state taxes. Net loss for the first quarter of 1999 was ($0.4) million, or ($0.06) per basic and diluted share, compared to ($1.0) million, or ($0.18) per basic and diluted share, in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first quarter of 1999 was $6.1 million as compared to $2.0 million used in the first quarter of 1998 due to increased working capital demands from the growth of the Company. Net loss before non-cash charges of depreciation, amortization, deferred taxes, and gain on sales of rental equipment and property, plant and equipment provided $1.0 million of operating cash flow in the first quarter of 1999 as compared to $0.7 million in the first quarter of 1998. Working capital growth used $7.1 million of operating cash flow as compared to $2.7 million in the first quarter of 1998. Significant working capital uses in 1999 included increases in accounts receivable $5.1 million due to higher sales volume and seasonal inventory increases of $2.0 million. Accounts payable growth provided $2.6 million in the first quarter of 1999 due to normal seasonal expansion. The Company invested $4.4 million in property, plant and equipment and rental equipment additions, net of proceeds on sales, during the first quarter of 1999. Investments were made in growth of the rental fleet of concrete forming systems and, to a lesser extent, concrete accessories. The acquisition of Cempro used $5.5 million in cash. Draws on the line of credit of $15.6 million funded the seasonal increases in working capital, the investments in property, plant and equipment and rental equipment, and the Cempro acquisition.

At April 2, 1999, working capital was $53.0 million, compared to $44.7 million at December 31, 1998. The growth in working capital is primarily attributable to seasonal growth as the Company prepares for the spring and summer construction season.

At April 2, 1999, all of the $40.0 million Revolving Credit Facility was available, of which $28.6 million of borrowings were outstanding. The Term Loan had an outstanding balance at April 2, 1999 of $100.0 million. Other long-term debt consisted of $5.0 million to one of the Former Stockholders and $0.2 million to the City of Parsons, Kansas. At April 2, 1999, the Company had $133.8 million of long-term debt outstanding, of which $32 thousand was current. The Company's debt to total capitalization ratio increased to 64.3% as of April 2, 1999 from 61.3% as of December 31, 1998 due to the Cempro acquisition and to normal seasonal increase of long-term debt.

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

INFLATION

The Company does not believe inflation had a significant impact on its operations over the past two years. In the past, the Company has been able to pass along all or a portion of the effects of increases in the price of steel, its principal raw material. There can be no assurance the Company will be able to continue to pass on the cost of such increases in the future.

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

The Company has a Year 2000 compliance team. This team is continuously reviewing substantially all hardware and software systems within the Company, products sold by the Company, and significant suppliers and other third parties that transact business with the Company. Projects have been established to address all significant Year 2000 issues identified in this review. The Year 2000 team reports regularly to senior management on the progress of significant Year 2000 projects. Senior management reports to the Board of Directors on the Company's progress with Year 2000 projects.

The compliance review has involved testing of hardware and software systems, including non-information technology systems such as telephones and Computer Numeric Controlled machines. The Company has determined that it needs to replace or modify some of its software and hardware systems. The Company is replacing or upgrading the systems which have been identified as having Year 2000 issues.

The Company believes it has no material exposure to contingencies related to the Year 2000 issue for products sold as almost none of the Company's products contain time sensitive hardware or software systems.

The Company has initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. Particular attention has been given to those suppliers who may be the Company's only source for certain products or components. Approximately 80% of the third parties have responded indicating their Year 2000 readiness. The Company is diligently attempting to obtain responses from the remaining parties which have not responded and to clarify the readiness of those parties whose responses were not clear. Nevertheless, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant.

The Company's estimates of Year 2000 costs are based on numerous assumptions; actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the Company's ability to timely identify and correct all relevant software and hardware systems and the success of third party vendors in addressing their own Year 2000 issues. To date, the Company has incurred approximately $780 thousand, of which $710 thousand was capitalized and $70 thousand was expensed. These costs were to replace existing hardware and third party software and professional fees for external assistance. The estimated future cost for resolving Year 2000 issues is approximately $140 thousand, of which $120 thousand is expected to be capitalized and $20 thousand is expected to be expensed. These costs are to replace or upgrade existing hardware and third party software, including professional fees for external assistance.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as the general economy, governmental expenditures, including the continued delay in funding from the TEA-21 legislation, and changes in banking and tax laws; the Company's ability to successfully identify, finance, complete and integrate acquisitions; the mix of products sold by the Company; the Company's ability to successfully develop and introduce new products; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the seasonality of the construction industry. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of April 2, 1999, the Company had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of a $40.0 million Revolving Credit Facility, of which $28.6 million was outstanding; a $100.0 million Term Loan; $5.2 million in other fixed-rate, long-term debt; and variable-to-fixed interest rate swaps on $50.0 million of the Term Loan.

The Revolving Credit Facility terminates in 2002 and has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Revolving Credit Facility approximates its $28.6 million face value. The weighted average interest rate at April 2, 1999 was 6.4%.

The $100.0 million Term Loan is due in 2005. The Term Loan permits the Company to choose from various interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Term Loan approximates its face value. The Term Loan has a weighted average interest rate of 7.75% at April 2, 1999.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $6.0 million and b.) a $0.2 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.2 million.

The Company has two interest rate swap agreements on a total of $50.0 million that fixed the LIBOR-based component of the interest rate formula as required by the Company's Credit Agreement. The swaps have a fixed ninety-day LIBOR component of 6.30% and 6.33%, and expire on November 1, 2000. The ninety-day LIBOR as of April 2, 1999 was 5.00%. These swaps are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts. The estimated fair value of the interest rate swaps is a liability of $1.0 million.

Management does not believe there will be any significant changes in interest rates in the near future. However, no assurances can be given that economic conditions or interest rates will remain stable for any particular period.

In the ordinary course of its business, the Company also is exposed to price changes in raw materials (particularly steel rod) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which the Company's suppliers operate. The Company generally does not use financial instruments to manage its exposure to changes in commodity prices.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business, in 1996 in the United States District Court for the Southern District of Iowa (Case No. 4-96-CV-80552). EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations but increased the damages awarded to EFCO by $100,000.

The Company believes that Symons has numerous substantial grounds for a successful appeal and remains committed to vigorously pursuing its appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the outcome of this litigation to be not estimable. Accordingly, the Company has not recorded any liability for the resolution of this suit. In the event the Company is unsuccessful in its post-trial motions and appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) REPORTS on Form 8-K. During the quarter ended April 2, 1999, the Company filed the following Current Reports on Form 8-K:

         Current Report on Form 8-K dated January 7, 1999, reporting under Item 5 (Other Events) the reduction of a previously reported jury verdict rendered against the Company's Symons Corporation subsidiary.

         Current Report on For 8-K dated February 17, 1999 reporting under Item 1 (Changes in Control of Registrant) the conversion and sale by Ripplewood Holdings L.L.C. of shares of the Company which represented approximately 12.7% of the Company's outstanding common shares and which, prior to the conversion, had represented approximately 59.3% of the combined voting power of the Company's outstanding common shares.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DAYTON SUPERIOR CORPORATION
                                      ---------------------------



DATE: May 13, 1999                    BY: /s/ Alan F. McIlroy
      --------------------------          --------------------------------
                                          Alan F. McIlroy
                                          Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit No.       Description
-----------       -----------

  (4)             Instruments defining the Rights of Security Holders, Including Indentures

                   4.1      Second Amendment to Credit Agreement dated as of
                            June 26,1998 (replacing "Third" [sic] Amendment of
                            even date therewith)
                                                                                                              **


 (10)             Material Contracts

                   10.1     Amendment to Nonemployee Directors Compensation Program adopted April 30, 1999
                                                                                                              **


 (27)             Financial Data Schedule

                   27.1    Financial Data Schedule                                                            **












------------
**   Filed herewith