Form 10-Q
period 1999-07-02
DAYTON SUPERIOR CORP
filed 1999-08-16
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
    JULY 2, 1999                                                 1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         OHIO                                          31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                    Identification No.)

    7777 Washington Village Dr., Suite 130
             Dayton, Ohio                                 45459
------------------------------------------       -------------------------------
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

                                                  YES   X         NO
                                                     ------         ------

5,943,183 Class A Common Shares were outstanding as of August 9, 1999

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    As of July 2, 1999 and December 31, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 July 2,     December 31,
                                                                                  1999           1999
                                                                                  ----           ----
                                     ASSETS
Current assets
   Cash                                                                        $   1,647     $     560
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $5,408 and $4,432                            56,304        42,996
   Inventories (Note 3)                                                           38,341        36,058
   Prepaid expenses and other current assets                                       2,851         4,396
   Prepaid income taxes                                                            1,181           828
   Future income tax benefits                                                      3,458         3,521
                                                                                 -------        ------
       Total current assets                                                      103,782        88,359
                                                                                 -------        ------

Rental equipment, net (Note 3)                                                    58,028        52,586
                                                                                 -------        ------

Property, plant and equipment                                                     67,432        63,850
   Less accumulated depreciation                                                 (25,683)      (22,069)
                                                                                 -------        ------
       Net property, plant and equipment                                          41,749        41,781
                                                                                 -------        ------

Goodwill and intangible assets, net of accumulated amortization                   71,824        70,130
Other assets                                                                         394           764
                                                                                 -------        ------
                  Total assets                                                 $ 275,777     $ 253,620
                                                                                 =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (Note 4)                                  $      32     $      32
   Accounts payable                                                               23,550        20,749
   Accrued compensation and benefits                                              10,444        12,443
   Other accrued liabilities                                                       7,547        10,408
                                                                                 -------        ------
       Total current liabilities                                                  41,573        43,632

Long-term debt (Note 4)                                                          137,717       118,173
Deferred income taxes                                                             11,585        11,544
Other long-term liabilities                                                        5,514         5,683
                                                                                 -------        ------
       Total liabilities                                                         196,389       179,032
                                                                                 -------        ------
Shareholders' equity
  Class A common shares                                                           47,417        42,316
  Class B common shares                                                               --         5,037
   Class A treasury shares                                                          (387)         (145)
  Cumulative other comprehensive income                                             (219)         (281)
  Retained earnings                                                               32,577        27,661
                                                                                 -------        ------
       Total shareholders' equity                                                 79,388        74,588
                                                                                 -------        ------
       Total liabilities and shareholders' equity                              $ 275,777     $ 253,620
                                                                                 =======       =======

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                          consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements of Income
     For The Three and Six Fiscal Months Ended July 2, 1999 and July 3, 1998
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)

                                                            Three Fiscal Months Ended                Six Fiscal Months Ended
                                                         -----------------------------              -------------------------
                                                            July 2,            July 3,              July 2,           July 3,
                                                             1998               1998                 1999              1999
                                                           -------             -------              -------           -------
Net sales                                               $    88,636        $    76,754         $   156,832        $   135,981

Cost of sales                                                55,753             48,971             100,524             88,481
                                                            -------            -------             -------            -------
   Gross profit                                              32,883             27,783              56,308             47,500

Selling, general and administrative expenses                 19,628             17,741              40,077             35,706

Amortization of goodwill and intangibles                        536                537               1,183              1,032
                                                            -------            -------             -------            -------
   Income from operations                                    12,719              9,505              15,048             10,762

Other expenses

   Interest expense, net                                      3,049              2,821               6,024              5,814

   Other expense, net                                            85                 (5)                 85                 (1)
                                                            -------            -------             -------            -------
   Income before provision for income taxes                   9,585              6,689               8,939              4,949

Provision for income taxes                                    4,314              2,958               4,023              2,227
                                                            -------            -------             -------            -------
Net income                                              $     5,271        $     3,731         $     4,916        $     2,722
                                                            =======            =======             =======            =======
Basic net income per share                              $      0.89        $      0.64         $      0.83        $      0.47
                                                            =======            =======             =======            =======
Basic weighted average common shares outstanding          5,944,756          5,873,779           5,946,144          5,782,528
                                                          =========          =========           =========          =========
Diluted net income per share                            $      0.85               0.61                0.79               0.45
                                                          =========          =========           =========          =========
Diluted weighted average common and common
   equivalents shares outstanding                         6,170,337          6,070,936           6,185,426          6,011,089
                                                          =========          =========           =========          =========

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
          For The Six Fiscal Months Ended July 2, 1999 and July 3, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                                              July 2,         July 3,
                                                                            ----------       ---------
                                                                               1999            1998
Cash Flows From Operating Activities:
   Net income                                                               $  4,916         $  2,722
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                              5,948            5,055
     Amortization of goodwill and intangibles                                  1,183            1,032
     Deferred income taxes                                                      (640)             201
     Amortization of debt discount and deferred financing costs                  419              388
       Gain on sales of rental equipment and property, plant
       and equipment                                                          (3,345)          (3,509)

Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                       (12,740)         (13,081)
   Inventories                                                                (1,869)          (1,036)
   Prepaid income taxes                                                         (353)          (1,135)
   Accounts payable                                                            2,695            6,651
   Accrued liabilities and other long-term liabilities                        (3,538)             745
   Other, net                                                                  1,558            1,071
                                                                              ------           ------
           Net cash used in operating activities                              (5,766)            (896)
                                                                              ------           ------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                    (3,057)          (3,130)
   Proceeds from sales of fixed assets                                           232              759
   Rental equipment additions                                                 (9,469)          (8,176)
   Proceeds from sales of rental equipment                                     5,177            4,929
   Acquisitions (Note 2)                                                      (5,575)          (1,267)
                                                                              ------           ------
           Net cash used in investing activities                             (12,692)          (6,885)
                                                                              ------           ------
Cash Flows From Financing Activities:
   Issuance of long-term debt                                                 19,544            7,990
   Purchase of treasury shares                                                  (242)              --
   Issuance of common stock                                                      181              126
                                                                              ------           ------
           Net cash provided by financing activities                          19,483            8,116
                                                                              ------           ------

Effect of Exchange Rate Changes on Cash                                           62              (26)
                                                                              ------           ------


           Net increase in cash                                                1,087              309

Cash, beginning of period                                                        560               --
                                                                              ------           ------
Cash, end of period                                                         $  1,647         $    309
                                                                              ======           ======
Supplemental Disclosures:
   Cash paid for income taxes                                               $  5,139         $  3,043
   Cash paid for interest                                                      5,822            5,430
   Issuance of common stock in conjunction with acquisition (Note 2)            (117)           4,000


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
     For The Three and Six Fiscal Months Ended July 2, 1999 and July 3, 1998
                             (Amounts in thousands)
                                   (Unaudited)




                                                  Three Fiscal Months Ended      Six Fiscal Months Ended
                                                  -------------------------      -----------------------
                                                    July 2,      July 3,          July 2,         July 3,
                                                      1999         1998             1999            1998
                                                    -------      -------          -------         -------
Net income                                          $ 5,271      $  3,731         $ 4,916         $ 2,722
Other comprehensive income:
     Foreign currency translation adjustment             44           (32)             62             (26)
                                                    -------      -------          -------         -------
Comprehensive income
                                                    $ 5,315       $ 3,699         $ 4,978         $ 2,696
                                                    =======       =======         =======         =======






                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 2, 1999 AND JULY 3, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

(2) ACQUISITIONS

     (a) Symons Corporation-- On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). The purchase agreement between the Company and the former stockholders of Symons ("the Former Stockholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. The dispute has been referred to a mutually satisfactory accounting firm, which is expected to resolve such differences in accordance with the Purchase Agreement.

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

         At this time, the Company can make no determination as to the amount of the adjustment, if any, which will be made to the purchase price. The Company intends to vigorously pursue its rights under the Purchase Agreement.

     (b) CEMPRO, INC.-- Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash, including acquisition costs of approximately $100 and a purchase price reduction of approximately $100 received in July 1999. The business is being operated as a part of the Company's concrete accessories business.

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

         The acquisition has been accounted for as a purchase, and the results of Secure have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired. Pro forma financial information is not required.

     (d) SYMONS CONCRETE FORMS, INC.-- In May 1998, the Company purchased the stock of Symons Concrete Forms, Inc. (formerly known as CAI). The purchase price was approximately $6,600, including acquisition costs of approximately $200, and was paid in cash of approximately $400, assumption of long-term debt of $2,200, and delivery of 216,040 Class A Common Shares valued at approximately $4,000, including a purchase price reduction of approximately $100 (6,456 Class A Common Shares) in the second quarter related to uncollected accounts receivable. The business is being operated as a part of the Company's concrete forming systems division.

         The acquisition has been accounted for as a purchase, and the results of Symons Concrete Forms have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Pro forma financial information is not required.

     (e) NORTHWOODS-- In May 1998, the Company purchased the assets of the Northwoods branches of Concrete Forming, Inc. ("Northwoods") for approximately $800 in cash. The Northwoods branches are being operated as a part of the Company's concrete forming systems division.

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

     (a) FISCAL QUARTER-- The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

     (b) INVENTORIES-- Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company had no LIFO reserve as of July 2, 1999 and December 31, 1998. Following is a summary of the components of inventories as of July 2, 1999 and December 31, 1998:

                                                     July 2,        December 31,
                                                      1999              1998
                                               -----------------  -----------------
         Raw materials                              $  6,684         $  7,659
         Finished goods and work in progress          34,574           30,022
                                                     -------          -------
                                                      41,258           37,681
         Net realizable value reserve                 (2,917)          (1,623)
                                                     -------          -------
                                                    $ 38,341         $ 36,058
                                                     =======          =======

     (c) Rental Equipment-- Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line method. The balances as of July 2, 1999 and December 31, 1998 are net of accumulated depreciation of $8,676 and $6,796, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:


                                  Three fiscal months            Six Fiscal months
                                         ended                         ended
                                 --------------------          --------------------
                                 July 2,       July 3,         July 2,        July 3,
                                  1999          1998            1999            1998
                                  ----          ----            ----            ----
           Rental revenue       $12,309        $9,442         $22,818        $18,462

           Cost of sales          2,093         1,781           3,993          3,552


     (d) FINANCIAL INSTRUMENTS--The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowings. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense. The fair value of the interest rate swaps in place at July 2, 1999 is a liability of $535.

     (e) RECLASSIFICATIONS--Certain reclassifications have been made to the 1998 amounts to conform to their 1999 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of July 2, 1999 and December 31, 1998:

                                                                                      July 2,          December 31,
                                                                                       1999                 1999
                                                                                    ----------          ----------
Revolving line of credit, weighted average interest rate of 6.6%                    $   32,560          $   13,000
Term Loan, weighted average interest rate of 8.4%                                      100,000             100,000
Note payable to one of the Former Stockholders, 10.5%                                    5,000               5,000
City of Parsons, Kansas Economic Development Loan, 7.0%                                    189                 205
                                                                                    ----------          ----------
Total long-term debt                                                                   137,749             118,205
Less current portion                                                                       (32)                (32)
                                                                                    ----------          ----------
Long-term portion                                                                     $137,717            $118,173
                                                                                    ==========          ==========

During May 1999, the Revolving Credit Facility was increased from $40,000 to $50,000. At July 2, 1999, $50,000 of the $50,000 Revolving Credit Facility was available, of which $32,560 of borrowings was outstanding. The average borrowing, maximum borrowing, and weighted average interest rate for the periods indicated are as follows:

                                             Three fiscal months            Six fiscal months
                                                   ended                          ended
                                           ----------------------       ----------------------
                                            July 2,        July 3,        July 2,        July 3,
                                             1999           1998           1999           1998
                                             ----           ----           ----           ----
       Average borrowing                   $32,356        $22,004        $27,674        $19,825
       Maximum borrowing                    37,140         26,620         37,140         26,620
       Weighted average interest rate          6.6%           7.5%           6.8%           7.8%


The Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and prohibit the payment of dividends on Common Shares. The Company was in compliance with its loan covenants as of July 2, 1999.

(5) STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per share for the three and six fiscal months ended July 2, 1999 and July 3, 1998 would have been reduced to the following pro forma amounts:

                                                              Three fiscal months           Six fiscal months
                                                                     ended                        ended
                                                            --------------------------   --------------------------
                                                               July 2,       July 3,       July 2,      July 3,
                                                                1999           1998          1999         1998
Net income                              As Reported            $5,271        $3,731         $4,916      $2,722
                                        Pro Forma               5,191         3,631          4,836       2,588

Basic net income per share              As Reported              0.89          0.64           0.83        0.47
                                        Pro Forma                0.87          0.62           0.81        0.45

Diluted net income per share            As Reported              0.85          0.61           0.79        0.45
                                        Pro Forma                0.85          0.60           0.79        0.43

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the six fiscal months ended July 2, 1999 is presented in the table below:

                                                                                                 Weighted Average
                                                                            Number of             Exercise Price
                                                                              Shares                Per Share
                                                                        ------------------     ----------------------
Outstanding at December 31, 1998                                              358,033                   $  6.75
Granted at a weighed average fair value of $8.27                               92,600                     19.44
Exercised                                                                      (2,984)                     8.38
Cancelled                                                                        (866)                    16.81
                                                                        ------------------     ----------------------
Outstanding at July 2, 1999                                                   446,783                   $  9.35
                                                                        ==================     ======================

(6) RETIREMENT PLANS

The Company terminated and merged various defined benefit plans. As a result, the company recorded a $0.7 million non-recurring pension plan termination gain which is included in the selling, general, and administrative expenses.

(7) SEGMENT REPORTING

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

Information about the profit (loss) of each segment and the reconciliations to the consolidated amounts for the six fiscal months ended July 2, 1999 and July 3, 1998 is as follows:

                                         Three fiscal months              Six fiscal months
                                               ended                            ended
                                    -----------------------------     ---------------------------
                                         July 2,        July 3,         July 2,         July 3,
                                          1999           1998            1999            1998
                                        -------         -------        -------         -------
Concrete Accessories                   $ 39,730        $ 34,148        $ 70,411        $ 61,871
Concrete Forming Systems                 30,665          26,495          55,541          46,933
Paving Products                          11,065          10,224          17,738          16,195
Masonry Products                          7,176           5,887          13,142          10,982
                                        -------         -------         -------         -------
Net sales to external customers        $ 88,636        $ 76,754        $156,832        $135,981
                                        =======         =======         =======         =======

Concrete Accessories                   $    970        $    916        $  2,127        $  2,265
Concrete Forming Systems                  1,395           1,490           2,627           2,383
                                        -------          -------         -------        -------
Net sales to other segments            $  2,365        $  2,406        $  4,754        $  4,648
                                        =======         =======         =======         =======

Concrete Accessories                   $    918        $    962        $  1,893        $  1,983
Concrete Forming Systems                  1,806           1,553           3,507           3,201
Paving Products                             181             178             363             366
Masonry Products                            144             128             261             264
                                        -------          -------         -------        -------
Interest expense                       $  3,049        $  2,821        $  6,024        $  5,814
                                        =======         =======         =======         =======

Concrete Accessories                            $ 7,093         $ 5,410         $ 9,608         $ 7,320
Concrete Forming Systems                          2,965           2,583           3,268           1,943
Paving Products                                     950           1,135             451             893
Masonry Products                                    526              57             140            (469)
Intersegment Eliminations                        (1,217)         (1,164)         (2,398)         (2,248)
Corporate                                          (732)         (1,332)         (2,130)         (2,490)
                                                -------         -------         -------         -------
Income before income taxes                      $ 9,585         $ 6,689         $ 8,939         $ 4,949
                                                =======         =======         =======         =======

Concrete Accessories                            $ 1,027         $   741         $ 2,148         $ 1,569
Concrete Forming Systems                          1,364           1,030           2,690           2,409
Paving Products                                     200             192             423             388
Masonry Products                                    330             331             662             659
Corporate                                            12              16              25              30
                                                -------         -------         -------         -------
Depreciation                                    $ 2,933         $ 2,310         $ 5,948         $ 5,055
                                                =======         =======         =======         =======

Concrete Accessories                            $   353         $   322         $   720         $   641
Concrete Forming Systems                             21              64             130              88
Paving Products                                      54              44             118              88
Masonry Products                                    108             107             215             215
                                                -------         -------         -------         -------
Amortization of goodwill and intangibles        $   536         $   537         $ 1,183         $ 1,032
                                                =======         =======         =======         =======



Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the six fiscal months ended July 2, 1999 and July 3, 1998 is as follows:

                                                  Three fiscal months        Six fiscal months
                                                         ended                     ended
                                               ------------------------  ------------------------
                                                July 2,        July 3,     July 2,       July 3,
                                                  1999          1998        1999           1998
                                                -------         -------    -------       -------
Concrete Accessories                            $  569        $  804        $1,316        $1,145
Concrete Forming Systems                           303           784           688         1,389
Paving Products                                    186           288           461           469
Masonry Products                                   358            61           513            93
Corporate                                           34            34            79            34
                                                 -----         -----         -----         -----
Property, Plant, and Equipment Additions        $1,450        $1,971        $3,057        $3,130
                                                 =====         =====         =====         =====

Concrete Accessories                            $  615        $  721        $  943        $1,264
Concrete Forming Systems                         2,842         3,421         8,526         6,912
                                                 -----         -----         -----         -----
Rental Equipment Additions                      $3,457        $4,142        $9,469        $8,176
                                                 =====         =====         =====         =====

There has been no material change in the relative assets employed by each segment since December 31, 1998.

(8) CONTINGENCIES

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

The Company believes that Symons has grounds for a successful appeal and remains committed to vigorously pursuing its appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the ultimate outcome of this litigation to be not estimable. Accordingly, the Company has not recorded any liability for the resolution of this suit. In the event that Symons is unsuccessful in its post-trial motions and appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

(9)  SUBSEQUENT EVENT

The Company has filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of covertible trust preferred securities. The securities would be issued by a limited purpose Delaware trust which would use the proceeds to purchase from the Company the same principal amount of the Company's covertible junior subordinated debentures. The net proceeds would be used by the Company to pay some or all of its borrowings under its Revolving credit Facility and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dayton Superior Corporation ("the Company") believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of the Company's products are used in concrete or masonry construction, the function and nature of the products differ widely. The Company has four principal operating divisions, which are organized around the following product lines:

            -   Concrete Accessories;
            -   Concrete Forming Systems;
            -   Paving Products; and
            -   Masonry Products.

ACQUISITIONS

The Company has completed and integrated four acquisitions since the beginning of 1998. These acquisitions were small add-on acquisitions, and are summarized in the following table:

                                                                                                 Purchase Price
 Date                  Business Acquired                       Division                            (In millions)
 ----                  -----------------                       --------                          ---------------
May 1998              Symons Concrete Forms              Concrete Forming Systems                      $6.6
May 1998              Northwoods                         Concrete Forming Systems                       0.8
June 1998             Secure                             Paving Products                                0.6
January 1999          Cempro                             Concrete Accessories                           5.4

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                           THREE FISCAL MONTHS ENDED   SIX FISCAL MONTHS ENDED
                                                         ---------------------------  ---------------------------
                                                            JULY 2,        JULY 3,      JULY 2,       JULY 3,
                                                             1999           1998         1999           1998
                                                           --------       --------     --------      --------
Net sales                                                    100.0%        100.0%        100.0%        100.0%
Cost of goods sold                                            62.9          63.8          64.1          65.1
                                                             -----         -----         -----         -----
Gross profit                                                  37.1          36.2          35.9          34.9
                                                             -----         -----         -----         -----
Selling, general and administrative expenses                  22.1          23.1          25.6          26.3
Amortization of goodwill and intangibles                       0.7           0.7           0.7           0.7
                                                             -----         -----         -----         -----
Total selling, general and administrative expenses            22.8          23.8          26.3          27.0
                                                             -----         -----         -----         -----
Operating income                                              14.3          12.4           9.6           7.9
Interest expense, net                                          3.5           3.7           3.9           4.3
                                                             -----         -----         -----         -----
Income before income taxes                                    10.8           8.7           5.7           3.6
Provision for income taxes                                     4.9           3.8           2.6           1.6
                                                             =====         =====         =====         =====
Net income                                                     5.9%          4.9%          3.1%          2.0%
                                                             =====         =====         =====         =====

COMPARISON OF THREE FISCAL MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998

NET SALES

Net sales increased $11.9 million, or 15.5%, to $88.6 million in the second quarter of 1999 from $76.8 million in the second quarter of 1998. The following table summarizes our net sales by segment:

                                                       Three fiscal months ended
                                 -----------------------------------------------------------------------
                                              July 2, 1999                   July 3, 1998
                                 -----------------------------------------------------------------------
                                                            (In thousands)
                                 Net Sales             %         Net Sales            %          % Change
                                 ---------        ---------      ---------        ---------      ---------
Concrete accessories             $ 40,700            45.9%       $ 35,064            45.7%         16.1%
Concrete forming systems           32,060            36.2          27,985            36.5          14.6
Paving products                    11,065            12.5          10,224            13.3           8.2
Masonry products                    7,176             8.1           5,887             7.7          21.9
Intersegment eliminations          (2,365)           (2.7)         (2,406)           (3.2)         (1.7)
                                 --------        --------        --------        --------
Net sales                        $ 88,636           100.0%       $ 76,754           100.0%         15.5%
                                 ========        ========        ========        ========

Net sales of concrete accessories increased by 16.1% to $40.7 million in the second quarter of 1999 from $35.1 million in the second quarter of 1998, due to the contribution of Cempro, increases in volume, and new product initiatives. Net sales of concrete forming systems increased 14.6% to $32.1 million for the second quarter of 1999 compared to $28.0 million in the second quarter of 1998, due to the net sales of the acquired Symons Concrete Forms and Northwoods businesses and, to a lesser extent, volume gains. Net sales of paving products increased $0.8 million, or 8.2%, in the second quarter of 1999 compared to the second quarter of 1998 due to an increase in volume. Net sales of masonry products increased $1.3 million, or 21.9%, due to volume gains, strategic pricing initiatives, and a shift of resources to engineered products, which have higher gross margins.

GROSS PROFIT

Gross profit for the second quarter of 1999 was $32.9 million, an 18.4% increase from $27.8 million in the second quarter of 1998, due primarily to the increased net sales. Gross margin was 37.1% in the second quarter of 1999, increasing from 36.2% in 1998 due primarily to higher manufacturing efficiencies in the concrete accessories division and the shift to higher margin engineered products in the masonry products division.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $1.9 to $20.2 million in the second quarter of 1999, from $18.3 million in the second quarter of 1998, due to the acquisitions and higher volume. Additionally, the Company recorded a $0.7 million non-recurring pension plan termination gain. SG&A expenses were lower as a percent of net sales from 23.8% in the second quarter of 1998 to 22.8% in the second quarter of 1999

(23.5% without the pension gain), due to increased net sales, partially offset by increases in new product development and sales personnel.

INTEREST EXPENSE

Interest expense increased from $2.8 million in the second quarter of 1998 to $3.1 million in the second quarter of 1999 due to increased long-term debt resulting from the acquisition of Cempro and working capital growth partially offset by lower interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes in the second quarter of 1999 increased 43.3% to $9.6 million from $6.7 million in the second quarter of 1998 and was comprised of the following:

                                           Three fiscal months ended
                                         ----------------------------
                                         July 2, 1999    July 3, 1998
                                         ------------    ------------
                                                 (In thousands)
          Concrete accessories              $ 7,093         $ 5,410
          Concrete forming systems            2,965           2,583
          Paving products                       950           1,135
          Masonry products                      526              57
          Intersegment eliminations          (1,217)         (1,164)
          Corporate                            (732)         (1,332)
                                         ----------      ----------
          Income before income taxes        $ 9,585         $ 6,689
                                         ==========      ==========



Concrete accessories' income before income taxes of $7.1 million in the second quarter of 1999 increased 31.1% from $5.4 million in the second quarter of 1998 due primarily to the increase in net sales and manufacturing efficiencies. Concrete forming systems' income before income taxes was $3.0 million in the second quarter of 1999 in comparison to $2.6 million in the second quarter of 1998 due to the increase in net sales. Income before income taxes from paving products decreased to $0.9 million in the second quarter of 1999 from $1.1 million in the second quarter of 1998 due to increases in personnel made in anticipation of the growth of the business as a result of TEA-21. Income before income taxes from masonry products was $0.5 million in the second quarter of 1999 compared to $0.1 million in the second quarter of 1998 due to the increase in net sales and the shift to higher margin engineered products. Corporate expenses decreased to $0.7 million from $1.3 million primarily due to the one time pension gain of $0.7 million. Elimination of profit on intersegment sales was $1.2 million in the second quarter of 1999, which remained about the same as the second quarter of 1998.

NET INCOME

The effective tax rate was 45.0% in the second quarter of 1999 compared to 44.2% in the second quarter of 1998. The difference in effective tax rates from statutory rates is due to increased state filings due to the higher revenue base. Net income for the second quarter of 1999 was $5.3 million, or $0.89 per basic share and $0.85 per diluted share, compared to $3.7 million, or $0.64 per basic share and $0.61 per diluted share, in the second quarter of 1998. Without the pension gain, net income per diluted share in the second quarter of 1999 was $0.78, a 27.9% increase from the second quarter of 1998.

COMPARISON OF SIX FISCAL MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998

NET SALES

Net sales increased $20.9 million, or 15.3%, to $156.8 million in the first half of 1999 from $136.0 million in the first half of 1998. The following table summarizes our net sales by segment:

                                                        Six fiscal months ended
                                 --------------------------------------------------------
                                          July 2, 1999                 July 3, 1998
                                 ---------------------------  ---------------------------
                                                             (In thousands)
                                   Net Sales            %          Net Sales             %         % Change
Concrete accessories             $  72,538            46.3%       $  64,136            47.2%         13.1%
Concrete forming systems            58,168            37.1           49,316            36.2          17.9
Paving products                     17,738            11.3           16,195            11.9           9.5
Masonry products                    13,142             8.4           10,982             8.1          19.7
Intersegment eliminations           (4,754)           (3.1)          (4,648)           (3.4)          2.3
                                   -------         -------          -------         -------        -------
Net sales                        $ 156,832           100.0%       $ 135,981           100.0%         15.3%
                                   =======         =======          =======         =======        =======

Net sales of concrete accessories increased by 13.1% to $72.5 million in the first half of 1999 from $64.1 million in the first half of 1998, due to the contribution of Cempro, increases in volume, and new product initiatives. Net sales of concrete forming systems were $58.2 million for the first half of 1999 compared to $49.3 million in the first half of 1998 due to the net sales of the acquired Symons Concrete Forms and Northwoods businesses and, to a lesser extent, increased volume. Net sales of paving products increased $1.5 million, or 9.5%, in the first half of 1999 compared to the first half of 1998 due to an increase in volume. Net sales of masonry products increased $2.2 million, or 19.7%. This is due to strategic pricing initiatives as well as a shift of resources to higher margin engineered products.

GROSS PROFIT

Gross profit for the first half of 1999 was $56.3 million, an 18.5% increase from $47.5 million in the first half of 1998, due primarily to increased net sales. Gross margin was 35.9% in the first half of this year, increasing from 34.9% last year due primarily to higher manufacturing efficiencies in concrete accessories, the shift to higher margin engineered products in the masonry products division, and higher growth in concrete forming systems and masonry products than paving products.

OPERATING EXPENSES

SG&A expenses increased $4.5 million to $41.3 million in the first half of 1999 from $36.7 million in the first half of 1998, due to the acquisitions and higher volume. Additionally, the Company recorded a $0.7 million non-recurring pension plan termination gain. SG&A expenses were lower as a percent of net sales from 27.0% in the first half of 1998 to 26.3% (26.7% without the pension gain) in the first half of 1999, due to increased net sales, partially offset by increases in new product development and sales personnel.

INTEREST EXPENSE

Interest expense increased from $5.8 million in the first half of 1998 to $6.0 million in the first half of 1999 due to increased long-term debt resulting from the acquisition of Cempro and working capital growth, partially offset by lower interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes in the first half of 1999 increased to $8.9 million from $4.9 million in the first half of 1998 and was comprised of the following:

                                           Six fiscal months ended
                                         ---------------------------
                                         July 2, 1999   July 3, 1998
                                         ------------   ------------
                                                    (In thousands)
          Concrete accessories              $ 9,608         $ 7,320
          Concrete forming systems            3,268           1,943
          Paving products                       451             893
          Masonry products                      140            (469)
          Intersegment eliminations          (2,398)         (2,248)
          Corporate                          (2,130)         (2,490)
                                            -------         -------
          Income before income taxes        $ 8,939         $ 4,949
                                            =======         =======


Concrete accessories' income before income taxes of $9.6 million in the first half of 1999 increased 31.3% from $7.3 million in the first half of 1998 due primarily to the increase in net sales and manufacturing efficiencies. Concrete forming systems' income before income taxes was $3.3 million in the first half of 1999 compared to $1.9 million in the first half of 1998 due to the increased net sales. Income before income taxes from paving products decreased to $0.5 million in the first half of 1999 from $0.9 million in the first half of 1998 due to increases in personnel made in anticipation of the growth of the business as a result of TEA-21. Income before income taxes from masonry products was $0.1 million in the first half of 1999 compared to a loss before income taxes of $0.5 million in the first half of 1998 due to higher net sales and the shift to higher gross margin engineered products. Corporate expenses decreased to $2.1 million from $2.5 million due to the non-recurring pension gain, partially offset by the full six month effect of 1998 personnel additions. Elimination of profit on intersegment sales was $2.4 million in the first half of 1999 as compared to $2.2 million in the first half of 1998.

NET INCOME

The effective tax rate remained flat at 45.0% in the first half of 1999 compared to the first half of 1998. Net income for the first half of 1999 was $4.9 million, or $0.83 per basic and $0.79 per diluted share, compared to $2.7 million, or $0.47 per basic share and $0.45 per diluted share, in the first half of 1998. Without the pension gain, net income per diluted share in the first half of 1999 was $0.72, a 60.0% increase from the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, debt to total capitalization ratio, amounts available under our revolving credit facility and cash gap. Cash gap is defined as the number of days of outstanding accounts receivable, plus the number of days of inventory on hand, less the number of days of outstanding accounts payable.

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first half of 1999 was $5.8 million and was comprised of the following:

              - $4.9 million of net income,
              - $3.6 million of non-cash reductions to net income, and
              - ($14.3) million of normal seasonal working capital growth.

The Company invested in the following:

               - $7.1 million in net capital expenditures and
               - $5.6 million of acquisitions.

These uses of cash were funded by draws on the Revolving Credit Facility of $19.5 million, resulting in a net increase in cash of $1.1 million.

At July 2, 1999, working capital was $62.2 million, compared to $44.7 million at December 31, 1998. The growth in working capital is primarily attributable to seasonal growth as the summer construction season begins.

At July 2, 1999, all of the $50.0 million Revolving Credit Facility was available, of which $32.6 million of borrowings were outstanding. The Term Loan had an outstanding balance at July 2, 1999 of $100.0 million. Other long-term debt consisted of $5.0 million to one of the former stockholders of Symons Corporation and $0.2 million to the City of Parsons, Kansas. At July 2, 1999, the Company had $137.7 million of long-term debt outstanding, of which $32 thousand was current. The Company's debt to total capitalization ratio increased to 63.2% as of July 2, 1999 from 61.2% as of December 31, 1998 due to the Cempro acquisition and to normal seasonal increase of long-term debt. The Company's debt to total capitalization ratio decreased from 65.9% as of July 3, 1998, primarily due to the net income generated in the last twelve months.

For the first half of 1999 the Company's average cash gap days were 68, an improvement of 8 days from 76 days in the first half of 1998 due to the Company's continued focus on working capital management.

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

The Company has filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of convertible trust preferred securities. The securities would be issued by a limited purpose Delaware trust which would use the proceeds to purchase from the Company the same principal amount of the Company's convertible junior subordinated debentures. The net proceeds would be used by the Company to pay some or all of its borrowings under its Revolving Credit Facility and for general corporate purposes.

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

The compliance review has involved testing of hardware and software systems, including non-information technology systems such as telephones and Computer Numerically Controlled machines. The Company has determined that it needs to replace or modify some of its software and hardware systems. The Company is replacing or upgrading the systems that have been identified as having Year 2000 issues.

The Company believes it has no material exposure to contingencies related to the Year 2000 issue for products sold as almost none of the Company's products contain time sensitive hardware or software systems.

The Company has initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. Particular attention has been given to those suppliers who may be the Company's only source for certain products or components. Approximately 85% of the third parties have responded indicating their Year 2000 readiness. The Company is diligently attempting to obtain responses from the remaining parties that have not responded and to clarify the readiness of those parties whose responses were not clear. Nevertheless, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant. The Company has also given particular attention to customers and their ability to communicate orders and pay for goods received.

The Company's estimates of Year 2000 costs are based on numerous assumptions; actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the Company's ability to timely identify and correct all relevant software and hardware systems and the success of third party vendors in addressing their own Year 2000 issues. To date, the Company has incurred $862,000 of which $782,000 was capitalized and $80,000 was expensed. These costs were to replace existing hardware and third party software and professional fees for external assistance. The estimated future cost for resolving Year 2000 issues is approximately $58,000, of which $48,000 is expected to be capitalized and $10,000 is expected to be expensed. These costs are to replace or upgrade existing hardware and third party software, including professional fees for external assistance.

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve all significant Year 2000 problems. The Company successfully completed a test of its integrated systems in the fourth quarter of 1998 and the second quarter of 1999. The Company completed substantially all of its Year 2000 projects by the end of the second quarter of 1999. The Company will continue to focus internal resources on ongoing contingency planning throughout the balance of 1999.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, changes in banking and tax laws, and the continued delay by the states in initiating construction projects under TEA-21 program; an unsuccessful outcome in the Company's legal proceedings and disputes; the Company's ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the effects of weather and seasonality on the construction industry; increasing consolidation of the Company's customers; the mix of products the Company sells; and the failure of the Company's supplies or customers to address their Year 2000 issues. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 2, 1999, the Company had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of a $50.0 million Revolving Credit Facility, of which $32.6 million was outstanding; a $100.0 million Term Loan; $5.2 million in other fixed-rate, long-term debt; and variable-to-fixed interest rate swaps on $50.0 million of the Term Loan.

The Revolving Credit Facility terminates in 2002 and has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Revolving Credit Facility approximates its $32.6 million face value. The weighted average interest rate at July 2, 1999 was 6.6%.

The $100.0 million Term Loan is due in 2005. The Term Loan permits the Company to choose from various interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Term Loan approximates its face value. The Term Loan had a weighted average interest rate of 8.4% at July 2, 1999.

The Company has two interest rate swap agreements on a total of $50.0 million of the Term Loan that fixed the LIBOR-based component of the interest rate formula as required by the Company's Credit Agreement. The swaps have a fixed ninety-day LIBOR component of 6.3% and expire on November 1, 2000. The ninety-day LIBOR as of July 2, 1999 was 5.3%. These swaps are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts. The estimated fair value of the interest rate swaps is a liability of $0.5 million.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.5 million and b.) a $0.2 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.2 million.

Management does not believe there will be any significant changes in interest rates in the near future. However, no assurances can be given that economic conditions or interest rates will remain stable for any particular period.

In the ordinary course of its business, the Company also is exposed to price changes in raw materials (particularly steel bar and rod and steel flat plate) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which the Company's suppliers operate. The Company generally does not use financial instruments to manage its exposure to changes in commodity prices.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Symons is currently a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business, in 1996 in the United States District Court for the Southern District of Iowa (Case No. 4-96-CV-80552). EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations but increased the damages awarded to EFCO by $0.1 million.

The Company believes that Symons has grounds for a successful appeal and remains committed to vigorously pursuing its appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the outcome of this litigation to be not estimable. Accordingly, the Company has not recorded any liability for the resolution of this suit. In the event the Company is unsuccessful in its post-trial motions and appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 12, 1999. The only matter voted on at such Annual Meeting of Shareholders was the election of directors. The following is the number of votes cast for or withheld from each nominee for election as a director.



             Nominee                                 For                      Withheld
             -------                                 ---                      --------
             William F. Andrews                      4,477,538                1,515
             John A. Ciccarelli                      4,477,538                1,515
             Timothy C. Collins                      4,477,538                1,515
             Matthew O. Diggs, Jr.                   4,477,538                1,515
             Matthew M. Guerreiro                    4,477,538                1,515
             Robert B. Holmes                        4,477,538                1,515

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended July 2, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DAYTON SUPERIOR CORPORATION
                                              ---------------------------




DATE: August 16, 1999                          BY:    /s/  Alan F. McIlroy
     ------------------------------               ------------------------------
                                                     Alan F. McIlroy
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.       Description



 (27)             Financial Data Schedule

                   27.1    Financial Data Schedule



















------------
** Filed herewith