Form 10-Q
period 1999-10-01
DAYTON SUPERIOR CORP
filed 1999-11-12
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
  OCTOBER 1, 1999                                                  1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OHIO                                                 31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

Washington Village Dr., Suite 130
        Dayton, Ohio                                               45459
---------------------------------                         ----------------------
        (Address of principal                                    (Zip Code)
        executive offices)

Registrant's telephone number, including area code: 937-428-6360
                                                   --------------

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

5,943,183 Class A Common Shares were outstanding as of November 10, 1999

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                   As of October 1, 1999 and December 31, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         October 1,   December 31,
                                                                           1999           1998
                                                                        ------------  ------------
                                     ASSETS
Current assets
   Cash                                                                 $   3,584       $    560
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $5,768 and $4,432                     59,069         42,996
   Inventories (Note 3)                                                    36,386         36,058
   Prepaid expenses and other current assets                                3,574          4,396
   Prepaid income taxes                                                         -            828
   Future income tax benefits                                               3,467          3,521
                                                                        ---------      ---------
       Total current assets                                               106,080         88,359
                                                                        ---------      ---------

Rental equipment, net (Note 3)                                             59,025         52,586
                                                                        ---------      ---------

Property, plant and equipment                                              70,200         63,850
   Less accumulated depreciation                                          (28,100)       (22,069)
                                                                        ---------      ---------
       Net property, plant and equipment                                   42,100         41,781
                                                                        ---------      ---------

Goodwill and intangible assets, net of accumulated amortization            70,909         70,130
Other assets                                                                  370            764
                                                                        ---------      ---------
                  Total assets                                          $ 278,484      $ 253,620
                                                                        =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (Note 4)                           $      32      $      32
   Accounts payable                                                        25,346         20,749
   Accrued compensation and benefits                                       10,869         12,443
   Accrued income taxes                                                     3,304              -
   Other accrued liabilities                                                6,761         10,408
                                                                        ---------      ---------
       Total current liabilities                                           46,312         43,632

Long-term debt (Note 4)                                                   128,779        118,173
Deferred income taxes                                                      11,152         11,544
Other long-term liabilities                                                 5,435          5,683
                                                                        ---------      ---------
       Total liabilities                                                  191,678        179,032
                                                                        ---------      ---------

Shareholders' equity
  Class A common shares                                                    47,417         42,316
  Class B common shares                                                         -          5,037
  Class A treasury shares                                                    (387)          (145)
  Cumulative other comprehensive income                                      (302)          (281)
  Retained earnings                                                        40,078         27,661
                                                                        ---------      ---------
       Total shareholders' equity                                          86,806         74,588
                                                                        ---------      ---------
       Total liabilities and shareholders' equity                       $ 278,484      $ 253,620
                                                                        =========      =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                       Consolidated Statements of Income
 For The Three and Nine Fiscal Months Ended October 1, 1999 and October 2, 1998
     (Amounts in thousands, except share and per share amounts) (Unaudited)


                                                       Three Fiscal Months Ended        Nine Fiscal Months Ended
                                                     ---------------------------      ---------------------------
                                                       October 1,     October 2,        October 1,     October 2,
                                                         1998            1998             1999            1999
                                                     -----------     -----------      -----------     -----------
Net sales                                            $    93,729     $    82,809      $   250,561     $   218,790

Cost of sales                                             55,857          49,512          156,381         137,993
                                                     -----------     -----------      -----------     -----------

   Gross profit                                           37,872          33,297           94,180          80,797

Selling, general and administrative expenses              20,643          18,690           60,720          54,396

Amortization of goodwill and intangibles                     578             497            1,761           1,529
                                                     -----------     -----------      -----------     -----------

   Income from operations                                 16,651          14,110           31,699          24,872

Other expenses

   Interest expense, net                                   2,921           2,967            8,945           8,781

   Other expense, net                                         92            (177)             177            (178)
                                                     -----------     -----------      -----------     -----------

   Income before provision for income taxes               13,638          11,320           22,577          16,269

Provision for income taxes                                 6,137           5,094           10,160           7,321
                                                     -----------     -----------      -----------     -----------

Net income                                           $     7,501     $     6,226      $    12,417     $     8,948
                                                     ===========     ===========      ===========     ===========

Basic net income per share                           $      1.26     $      1.05      $      2.09     $      1.53
                                                     ===========     ===========      ===========     ===========

Basic weighted average common shares outstanding       5,943,183       5,953,803        5,945,161       5,839,008
                                                     ===========     ===========      ===========     ===========

Diluted net income per share                         $      1.22     $      1.01      $      2.01     $      1.47
                                                     ===========     ===========      ===========     ===========

Diluted weighted average common and common
   equivalents shares outstanding                      6,169,760       6,193,038        6,183,032       6,073,046
                                                     ===========     ===========      ===========     ===========



        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
      For The Nine Fiscal Months Ended October 1, 1999 and October 2, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                                               October 1,     October 2,
                                                                                  1999           1998
                                                                               ----------     ----------
Cash Flows From Operating Activities:
   Net income                                                                   $ 12,417      $  8,948
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                  8,649         7,888
     Amortization of goodwill and intangibles                                      1,761         1,529
     Deferred income taxes                                                        (1,082)       (1,263)
     Amortization of deferred financing costs                                        643           593
       Gain on sales of rental equipment and property, plant and                  (5,198)       (5,690)
        equipment
Changes in assets and liabilities, net of effects of acquisitions (Note 2):
   Accounts receivable                                                           (15,505)      (15,818)
   Inventories                                                                        26        (1,911)
   Prepaid and accrued income taxes                                                3,999         3,666
   Accounts payable                                                                4,491         6,734
   Accrued liabilities and other long-term liabilities                            (3,776)        3,438
   Other, net                                                                        953           375
                                                                                --------      --------
           Net cash used in operating activities                                   7,378         8,489
                                                                                --------      --------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                        (5,006)       (3,894)
   Proceeds from sales of fixed assets                                               292           759
   Rental equipment additions                                                    (13,144)      (14,707)
   Proceeds from sales of rental equipment                                         8,395         8,170
   Acquisitions (Note 2)                                                          (5,415)       (1,602)
                                                                                --------      --------
           Net cash used in investing activities                                 (14,878)      (11,274)
                                                                                --------      --------

Cash Flows From Financing Activities:
   Issuance of long-term debt                                                     10,606         2,748
   Purchase of treasury shares                                                      (242)            -
   Issuance of common stock                                                          181           132
                                                                                --------      --------
           Net cash provided by financing activities                              10,545         2,880
                                                                                --------      --------

Effect of Exchange Rate Changes on Cash                                              (21)          (77)
                                                                                --------      --------

           Net increase in cash                                                    3,024            18

Cash, beginning of period                                                            560             -
                                                                                --------      --------
Cash, end of period                                                             $  3,584      $     18
                                                                                ========      ========

Supplemental Disclosures:
   Cash paid for income taxes                                                   $  7,182      $  4,053
   Cash paid for interest                                                          8,778         8,035
   Issuance of common stock in conjunction with acquisition (Note 2)                (117)        4,000




         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
 For The Three and Nine Fiscal Months Ended October 1, 1999 and October 2, 1998
                             (Amounts in thousands)
                                   (Unaudited)




                                                   Three Fiscal Months         Nine Fiscal Months
                                                          Ended                       Ended
                                                 ------------------------    ------------------------
                                                  October 1,   October 2,    October 1,     October 2,
                                                    1999          1998          1999          1998
                                                 ----------    ----------    ----------    ----------
Net income                                       $  7,501      $  6,226      $ 12,417       $  8,948
Other comprehensive income:
     Foreign currency translation adjustment          (83)          (51)          (21)           (77)
                                                 ----------    ----------    ----------    ----------
Comprehensive income                             $  7,418      $  6,175      $ 12,396       $  8,871
                                                 ==========    ==========    ==========    ==========




         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 1, 1999 AND OCTOBER 2, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

     (b) CEMPRO, INC.-- Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash, including acquisition costs of approximately $100. The business is being operated as a part of the Company's concrete accessories business.

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

     (d) SYMONS CONCRETE FORMS, INC.-- In May 1998, the Company purchased the stock of Symons Concrete Forms, Inc. (formerly known as CAI). The purchase price was approximately $6,600, including acquisition costs of approximately $200, and was paid in cash of approximately $400, assumption of long-term debt of approximately $2,200, and delivery of 216,040 Class A Common Shares valued at approximately $4,000, including a purchase price reduction of approximately $100 (6,456 Class A Common Shares) in 1999 related to uncollected accounts receivable. The business is being operated as a part of the Company's concrete forming systems division.

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

     (b) INVENTORIES-- Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company had no LIFO reserve as of October 1, 1999 and December 31, 1998. Following is a summary of the components of inventories as of October 1, 1999 and December 31, 1998:

                                                October 1,    December 31,
                                                   1999          1998
                                                 --------      --------
         Raw materials                           $  9,130      $  7,659
         Finished goods and work in progress       30,053        30,022
                                                 --------      --------
                                                   39,183        37,681
         Net realizable value reserve              (2,797)       (1,623)
                                                 --------      --------
                                                 $ 36,386      $ 36,058
                                                 ========      ========

     (c) RENTAL EQUIPMENT-- Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line basis. The balances as of October 1, 1999 and December 31, 1998 are net of accumulated depreciation of $9,608 and $6,796, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                            Three fiscal months       Nine fiscal months
                                   ended                    ended
                           ----------------------   ----------------------
                           October 1,  October 2,   October 1,  October 2,
                              1999        1998        1999        1998
                           ----------  ----------   ----------  ----------
         Rental revenue     $14,306     $13,295     $37,124     $31,757
         Cost of sales        2,263       2,253       6,256       5,805

     (d) FINANCIAL INSTRUMENTS--The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowings. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense. The fair value of the interest rate swaps in place at October 1, 1999 is a liability of $237.

     (e) RECLASSIFICATIONS--Certain reclassifications have been made to the 1998 amounts to conform to their 1999 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of October 1, 1999 and December 31, 1998:


                                                                     October 1,    December 31,
                                                                        1999           1998
                                                                     ----------    ------------
Revolving line of credit, weighted average interest rate of 6.9%     $  23,630      $  13,000
Term Loan, weighted average interest rate of 8.1%                      100,000        100,000
Note payable to one of the Former Stockholders, 10.5%                    5,000          5,000
City of Parsons, Kansas Economic Development Loan, 7.0%                    181            205
                                                                     ---------      ---------
Total long-term debt                                                   128,811        118,205
Less current portion                                                       (32)           (32)
                                                                     ---------      ---------
Long-term portion                                                    $ 128,779      $ 118,173
                                                                     =========      =========



During 1999, the Revolving Credit Facility was increased from $40,000 to $50,000. At October 1, 1999, $50,000 of the $50,000 Revolving Credit Facility was available, of which $23,630 of borrowings was outstanding. The average borrowing, maximum borrowing, and weighted average interest rate for the periods indicated are as follows:

                                    Three fiscal months       Nine fiscal months
                                           ended                    ended
                                  -----------------------  -----------------------
                                  October 1,   October 2,  October 1,   October 2,
                                     1999         1998        1999         1998
                                  ----------   ----------  ----------   ----------
Average borrowing                  $27,656      $22,505      $27,668      $20,712
Maximum borrowing                   32,560       25,280       37,140       26,620
Weighted average interest rate         7.0%         7.5%         6.9%         7.7%

The Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and prohibit the payment of dividends on Common Shares. The Company was in compliance with its loan covenants as of October 1, 1999.

(5) STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per share for the three and nine fiscal months ended October 1, 1999 and October 2, 1998 would have been reduced to the following pro forma amounts:


                                                   Three fiscal months            Nine fiscal months
                                                          ended                          ended
                                                --------------------------    ---------------------------
                                                October 1,      October 2,    October 1,       October 2,
                                                  1999            1998           1999             1998
                                                ----------      ----------    ----------       ----------
Net income                      As Reported     $ 7,501         $ 6,226       $ 12,417          $ 8,948
                                Pro Forma         7,416           6,170         12,100            8,758

Basic net income per share      As Reported        1.26            1.05           2.09             1.53
                                Pro Forma          1.25            1.04           2.04             1.50

Diluted net income per share    As Reported        1.22            1.01           2.01             1.47
                                Pro Forma          1.21            1.00           1.97             1.45



Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the nine fiscal months ended October 1, 1999 is presented in the table below:

                                                                   Weighted
                                                                   Average
                                                     Number of  Exercise Price
                                                      Shares       Per Share
                                                     ---------  --------------
Outstanding at December 31, 1998                      358,033      $  6.75
Granted at a weighed average fair value of $8.27       92,600        19.44
Exercised                                              (2,984)        8.38
Cancelled                                                (866)       16.81
                                                     --------      -------
Outstanding at October 1, 1999                        446,783      $  9.35
                                                     ========      =======

(6) RETIREMENT PLANS

The Company has been in the process of terminating and merging various defined benefit plans. As a result, in the second fiscal quarter of 1999, the Company recorded a non-recurring pension plan termination gain of approximately $0.8 million, of which approximately $0.7 million was recorded as selling, general, and administrative expenses and approximately $0.1 million was recorded as cost of goods sold.

(7) SEGMENT REPORTING

The Company operates in four segments, each with a general manager: concrete accessories, concrete forming systems, paving products, and masonry products. The segments are differentiated by their products and services, all of which serve the construction industry.

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

Information about the profit (loss) of each segment and the reconciliations to the consolidated amounts for the nine fiscal months ended October 1, 1999 and October 2, 1998 is as follows:


                                      Three fiscal months        Nine fiscal months
                                            ended                      ended
                                    -----------------------   -----------------------
                                    October 1,   October 2,   October 1,   October 2,
                                       1999        1998         1999          1998
                                    ----------   ----------   ----------   ----------
Concrete Accessories                $ 40,428     $ 37,669      $110,839     $ 99,540
Concrete Forming Systems              33,206       27,944        88,747       74,877
Paving Products                       12,721        9,980        30,459       26,175
Masonry Products                       7,374        7,216        20,516       18,198
                                    --------     --------      --------     --------
Net sales to external customers     $ 93,729     $ 82,809      $250,561     $218,790
                                    ========     ========      ========     ========

Concrete Accessories                $     53     $    404      $    851     $  2,669
Concrete Forming Systems               1,043        1,596         3,670        3,979
Paving Products                           35            -           132            -
                                    --------     --------      --------     --------
Net sales to other segments         $  1,131     $  2,000      $  4,653     $  6,648
                                    ========     ========      ========     ========

Concrete Accessories                $    878     $  1,012      $  2,771     $  2,995
Concrete Forming Systems               1,742        1,633         5,249        4,834
Paving Products                          153          187           516          553
Masonry Products                         148          135           409          399
                                    --------     --------      --------     --------
Interest expense                    $  2,921     $  2,967      $  8,945     $  8,781
                                    ========     ========      ========     ========




                                              Three fiscal months          Nine fiscal months
                                                     ended                       ended
                                             -----------------------     -----------------------
                                             October 1,   October 2,     October 1,   October 2,
                                                1999         1998           1999         1998
                                             ----------   ----------     ----------   ----------
Concrete Accessories                         $  9,428      $  9,131      $ 18,370      $ 16,451
Concrete Forming Systems                        3,987         2,775         7,255         4,718
Paving Products                                 1,461         1,028         1,912         1,921
Masonry Products                                  786           745           926           276
Intersegment Eliminations                        (558)         (967)       (2,290)       (3,215)
Corporate                                      (1,466)       (1,392)       (3,596)       (3,882)
                                             --------      --------      --------      --------
Income before income taxes                   $ 13,638      $ 11,320      $ 22,577      $ 16,269
                                             ========      ========      ========      ========

Concrete Accessories                         $    712      $    895      $  2,860      $  2,464
Concrete Forming Systems                        1,430         1,388         4,120         3,797
Paving Products                                   211           203           634           591
Masonry Products                                  332           331           994           990
Corporate                                          16            16            41            46
                                             --------      --------      --------      --------
Depreciation                                 $  2,701      $  2,833      $  8,649      $  7,888
                                             ========      ========      ========      ========

Concrete Accessories                         $    366      $    281      $  1,086      $    921
Concrete Forming Systems                           82            64           212           152
Paving Products                                    24            44           142           133
Masonry Products                                  106           108           321           323
                                             --------      --------      --------      --------
Amortization of goodwill and intangibles     $    578      $    497      $  1,761      $  1,529
                                             ========      ========      ========      ========



Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the nine fiscal months ended October 1, 1999 and October 2, 1998 is as follows:


                                  Three fiscal months          Nine fiscal months
                                         ended                       ended
                                 -----------------------     -----------------------
                                 October 1,   October 2,     October 1,   October 2,
                                    1999         1998           1999         1998
                                 ----------   ----------     ----------   ----------
Concrete Accessories               $   851     $   116         $ 2,421      $ 1,455
Concrete Forming Systems               759         315           1,433        1,510
Paving Products                        273          99             753          568
Masonry Products                        66         199             352          292
Corporate                                -          35              47           69
                                 ----------   ----------     ----------   ----------
Property, Plant, and Equipment
  Additions                        $ 1,949     $   764         $ 5,006      $ 3,894
                                 ==========   ==========     ==========   ==========
Concrete Accessories               $   591     $   960         $ 1,534      $ 2,224
Concrete Forming Systems             2,990       5,571          11,516       12,483
Masonry Products                        94           -              94            -
                                 ----------   ----------     ----------   ----------
Rental Equipment Additions         $ 3,675     $ 6,531         $13,144      $14,707
                                 ==========   ==========     ==========   ==========

There has been no material change in the relative assets employed by each segment since December 31, 1998.

(8) CONTINGENCIES

Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. The events that precipitated this case occurred well before the acquisition of Symons in 1997. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $100. This case is currently on appeal before the United States Court of Appeals for the Eighth Circuit. Symons and EFCO have filed their briefs with the court and have requested the opportunity to present oral arguments.

The Company believes that Symons has grounds for a successful appeal and remains committed to vigorously pursuing its appellate rights. A successful appeal could overturn the judgment against Symons or result in a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the ultimate outcome of this litigation to be not estimable, and accordingly, the Company has not recorded any liability for the resolution of this suit. In the event that Symons is unsuccessful in its appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

(9) SUBSEQUENT EVENT

     (a) CONVERTIBLE PREFERRED TRUST SECURITIES-- On October 5, 1999, the Company completed an underwritten public offering of 1,062,500 convertible trust preferred securities at a price of $20 per security. The securities were issued by a limited purpose Delaware trust which used the proceeds to purchase from the Company the same principal amount of the Company's convertible junior subordinated debentures. The securities are guaranteed by the Company on a subordinated basis.

         Distributions are payable on the trust preferred securities at the rate of 10% per annum, and the securities are convertible into Dayton Superior Class A Common Shares at the rate of 0.80 common shares for each preferred security, which equates to a conversion price of $25 per common share, a 47% premium on the closing price on the date of issuance.

         The net proceeds of approximately $20,000 were used by the Company to repay some of its borrowings under its Revolving Credit Facility. The effect of these securities, an increase of 850,000 common equivalent shares, has not been reflected in the diluted weighted average common and common equivalent shares outstanding for the three and nine months ended October 1, 1999.

     (b) SOUTHERN CONSTRUCTION PRODUCTS, INC.-- In October 1999, the Company purchased substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. for approximately $8.6 million in cash, subject to adjustment. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

         The acquisition has been accounted for as a purchase and the results of Southern Construction Products will be included in the financial statements from the date of acquisition. The purchase price will be allocated based on the estimated fair values of the assets acquired. Pro forma financial information is not required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dayton Superior Corporation ("the Company") believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of the Company's products are used in concrete or masonry construction, the function and nature of the products differ widely. The Company has four principal operating divisions, which are organized around the following product lines:

         -   Concrete Accessories;
         -   Concrete Forming Systems;
         -   Paving Products; and
         -   Masonry Products.

In June 1998, the Transportation Equity Act for the 21st Century ("TEA-21") was enacted. TEA-21 provides, on average, a 40% increase in federal highway spending through 2004. The Company's paving products segment experienced benefit from TEA-21 beginning in the second half of 1999. The Company believes that TEA-21 had no significant impact on its 1998 operations.

ACQUISITIONS

The Company has completed five acquisitions since the beginning of 1998. These acquisitions were small add-on acquisitions, and are summarized in the following table:

                                                                             Purchase Price
  Date             Business Acquired                  Division                (In millions)
  ----             -----------------                  --------                 ---------
May 1998          Symons Concrete Forms        Concrete Forming Systems           $6.6
May 1998          Northwoods                   Concrete Forming Systems            0.8
June 1998         Secure                       Paving Products                     0.6
January 1999      Cempro                       Concrete Accessories                5.4
October 1999      Southern Construction        Masonry Products and                8.6*
                                               Concrete Accessories


*Subject to adjustment

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales for the periods indicated:


                                                   THREE FISCAL MONTHS          NINE FISCAL MONTHS
                                                         ENDED                       ENDED
                                                 -----------------------     -----------------------
                                                 OCTOBER 1,   OCTOBER 2,     OCTOBER 1,   OCTOBER 2,
                                                    1999         1998           1999         1998
                                                 ----------   ----------     ----------   ----------
Net sales                                          100.0%       100.0%         100.0%       100.0%
Cost of sales                                       59.6         59.8(1)        62.4         63.1(1)
                                                 ----------   ----------     ----------   ----------
Gross profit                                        40.4         40.2(1)        37.6         36.9(1)
                                                 ----------   ----------     ----------   ----------
Selling, general and administrative expenses        22.0         22.6(1)        24.2         24.8(1)
Amortization of goodwill and intangibles             0.6          0.6            0.7          0.7
                                                 ----------   ----------     ----------   ----------
Total selling, general and administrative
    expenses                                        22.6         23.2           24.9         25.5
                                                 ----------   ----------     ----------   ----------
Income from operations                              17.8         17.0           12.7         11.4
Interest expense, net                                3.1          3.5            3.6          4.1
Other expense net                                    0.1         (0.2)           0.1         (0.1)
                                                 ----------   ----------     ----------   ----------
Income before provision for income taxes            14.6         13.7            9.0          7.4
Provision for income taxes                           6.6          6.2            4.0          3.3
                                                 ----------   ----------     ----------   ----------
Net Income                                           8.0%         7.5%           5.0%         4.1%
                                                 ==========   ==========     ==========   ==========



(1) We made a reclassification to the 1998 amounts to conform to the 1999 presentation.

COMPARISON OF THREE FISCAL MONTHS ENDED OCTOBER 1, 1999 AND OCTOBER 2, 1998

NET SALES

Net sales increased $10.9 million, or 13.2%, to $93.7 million in the third quarter of 1999 from $82.8 million in the third quarter of 1998. The following table summarizes our net sales by segment for the periods indicated:


                                         Three fiscal months ended
                              ------------------------------------------------
                                  October 1, 1999          October 2, 1998
                              ------------------------  ----------------------
                                                (In thousands)
                              Net Sales          %      Net Sales          %       % Change
                              ---------       ------    ---------       -------    --------
Concrete accessories          $ 40,481         43.2%    $ 38,073         46.0%       6.3%
Concrete forming systems        34,249         36.5       29,540         35.7       15.9
Paving products                 12,756         13.6        9,980         12.0       27.8
Masonry products                 7,374          7.9        7,216          8.7        2.2
Intersegment eliminations       (1,131)        (1.2)      (2,000)        (2.4)     (43.5)
                              --------        -----     --------        -----      -----
Net sales                     $ 93,729        100.0%    $ 82,809        100.0%      13.2%
                              ========        =====     ========        =====      =====

Net sales of concrete accessories increased by 6.3% to $40.5 million in the third quarter of 1999 from $38.1 million in the third quarter of 1998, due primarily to the contribution of Cempro. Volume increases in most geographic areas offset a volume decrease in some portions of the western United States. Net sales of concrete forming systems increased 15.9% to $34.2 million for the third quarter of 1999 compared to $29.5 million in the third quarter of 1998, due to the expansion and introduction of new products, including exclusive U.S. distribution rights to two European forming systems. Net sales of paving products increased 27.8% to $12.8 million in the third quarter of 1999 compared to $10.0 million in the third quarter of 1998 due to an increase in volume as a result of TEA-21 and marketing initiatives. Net sales of masonry products increased 2.2% to $7.4 million in the third quarter of 1999 from $7.2 million in the third quarter of 1998 due to volume gains of commodity products.

GROSS PROFIT

Gross profit for the third quarter of 1999 was $37.9 million, a 13.7% increase from $33.3 million in the third quarter of 1998, due primarily to increased net sales. Gross margin was 40.4% in the third quarter of 1999, increasing from 40.2% in 1998 due primarily to higher margin rental revenues in the concrete forming systems division that more than offset the impact of the higher proportion of lower gross margin paving products division.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $2.0 to $21.2 million in the third quarter of 1999, from $19.2 million in the third quarter of 1998, due to increases in new product development and sales personnel. SG&A expenses were lower as a percent of net sales from 23.2% in the third quarter of 1998 to 22.6% in the third quarter of 1999, due to the effect of increased net sales on fixed costs.

INTEREST EXPENSE

Interest expense decreased from $3.0 million in the third quarter of 1998 to $2.9 million in the third quarter of 1999, despite the increase in debt, due to lower interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes in the third quarter of 1999 increased 20.5% to $13.6 million from $11.3 million in the third quarter of 1998 and was comprised of the following:

                                         Three fiscal months ended
                                     -----------------------------------
                                     October 1, 1999     October 2, 1998
                                     ---------------     ---------------
                                                (In thousands)
          Concrete accessories           $  9,428            $  9,131
          Concrete forming systems          3,987               2,775
          Paving products                   1,461               1,028
          Masonry products                    786                 745
          Corporate                        (1,466)             (1,392)
          Intersegment eliminations          (558)               (967)
                                         --------            --------
          Income before income taxes     $ 13,638            $ 11,320
                                         ========            ========

Concrete accessories' income before income taxes of $9.4 million in the third quarter of 1999 increased $0.3 million from $9.1 million in the third quarter of 1998 due primarily to the increase in net sales. Concrete forming systems' income before income taxes increased 43.7% to $4.0 million in the third quarter of 1999 from $2.8 million in the third quarter of 1998 due to the increase in net sales and a higher proportion of rental revenue. Income before income taxes from paving products increased to $1.5 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998 due to the increase in net sales more than offsetting the increases in personnel made in anticipation of the growth of the business as a result of TEA-21. Income before income taxes from masonry products was $0.8 million in the third quarter of 1999 compared to $0.7 million in the third quarter of 1998 due to the increase in net sales. Corporate expenses increased slightly to $1.5 million from $1.4 million. Elimination of profit on intersegment sales was $0.6 million in the third quarter of 1999, compared to $1.0 million in the third quarter of 1998.

NET INCOME

The effective tax rate remained flat at 45.0% in the third quarter of 1999 compared to the third quarter of 1998. Net income for the third quarter of 1999 was $7.5 million, or $1.26 per basic share and $1.22 per diluted share, compared to $6.2 million, or $1.05 per basic share and $1.01 per diluted share, in the third quarter of 1998.

COMPARISON OF NINE FISCAL MONTHS ENDED OCTOBER 1, 1999 AND OCTOBER 2, 1998

NET SALES

Net sales increased $31.8 million, or 14.5%, to $250.6 million in the first nine months of 1999 from $218.8 million in the first nine months of 1998. The following table summarizes our net sales by segment:


                                           Nine fiscal months ended
                             ----------------------------------------------------
                                   October 1, 1999           October 2, 1998
                             -------------------------   ------------------------
                                                (In thousands)
                              Net Sales           %      Net Sales           %      % Change
                             -----------      --------   ---------       --------   --------
Concrete accessories          $ 111,690         44.6%    $ 102,209         46.7%       9.3%
Concrete forming systems         92,417         36.9        78,856         36.0       17.2
Paving products                  30,591         12.2        26,175         12.0       16.9
Masonry products                 20,516          8.2        18,198          8.3       12.7
Intersegment eliminations        (4,653)        (1.9)       (6,648)        (3.0)     (30.0)
                              ---------        -----     ---------        -----       ----
Net sales                     $ 250,561        100.0%    $ 218,790        100.0%      14.5%
                              =========        =====     =========        =====       ====


Net sales of concrete accessories increased by 9.3% to $111.7 million in the first nine months of 1999 from $102.2 million in the first nine months of 1998, due to the contribution of Cempro, increases in volume, and new product initiatives. Net sales of concrete forming systems were $92.4 million for the first nine months of 1999 compared to $78.9 million in the first nine months of 1998 due to the net sales of the acquired Symons Concrete Forms and Northwoods businesses and the expansion and introduction of new products, including exclusive U.S. distribution rights to two European forming systems. Net sales of paving products increased 16.9% to $30.6 million in the first nine months of 1999 compared to $26.2 million in the first nine months of 1998 due to an increase in volume as a result of TEA-21 and marketing initiatives. Net sales of masonry products increased by 12.7% to $20.5 million in the first nine months of 1999 from $18.2 million in the first nine months of 1998 due to higher volume, strategic pricing initiatives, and a shift of resources to higher margin engineered products.

GROSS PROFIT

Gross profit for the first nine months of 1999 was $94.1 million, a 16.6% increase from $80.8 million in the first nine months of 1998, due primarily to increased net sales. Gross margin was 37.6% in the first nine months of this year, increasing from 36.9% in the first nine months of 1998 due primarily to higher manufacturing efficiencies in concrete accessories, the shift to higher margin engineered products in the masonry products division, and higher growth in the higher margin concrete forming systems business.

OPERATING EXPENSES

SG&A expenses increased $6.6 million to $62.5 million in the first nine months of 1999 from $55.9 million in the first nine months of 1998, due to the acquisitions and increases in new product development and sales personnel. Additionally, the Company recorded a $0.7 million non-recurring pension plan termination gain in the second quarter of 1999. SG&A expenses were lower as a percent of net sales from 25.5% in the first nine months of 1998 to 24.9% (25.2% without the pension gain) in the first nine months of 1999, due to the effect of increased net sales on fixed costs.

INTEREST EXPENSE

Interest expense increased from $8.8 million in the first nine months of 1998 to $8.9 million in the first nine months of 1999 due to increased long-term debt resulting from the acquisition of Cempro and working capital growth, partially offset by lower interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes in the first nine months of 1999 increased to $22.6 million from $16.3 million in the first nine months of 1998 and was comprised of the following:

                                                Nine fiscal months ended
                                         ---------------------------------------
                                         October 1, 1999         October 2, 1998
                                         ---------------         ---------------
                                                      (In thousands)
          Concrete accessories              $ 18,370                  $16,451
          Concrete forming systems             7,255                    4,718
          Paving products                      1,912                    1,921
          Masonry products                       926                      276
          Corporate                           (3,596)                  (3,882)
          Intersegment eliminations           (2,290)                  (3,215)
                                            --------                  --------
          Income before income taxes        $ 22,577                  $ 16,269
                                            ========                  ========

Concrete accessories' income before income taxes of $18.4 million in the first nine months of 1999 increased 11.7% from $16.5 million in the first nine months of 1998 due primarily to the increase in net sales and manufacturing efficiencies. Concrete forming systems' income before income taxes increased 53.8% to $7.3 million in the first nine months of 1999 from $4.7 million in the first nine months of 1998 due to the increased net sales, a higher proportion of rental revenue, and the contribution of the acquired Symons Concrete Forms. Income before income taxes from paving products remained flat at $1.9 million in the first nine months of 1999 compared to the first nine months of 1998 due to the sales growth, offset by personnel increases made in anticipation of the growth of the business as a result of TEA-21. Income before income taxes from masonry products was $0.9 million in the first nine months of 1999 compared to $0.3 million in the first nine months of 1998 due to higher net sales and the shift to higher gross margin engineered products. Corporate expenses decreased to $3.6 million from $3.9 million due to the non-recurring pension gain, partially offset by the full nine month effect of 1998 personnel additions. Elimination of profit on intersegment sales was $2.3 million in the first nine months of 1999 as compared to $3.2 million in the first nine months of 1998.

NET INCOME

The effective tax rate remained flat at 45.0% in the first nine months of 1999 compared to the first nine months of 1998. Net income for the first nine months of 1999 was $12.4 million, or $2.09 per basic and $2.01 per diluted share, compared to $8.9 million, or $1.53 per basic share and $1.47 per diluted share, in the first nine months of 1998. Without the pension gain, net income per diluted share in the first nine months of 1999 was $1.94, a 32.0% increase from the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, debt to total capitalization ratio, amounts available under our revolving credit facility and cash gap. Cash gap is defined as the average number of days of outstanding accounts receivable, plus the number of days of inventory on hand, less the number of days of outstanding accounts payable.

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving facility credit and the issuance of long-term debt and equity.

Net cash provided by operating activities in the first nine months of 1999 was $7.4 million and was comprised of the following:

      -  $12.4 million of net income,
      -  $4.8 million of non-cash reductions to net income, and
      -  $(9.8) million of normal seasonal working capital growth.

The Company invested in the following:

      -  $9.5 million in net capital expenditures and
      -  $5.4 million of acquisitions.

These uses of cash were funded by draws on the Revolving Credit Facility of $10.6 million, resulting in a net increase in cash of $3.0 million.

At October 1, 1999, working capital was $59.8 million, compared to $44.7 million at December 31, 1998. The growth in working capital is primarily attributable to higher cash and higher accounts receivable from both the overall growth of the Company and the seasonally stronger third quarter.

At October 1, 1999, all of the $50.0 million Revolving Credit Facility was available, of which $23.6 million of borrowings were outstanding. The term loan had an outstanding balance at October 1, 1999 of $100.0 million. Other long-term debt consisted of $5.0 million to one of the former stockholders of Symons Corporation and $0.2 million to the City of Parsons, Kansas. At October 1, 1999, the Company had $128.8 million of long-term debt outstanding, of which $32 thousand was current. The Company's net debt to total capitalization ratio, net of cash, decreased to 59.1% as of October 1, 1999 from 61.2% as of December 31, 1998, primarily due to the net income generated.

For the first nine months of 1999, the Company's average cash gap days were 68, an improvement of 8 days from 76 days in the first nine months of 1998 due to the Company's continued focus on working capital management.

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

On October 5, 1999, the Company completed an underwritten public offering of 1,062,500 convertible trust preferred securities at a price of $20 per security. The securities were issued by a limited purpose Delaware trust which used the proceeds to purchase from the Company the same principal amount of the Company's convertible junior subordinated debentures. The securities are guaranteed by the Company on a subordinated basis.

Distributions are payable on the trust preferred securities at the rate of 10% per annum, and the securities are convertible into Dayton Superior Class A Common Shares at the rate of 0.80 common shares for each preferred security, which equates to a conversion price of $25 per common share, a 47% premium on the closing price on the date of issuance.

The net proceeds of approximately $20,000 were used by the Company to repay some of its borrowings under its Revolving Credit Facility. The effect of these securities, an increase of 850,000 common equivalent shares, has not been reflected in the diluted weighted average common and common equivalent shares outstanding for the three and nine months ended October 1, 1999.

SEASONALITY

The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 50% of annual cash flow from operations is generated in the fourth quarter.

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

The Company has initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. Particular attention has been given to those suppliers who may be the Company's only source for certain products or components. Approximately 95% of the third parties have responded indicating their Year 2000 readiness. The Company is diligently attempting to obtain responses from the remaining parties that have not responded and to clarify the readiness of those parties whose responses were not clear. Nevertheless, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant. The Company has also given particular attention to customers and their ability to communicate orders and pay for goods received.

The Company's estimates of Year 2000 costs are based on numerous assumptions; actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the Company's ability to timely identify and correct all relevant software and hardware systems and the success of third party vendors in addressing their own Year 2000 issues. To date, the Company has incurred $905,000 of which $825,000 was capitalized and $80,000 was expensed. These costs were to replace existing hardware and third party software and professional fees for external assistance. The estimated future cost for resolving Year 2000 issues is approximately $15,000 of which $5,000 is expected to be capitalized and $10,000 is expected to be expensed. These costs are to replace or upgrade existing hardware and third party software, including professional fees for external assistance.

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

The Company believes that its most reasonably likely worst case scenario would be related to the lack of success of third party vendors in addressing their Year 2000 issues, particularly suppliers who are the Company's only source, such as local electricity providers. If a facility is unable to manufacture products due to a lack of electricity, contingency plans include the transfer of production orders to other facilities.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, changes in banking and tax laws, and the continued delay by the states in initiating construction projects under TEA-21 program; an unsuccessful outcome in the Company's legal proceedings and disputes; the Company's ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the effects of weather and seasonality on the construction industry; increasing consolidation of the Company's customers; the mix of products the Company sells; and the failure of the Company's supplies or customers to address their Year 2000 issues. This list of factors is not intended to be exhaustive, and additional information concerning relative risk factors can be found in the Company's Registration Statement on Form S-3 and the Annual Report on Form 10-K filed with the Securities and Exchange Commission. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of October 1, 1999, the Company had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of a $50.0 million Revolving Credit Facility, of which approximately $23.6 million was outstanding; a $100.0 million Term Loan; variable-to-fixed interest rate swaps on $50.0 million of the Term Loan; and approximately $5.2 million in other fixed-rate long-term debt.

The Revolving Credit Facility terminates in 2002 and has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Revolving Credit Facility as of October 1, 1999 approximated its $23.6 million face value. The weighted average interest rate at October 1, 1999 was 6.9%.

The $100.0 million Term Loan is due in 2005. The Term Loan permits the Company to choose from various interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Term Loan, as of October 1,1999, approximated its face value. The Term Loan had a weighted average interest rate of 8.1% at October 1, 1999.

The Company has two interest rate swap agreements on a total of $50.0 million of the Term Loan that fixed the LIBOR-based component of the interest rate formula as required by the Company's Credit Agreement. The swaps have a fixed ninety-day LIBOR component of 6.3% and expire on November 1, 2000. The ninety-day LIBOR as of October 1, 1999 was 6.1%. These swaps are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts. The estimated fair value of the interest rate swaps as of October 1, 1999 is a liability of $0.2 million.

Other long-term debt consists of a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value as of October 1, 1999 of $5.6 million and a $0.2 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value as of October 1, 1999 of $0.2 million.

In the ordinary course of its business, the Company also is exposed to price changes in raw materials (particularly steel rod) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which the Company's suppliers operate. The Company generally does not use financial instruments to manage its domestic or international exposure to changes in commodity prices.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Symons currently is a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of its business, in 1996 in the United States District Court for the Southern District of Iowa (Case No. 4-96-CV-80552). EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations but increased the damages awarded to EFCO by $0.1 million. This case is currently on appeal before the United States Court of Appeals for the Eighth Circuit. Symons and EFCO have filed their briefs with the court and have requested the opportunity to present oral arguments.


The Company believes that Symons has grounds for a successful appeal and remains committed to vigorously pursuing its appellate rights. A successful appeal could overturn the judgment against Symons or result in a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the outcome of this litigation to be not estimable and, accordingly, the Company has not recorded any liability for the resolution of this suit. In the event the Company is unsuccessful in its appeals, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) REPORTS ON FORM 8-K. During the quarter ended October 1, 1999, the Company did not file any Current Reports on Form 8-K.

         SIGNATURES
         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DAYTON SUPERIOR CORPORATION
                                           ---------------------------



         DATE: November 12, 1999                    BY: /s/  Alan F. McIlroy
              ---------------------                    ------------------------
                                                        Alan F. McIlroy
                                                        Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit No.       Description
-----------       -----------

(4)    Instruments Defining the Rights of Security Holders, Including Indentures

        4.1 Certificate of Trust of Dayton Superior Capital Trust [Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Reg. No. 333-84613)]

        4.2 Form of Amendment and Restated Trust Agreement of Dayton Superior Capital Trust among Dayton Superior Corporation, as Depositor, Firstar Bank, N.A., as Property Trustee, Mark A. Ferrucci, as Delaware Trustee, and the Administrative Trustees named therein [Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (Reg. No. 333-84613)]

        4.3 Form of Junior Convertible Subordinated Indenture between Dayton Superior Corporation and Firstar Bank, N.A., as Indenture Trustee [Incorporated herein by reference to Exhibit
                 4.6 to the Company's Registration Statement on Form S-3 (Reg. No. 333-84613)]

        4.4 Form of Preferred Security (see Exhibit D to the Trust Agreement referred to as Exhibit 4.2)

        4.5      Form of Junior Convertible Subordinated Debenture (see Sections
                 2.2 and 2.3 of the Indenture included as Exhibit 4.3)

        4.6 Form of Guarantee Agreement between Dayton Superior Corporation, as Guarantor, and Firstar Bank, N.A., as Guarantee Trustee, with respect to the Preferred Securities of the Dayton Superior Capital Trust [Incorporated herein by reference to
                 Exhibit 4.9 to the Company's Registration Statement on Form S-3 (Reg. No. 333-84613)]

 (27)   Financial Data Schedule

        27.1    Financial Data Schedule                                       **




------------

** Filed herewith