Form 10-K
period 1999-12-31
DAYTON SUPERIOR CORP
filed 2000-03-30
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 1999
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the close of business on March 20, 2000, the aggregate market value of voting shares held by non-affiliates of the registrant (determined by multiplying the highest selling price of a Class A Common Share on the New York Stock Exchange on such date by the total number of Class A Common Shares outstanding not beneficially owned by directors or officers of the registrant) was $135,453,297.

Number of Class A Common Shares, outstanding on March 20, 2000     5,946,233

                                     PART I

In this Annual Report on Form 10-K, unless otherwise noted, the terms "Dayton Superior," "we," "us" and "our" refer to Dayton Superior Corporation and its subsidiaries.

ITEM 1. BUSINESS.

                                     GENERAL

        We believe that Dayton Superior Corporation is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. In many of our product lines, we believe we are the market leader and lowest cost manufacturer competing primarily with smaller, regional suppliers with more limited product offerings. Our products are used primarily in two segments of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential buildings, such as schools, stadiums, prisons, retail sites, commercial offices and manufacturing facilities.

        Our revenue is comprised of a profitable mix of sales of consumable products and the sale and rental of engineered equipment. We believe that the breadth of our product offering and national distribution network allow us to maintain a large customer base that prefers a "one-stop" supplier. We manufacture the substantial majority of our 18,000 products, which we sell under a number of well-established brand names. Our national distribution system, which we believe is the largest in our industry, allows us to efficiently cross-sell and distribute newly developed and acquired product lines on a nationwide basis. Through our network of 62 service/distribution centers, we serve over 6,000 customers, comprised of independent distributors, and a broad array of precast concrete manufacturers, general contractors, subcontractors and metal fabricators. This nationwide customer base provides us with a geographically diversified sales mix and reduces our dependence on the economic cycles of any one region.

        On January 19, 2000, we entered into an agreement and plan of merger with Stone Acquisition Corp., an affiliate of Odyssey Investment Partners, LLC, the manager of a New York based private equity investment fund, for $27.00 per share in cash, for a total transaction value (debt and equity) of approximately $315 million. Holders of the Company-obligated mandatorily redeemable convertible trust preferred securities will have the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security upon consummation of the merger. The recapitalization merger is conditioned on shareholder approval, receipt of financing, government regulatory approvals and other customary conditions. The closing is currently anticipated to occur in the second quarter of 2000.

        We currently have four principal business units, which are organized around the following product lines:

        Concrete Accessories (Dayton/Richmond(R)). We believe we are the leading North American manufacturer of concrete accessories which are used in connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars. For the fiscal year ended December 31, 1999, our concrete accessories business unit had net sales to external customers of $139.8 million, or 43%, of our total net sales.

         Concrete Forming Systems (Symons(R)). We believe we are the leading North American manufacturer of concrete forming systems which are comprised of reusable, engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold liquid concrete in place while it hardens. For the fiscal year ended December 31, 1999, our concrete forming systems business unit had net sales to external customers of $117.6 million, or 37%, of our total net sales.

         Paving Products (American Highway Technology(R)). We believe we are the leading North American manufacturer of welded dowel assemblies and dowel baskets, which are paving products used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. These consumable products are used to transfer dynamic loads between adjacent slabs of concrete roadway. For the fiscal year ended December 31, 1999, our paving products business unit had net sales to external customers of $36.5 million, or 11%, of our total net sales.

         Masonry Products (Dur-O-Wal(R)). We believe we are the leading North American manufacturer of masonry products that are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls. Masonry products also include engineered products used to repair or restore brick and stone buildings. For the fiscal year ended December 31, 1999, our masonry products business unit had net sales of $28.3 million, or 9%, of our total net sales.


                                    PRODUCTS

         Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. Most of our products are consumable, providing us with a source of recurring revenue. In addition, while our products represent a relatively small portion of a construction project's total cost, our products assist in ensuring the on-time, quality completion of those projects. We continually attempt to increase the number of products we offer by using engineers and product development teams to introduce new products and refine existing products.

         CONCRETE ACCESSORIES. Our concrete accessories business unit manufactures and sells concrete accessories primarily under the Dayton/Richmond(R) brand name. Net sales of our concrete accessories business unit to external customers accounted for $139.8 million, or 43%, of our total 1999 net sales.

         Concrete accessories include:

            - WALL-FORMING PRODUCTS. Wall-forming products include shaped metal ties and accessories that are used with modular forms to hold concrete in place when walls are poured at a construction site or are prefabricated off site. These products, which generally are not reusable, are made of wire or plastic or a combination of both materials. We generally manufacture these products on customized high-speed automatic equipment.

            - BRIDGE DECK PRODUCTS. Bridge deck products are metal assemblies of varying designs used to support the formwork used by contractors in the construction and rehabilitation of bridges.

            - BAR SUPPORTS. Bar supports are non-structural metal or plastic supports used to position rebar within a horizontal slab or form to be filled with concrete. Bar supports are often plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar.

            - PRECAST AND PRESTRESSED CONCRETE CONSTRUCTION PRODUCTS. Precast
              and prestressed concrete construction products are metal assemblies of varying designs used in the manufacture of precast concrete panels and prestressed concrete beams and structural members. Precast concrete panels and prestressed concrete beams are fabricated away from the construction site and transported to the site. Precast concrete panels are used in the construction of prisons, freeway sound barrier walls, external building facades and other similar applications. Prestressed concrete beams use multiple strands of steel under tension embedded in concrete beams to provide rigidity and bearing strength, and often are used in the construction of bridges, parking garages and other applications where long, unsupported spans are required.

            - TILT-UP CONSTRUCTION PRODUCTS. Tilt-up construction products include a complete line of inserts, lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to "tilt-up" the walls, which then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction. Some of our tilt-up construction products can be rented as well as sold.

            - FORMLINER PRODUCTS. Formliner products include plastic and elastomeric products that adhere to the inside face of forms to provide shape to the surface of the concrete.

            - CHEMICAL PRODUCTS. Chemical products sold by our concrete accessories business unit include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring and placement of concrete.


         CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit manufactures, sells and rents reusable modular concrete forming systems primarily under the Symons(R) name. These products include standard and specialty concrete forming systems, shoring systems and accessory products. To capitalize on the durability and relatively high unit cost of prefabricated forming equipment, we also rent forming products. Net sales of our concrete forming systems business unit to external customers accounted for $117.6 million, or 37%, of our total 1999 net sales.

         Our concrete forming system products include:

            - CONCRETE FORMING SYSTEMS. Concrete forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it cures. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects' specific needs for concrete placements. Both standard and specialty forming systems and related accessories are sold and rented for use.

            - SHORING SYSTEMS. Shoring systems, including aluminum beams and joists, post shores and shoring frames used to support deck and other raised forms while concrete is being poured.

            - CONSTRUCTION CHEMICALS. Construction chemicals sold by the concrete forming systems business unit include form release agents, sealers, water repellents, grouts and epoxies and other chemicals used in the pouring, stamping and placement of concrete.


         PAVING PRODUCTS. Our paving products business unit sells products, primarily consisting of welded dowel assemblies and dowel baskets, used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. This business unit sells paving products primarily under the American Highway Technology(R) name, but we also offer some paving products under the Dayton/Richmond(R) name. We manufacture welded dowel assemblies primarily using automated and semi-automated equipment. Net sales of paving products accounted for $36.5 million, or 11%, of our total 1999 net sales.

         Paving products include:

            - WELDED DOWEL ASSEMBLIES AND DOWEL BASKETS. Welded dowel assemblies and dowel baskets are used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

            - CORROSIVE-PREVENTING EPOXY COATINGS. Corrosive-preventing epoxy coatings are used for infrastructure construction products and a wide range of industrial and construction uses.

            - CONSTRUCTION CHEMICALS. Construction chemicals sold by our paving products business unit include curing compounds used in concrete road construction.

         MASONRY PRODUCTS. Our masonry products business unit manufactures and sells masonry products under the Dur-O-Wal(R) name. Our masonry product line consists primarily of masonry wall reinforcement products, masonry anchors, engineered products and other accessories used in masonry construction and restoration to reinforce brick and concrete walls, anchor inner to outer walls and provide avenues for water to escape. Net sales of masonry products accounted for $28.3 million, or 9%, of our total 1999 net sales.

         Masonry products are wire products that improve the performance and longevity of masonry walls by providing crack control, greater elasticity and higher strength to withstand seismic shocks and better resistance to rain penetration.

         We have the in-house ability to produce hot-dipped zinc galvanized finishes on masonry wall reinforcement products. Hot-dipped galvanized finishes are considered to provide superior protection against corrosion compared to alternative finishes. In recent years, model building codes in a number of regions of the country in which masonry construction is used have been amended to require use of hot-dipped galvanized masonry wall reinforcement products.

         We also sell other masonry products which connect one form of masonry to another or masonry to a building structure. Masonry products are used in the restoration of existing masonry construction, for seismic retrofitting of existing brick veneer surfaces to strengthen the surfaces against earthquake damage and for moisture control applications.


                                  MANUFACTURING

         We manufacture the substantial majority of the products we sell. Most of our concrete accessories, paving products and masonry products are manufactured at eighteen principal facilities in the United States, although some of our service/distribution facilities also can produce smaller lots of some products. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.

         By developing our own automatic high-speed manufacturing equipment, we believe we generally have achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times, and lower inventory levels than most of our competitors. In addition, our masonry products business unit's ability to "hot-dip" galvanize products provides it with an advantage over many competitors' manufacturing masonry wall reinforcement products, which lack this internal capability. We also have a flexible manufacturing setup and can make the same products at several locations using short and discrete manufacturing lines.

         We manufacture our concrete forming systems at two facilities in the United States. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches, and other heavy machinery typical for this type of manufacturing operation.

         We generally operate our manufacturing facilities two shifts per day, five days per week (six days per week during peak months and, in some instances, three shifts), with the number of employees increasing or decreasing as necessary to satisfy demand on a seasonal basis.

                                  DISTRIBUTION

         We distribute our products through over 3,000 independent distributors, and our own network of 62 service/distribution centers located in the United States and Canada. Eighteen of the service/distribution centers are associated with our manufacturing plants. Of these 62 locations, 24 are dedicated principally to the distribution of concrete accessories, 30 are dedicated principally to the distribution of forming systems, 3 are dedicated primarily to the distribution of paving products, 5 are dedicated principally to the distribution of masonry products and some locations carry more than one of our product lines. We ship most of our products to our service/distribution centers from our manufacturing plants; however, a majority of our centers also are able to produce smaller batches of some products on an as-needed basis to fill rush orders.

         We have an on-line inventory tracking system for the concrete accessories, paving products and construction chemicals businesses, which enables our customer service representatives to identify, reserve and ship inventory quickly from any of our locations in response to telephone orders.

         Our system provides us with a competitive advantage since our service representatives are able to answer customer questions about availability and shipping dates while still on the telephone. We primarily use third-party common carriers to ship our products.

         We also use our distribution system to sell products which are manufactured by others. These products usually are sold under our brand names and often are produced for us on an exclusive basis. Sales of these products allow us to utilize our distribution network to increase sales without making significant capital investments. We believe there is an increasing trend among our distributors to consolidate into larger entities, which could result in increased price competition.

                               SALES AND MARKETING

         We employ approximately 400 sales and marketing personnel, of whom approximately one-half are field sales people and one-half are customer service representatives. Sales and marketing personnel are located in all of our locations. We produce product catalogs and promotional materials that illustrate certain construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects and engineers to secure the use of our products whenever possible.

         We consider our engineers to be an integral part of the sales and marketing effort. Our engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects.

                                    CUSTOMERS

         We have over 6,000 customers, over 50% of which purchase our products for resale. Our customer base is geographically diverse, with no customer accounting for more than 4% of net sales in 1999. Our ten largest customers accounted for less than 15% of our net sales in 1999. Customers who purchase our products for resale generally do not sell our products exclusively.

         CONCRETE ACCESSORIES. Our concrete accessories business unit has approximately 1,800 customers, consisting of distributors, rebar fabricators and precast and prestressed concrete manufacturers. We estimate that approximately 80% of the customers of this business unit purchase our products for resale. The largest customer of the business unit accounted for approximately 3% of the business unit's 1999 net sales. The business unit's top ten customers accounted for approximately 20% of its 1999 net sales.

         Our concrete accessories business unit has instituted a certified dealer program for those dealers who handle our tilt-up construction products. This program was established to educate dealers in the proper use of our tilt-up products and to assist them in providing engineering assistance to their customers. Certified dealers are not permitted to carry other manufacturers' tilt-up products, which we believe are incompatible with ours and, for that reason, could be unsafe if used with our products. The business unit currently has 109 certified tilt-up construction product dealers.

         CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit has approximately 3,000 customers, consisting of distributors, precast and prestressed concrete manufacturers, general contractors and subcontractors. We estimate that approximately 90% of the customers of this business unit are the end-users of its products, while approximately 10% of those customers purchase its products for resale or re-rent. This business unit's largest customer accounted for approximately 6% of the business unit's 1999 net sales and its ten largest customers accounted for approximately 25% of its 1999 net sales.

         PAVING PRODUCTS. Our paving products business unit has approximately 200 customers, consisting primarily of distributors of construction supplies and, to a lesser extent, general contractors and subcontractors. This business unit's largest customer accounted for approximately 16% of the business unit's 1999 net sales and its ten largest customers accounted for approximately 70% of its 1999 net sales.

         MASONRY PRODUCTS. Our masonry products business unit has approximately 1,750 customers consisting of distributors, brick and concrete block manufacturers, general contractors and sub-contractors. We estimate that approximately 90% of the business unit's customers purchase its products for resale. This business unit's largest customer accounted for approximately 4% of its 1999 net sales and its ten largest customers accounted for approximately 20% of its 1999 net sales.


                                  RAW MATERIALS

         Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc and injection-molded plastic parts. Steel, in its various forms, constitutes approximately 30-35% of our cost of sales. We currently purchase materials from over 300 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases.

                                   COMPETITION

         Our industry is highly competitive in most product categories and geographic regions. We compete with a relatively small number of full-line national manufacturers of concrete accessories, concrete forming systems, masonry products and paving products, and a much larger number of regional manufacturers and manufacturers with limited product lines. We believe competition in our industry is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. Due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, some local or regional manufacturers and suppliers may have a competitive advantage over us in a given region. We believe the size, breadth and quality of our product lines provide us with advantages of scale in both distribution and production relative to our competitors.

                             TRADEMARKS AND PATENTS

         We sell most products under the registered trade names Dayton Superior(R), Dayton/Richmond(R), Symons(R), Dur-O-Wal(R) and American Highway Technology(R), which we believe are widely recognized in the construction industry and, therefore, are important to our business. Although some of our products (and components of some products) are protected by patents, we do not believe these patents are material to our business. We have approximately 120 trademarks and 90 patents.

                                    EMPLOYEES

         As of December 31, 1999, we employed approximately 800 salaried and 1,450 hourly personnel, of whom approximately 1,000 of the hourly personnel and six of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; St. Joseph, Missouri; Aurora, Illinois and Kankakee, Illinois manufacturing/distribution plants and our service/distribution centers in Baltimore, Maryland; Atlanta, Georgia and Santa Fe Springs, California are covered by collective bargaining agreements. We believe we have good employee and labor relations.

                                   SEASONALITY

         Our operations are seasonal in nature, with approximately 60% of our sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 50% of our cash flow from operations is generated in the fourth quarter.

                                     BACKLOG

         We typically ship most of our products, other than paving products and some specialty forming systems, within one week and often within 24 hours after we receive the order. Other product lines, including paving products and specialty forming systems, may be shipped up to six months after we receive the order, depending on our customer's needs. Accordingly, we do not maintain significant backlog, and backlog as of any particular date is not representative of our actual sales for any succeeding period.


ITEM 2. PROPERTIES.

         Our corporate headquarters are located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities are located throughout North America, as follows:


                                                                                               Leased/      Size
         Location                           Use                  Principal Business Unit       Owned      (Sq. Ft.)
---------------------------  ----------------------------------  ----------------------------  ---------  ---------
Des Plaines, Illinois        Manufacturing/Distribution
                             and Symons Headquarters             Concrete Forming Systems      Owned        171,650
Miamisburg, Ohio             Manufacturing/Distribution and
                             Dayton/Richmond Headquarters        Concrete Accessories          Owned        126,000
Aurora, Illinois             Manufacturing/Distribution and
                             Dur-O-Wal Headquarters              Masonry Products              Owned        109,000
Kankakee, Illinois           Manufacturing/Distribution and
                             American Highway Technology
                             Headquarters                        Paving Products               Leased       107,900
Tremont, Pennsylvania        Manufacturing/Distribution          Concrete Accessories          Owned        102,650
Parsons, Kansas              Manufacturing/Distribution          Paving Products               Owned         98,250
New Braunfels, Texas         Manufacturing/Distribution          Concrete Forming Systems      Owned         89,600
Atlanta, Georgia             Service/Distribution                Concrete Accessories          Leased        74,090
Parker, Arizona              Manufacturing/Distribution          Concrete Accessories          Leased        60,000
Birmingham, Alabama          Manufacturing/Distribution          Concrete Accessories          Leased        55,000
Centralia, Illinois          Manufacturing/Distribution          Concrete Accessories          Owned         53,500
St. Joseph, Missouri         Manufacturing/Distribution          Concrete Accessories          Owned         53,342
Grand Prairie, Texas         Service/Distribution                Concrete Accessories          Leased        45,000
Seattle, Washington          Service/Distribution                Concrete Accessories          Leased        42,825
Santa Fe Springs,
California                   Service/Distribution                Concrete Accessories          Leased        40,000
Toronto, Ontario             Service/Distribution                Concrete Accessories          Leased        40,000
Oregon, Illinois             Manufacturing/Distribution          Concrete Accessories          Owned         39,000
Helena, Alabama              Manufacturing/Distribution          Paving Products               Leased        32,000
Folcroft, Pennsylvania       Service/Distribution                Concrete Accessories          Owned         32,000
Baltimore, Maryland          Service/Distribution                Masonry Products              Owned         30,000


ITEM 3. LEGAL PROCEEDINGS.

         Our Symons business unit currently is a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of its business, in 1996 in the United States District Court for the Southern District of Iowa (Case No. 4-96-CV-80552). EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14 million were awarded against Symons in January 1999. In a ruling on post-trial motions in April 1999, the district court judge dismissed EFCO's claim of intentional interference with contractual relations but increased the damages awarded to EFCO by $100,000. Briefs were filed and oral argument heard before the United States Court of Appeals for the Eighth Circuit on March 13, 2000. We are awaiting the decision of the Court.

         We believe Symons has grounds for a successful appeal and we remain committed to vigorously pursuing our appellate rights. A successful appeal could overturn the judgment against Symons or result in a new trial. Symons' liability, if any, cannot finally be determined until all rights of the parties have been exhausted or have expired by lapse of time. We consider the outcome of this litigation to be not estimable and, accordingly, we have not recorded any liability for the resolution of this suit. In the event Symons is unsuccessful in its appeal, we could be required to pay the full amount of the judgment plus interest or a potentially higher amount. An unsuccessful appeal could have a material adverse effect on us.

         Our 1997 purchase agreement to acquire Symons provided for a post-closing purchase price adjustment. We are currently in a dispute with the former stockholders of Symons regarding this purchase price adjustment. The dispute includes a lawsuit brought by the former stockholders in Delaware and an arbitration proceeding which began in July 1999. We have demanded a number of adjustments that would reduce the purchase price, while the former stockholders have demanded adjustments that would increase the purchase price by approximately $5 million if all of their adjustments were made and none of our adjustments were made. We are unable to determine the final amount of the adjustment, if any, that will be made to the purchase price. A final decision by the arbiter is pending. If the former stockholders of Symons prevail in this dispute, we may be required to make an additional purchase price payment to them. We would expect to record any such payment as additional goodwill with respect to the acquisition. A significant payment would adversely affect our financial condition and results of operations and could reduce our liquidity and the funds available to us to implement our business strategy.

         We and all of our directors and one officer are defendants in a purported shareholder class action civil suit brought in January 2000 in the Court of Common Pleas in Montgomery County, Ohio (Case No. 2000 CV 00415). The plaintiff alleges that we and the other defendants have engaged in self dealing and breached our fiduciary duties to shareholders with respect to the recapitalization merger. We believe this suit is without merit and are committed to vigorously defending ourselves and the other defendants. We have filed with the court a motion to dismiss the complaint. In the event we are unsuccessful in our defense, we could be materially and adversely affected.

         During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in certain other legal proceedings, management believes the results of these proceedings will not have a material effect on our results of operations, in part due to certain indemnification arrangements. We believe that our potential exposure to such legal actions is adequately covered by product and general liability insurance.

                              ENVIRONMENTAL MATTERS


         Our businesses are subject to regulation under various and changing federal, state and local laws and regulations relating to the environment and to employee safety and health.

These environmental laws and regulations govern the generation, storage, transportation, disposal and emission of various substances. Permits are required for operation of our businesses (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. We believe we are in substantial compliance with these laws and permitting requirements. Our businesses also are subject to regulation under various and changing federal, state and local laws and regulations which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination at our own sites and at facilities where our waste is or has been disposed.

         We expect to incur ongoing capital and operating costs to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common shares are traded on the New York Stock Exchange under the symbol "DSD." The following table shows the high and low closing prices for our common shares for the periods indicated.

                                             HIGH           LOW
                                           -------        -------
       FISCAL YEAR 1998
            First Quarter................  $20.375        $15.875
            Second Quarter...............   22.125         16.500
            Third Quarter................   21.375         16.625
            Fourth Quarter...............   20.875         14.375

       FISCAL YEAR 1999
            First Quarter................  $23.500        $17.313
            Second Quarter...............   20.125         16.750
            Third Quarter................   20.750         16.500
            Fourth Quarter...............   19.688         11.750


         As of March 1, 2000, there were 67 holders of record of common shares, as shown on our transfer agent's records.

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

         The Company is restricted by the terms of its credit agreements from paying cash dividends on the Common Shares and may in the future enter into loan or other agreements or issue debt securities or preferred shares that restrict the payment of cash dividends on the Common Shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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


                                                                 Year Ended December 31,
                                      ----------------------------------------------------------------------------
                                          1995             1996            1997             1998           1999
                                      ----------       ----------      ----------       ----------      ----------
EARNINGS STATEMENT DATA:
Net sales                             $   92,802       $  124,486      $  167,412       $  282,849      $  322,170
Cost of sales                             63,990           86,021         111,044          177,094         199,464
                                      ----------       ----------      ----------       ----------      ----------
Gross profit                              28,812           38,465          56,368          105,755         122,706
Selling, general and
  administrative expenses                 18,698           23,637          36,761           73,721          81,800
Amortization of goodwill and
  intangibles                              1,491            1,749           1,885            2,213           2,369
                                      ----------       ----------      ----------       ----------      ----------
Income from operations                     8,623           13,079          17,722           29,821          38,537
Interest expense, net                      4,231            4,829           5,556           11,703          11,661
Other expense (income), net                   (3)              96             (64)            (202)            230
Provision for income taxes (1)               690            3,538           5,277            8,244          11,991
                                      ----------       ----------      ----------       ----------      ----------
Income  before extraordinary item          3,705            4,616           6,953           10,076          14,655
Extraordinary item, net of tax                 -           (2,314)(2)           -                -               -
                                      ----------       ----------      ----------       ----------      ----------
Net income                            $    3,705       $    2,302      $    6,953       $   10,076      $   14,655
                                      ==========       ==========      ==========       ==========      ==========
Net income available to common
  shareholders                        $       71       $    2,302      $    6,953       $   10,076      $   14,335
                                      ==========       ==========      ==========       ==========      ==========
Basic income per share before
  extraordinary item                  $     0.02       $     1.02      $     1.22       $     1.72      $     2.41
Basic net income per share            $     0.02       $     0.51      $     1.22       $     1.72      $     2.41

Basic weighted average  common
  shares  outstanding  (3)             2,990,847        4,547,527       5,703,601        5,867,338       5,944,667
Diluted income (loss) per share
  before extraordinary item           $     0.02       $     0.94      $     1.17       $     1.65      $     2.30
Diluted net income per share          $     0.02       $     0.47      $     1.17       $     1.65      $     2.30
Diluted weighted average
  common and common share
  equivalents outstanding  (3)         3,558,908        4,925,464         5,933,244      6,098,205       6,376,935



                                                                    As of December 31,
                                      ----------------------------------------------------------------------------
BALANCE SHEET:
Total assets                          $  103,860       $  107,835      $  226,930       $  253,620      $  278,679
Long-term debt (including current
  portion)                                53,012           34,769         120,236          118,205         105,173
Shareholders' equity                      27,485           52,872          60,529           74,588          88,772



(1) In 1995, the provision for income taxes was reduced to reflect the utilization of net operating losses.

(2) During June 1996, the Company prepaid its $40,000 unsecured senior promissory notes. In conjunction therewith, the Company paid a prepayment premium of $2,400 and expensed unamortized financing costs and debt discount of $795 and $538, respectively. The Company recorded an extraordinary loss of $2,314, net of an income tax effect of $1,419. The Company funded this repayment with $23,041 in proceeds from its public stock offering and $19,359 from its credit facility.

(3) Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the year. Common share equivalents include, if dilutive, the number of common shares issuable upon the conversion of the Company-obligated mandatorily redeemable convertible trust preferred securities. Common share equivalents also include the number of shares issuable upon the exercise of outstanding options and warrants, less the shares that could be purchased with the proceeds from the exercise of the options and warrants, based on the Company's average trading price for 1999, 1998, 1997, and 1996 and the initial public offering price of $13.00 per share for 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. We have four principal business units, which are organized around the following product lines:

            - Concrete Accessories (Dayton/Richmond(R));

            - Concrete Forming Systems (Symons(R));

            - Paving Products (American Highway Technology(R)); and

            - Masonry Products (Dur-O-Wal(R)).

         Through our business units, we design, manufacture and distribute metal accessories and forms to independent distributors for resale to contractors, brokers and other manufacturers. In some of our product lines, we also may sell directly to end users and may provide equipment for rental. When our business was started in 1924, it consisted primarily of the concrete accessories business and operated primarily in the eastern United States. In 1982, we acquired Superior Concrete Accessories, Inc., which expanded our geographic reach to include the rest of the continental United States and doubled the size of our company. In 1995, we acquired our masonry products business unit through the acquisition of Dur-O-Wal, which we believe is the leading North American manufacturer of masonry wall reinforcement products and other metal masonry accessories. In 1996, we created a separate paving products business unit to operate a business that was previously a part of our concrete accessories business unit. In 1997, we again almost doubled our size when we acquired our concrete forming systems business unit and added to our concrete accessories business unit through the acquisition of Symons Corporation. With the addition of Symons, we also approximately doubled the number of our distribution and manufacturing locations. We believe that Symons is the leading North American manufacturer of concrete forming systems. We also have expanded some of our business units through additional smaller acquisitions.

         In June 1998, The Transportation Equity Act for the 21st Century, known as "TEA-21" was enacted. TEA-21 authorizes $218 billion in federal spending on highway and infrastructure projects through the year 2003 and represents a 44% increase over the 1991 Intermodal Surface Transportation Act, the previous six-year federal program. At a minimum, $162 billion of the $218 billion has been allocated to highway and bridge programs. Our paving products business unit began to benefit from TEA-21 during the second half of 1999.

         Unless otherwise indicated, the discussion of our results of operations that follows includes information for Symons, Dur-O-Wal and the other acquisitions only from the dates that we acquired each of those companies.

CONCRETE ACCESSORIES (DAYTON/RICHMOND(R))

         Our concrete accessories business unit derives its revenues from the sale of products primarily to independent distributors. We also provide some equipment on a rental basis. Our concrete accessories business unit manufactures substantially all of the products it sells, which are shipped to customers based on orders. We design and manufacture or customize most of the machines we use to produce concrete accessories, and these proprietary designs allow for quick changeover of machine set-ups. This flexibility, together with our extensive distribution system, enable this business unit to deliver many of its products within 24 hours of a customer order. Therefore, product inventories are maintained at relatively low levels. Cost of sales for our concrete accessories business unit consists primarily of purchased steel and other raw materials, as well as the costs associated with manufacturing, assembly, testing, internal shipping and associated overhead.

CONCRETE FORMING SYSTEMS (SYMONS(R))

         Our concrete forming systems business unit derives its revenues from the sale and rental of engineered, reusable modular systems and related accessories to independent distributors and contractors. Sales of concrete forming systems and specific consumables generally represent approximately two-thirds of the revenues of this business unit, and rentals represent the remaining one-third. Sales of concrete forming systems generally are more sensitive to economic cycles than rentals. Rental equipment also can be sold as used equipment. The business unit's products include systems with steel frames and a plywood face, also known as Steel-Ply(R), and systems that use steel in both the frame and face. All-steel forming systems are characterized by larger, project-driven orders, which increases backlog relative to the Steel-Ply(R) forms which are held in inventory for rental and sale. Our concrete forming systems business unit manufactures and assembles Steel-Ply(R) forms and outsources some of the manufacturing involved in all-steel forms. This outsourcing strategy allows us to fulfill larger orders without increased overhead. Cost of sales for our concrete forming systems business unit consists primarily of purchased steel, specialty plywood, and other raw materials; depreciation and maintenance of rental equipment, and the costs associated with manufacturing, assembly and overhead.

PAVING PRODUCTS (AMERICAN HIGHWAY TECHNOLOGY(R))

         Our paving products business unit derives its revenues from sales to independent distributors and contractors. Orders from customers are affected by state and local governmental infrastructure expenditures and their related bid processes. This is our business unit most affected by the demand expected to be generated as a consequence of TEA-21. Due to the project-oriented nature of paving jobs, these products generally are made to order. This serves to keep inventories low but increases the importance of backlog in this business unit. Our paving products division manufactures nearly all of its products. Cost of sales for our paving products business unit consists primarily of steel, as well as the costs associated with manufacturing and overhead.

MASONRY PRODUCTS (DUR-O-WAL(R))

         Our masonry products business unit derives its revenues from sales to independent distributors and brick and concrete block manufacturers who package our products with other products for resale to customers. Our masonry products business unit sells two principal categories of products: new construction products and restoration and repair products. New construction products are used to strengthen masonry walls or the connection between masonry and other portions of the wall at the time a building is constructed. Restoration and repair products are used to refurbish masonry and brick buildings and strengthen connections between masonry and the interior portions of the wall and are more engineered and generally generate higher margins than new construction products. The masonry products business unit manufactures and assembles the majority of its products before shipping to customers based on orders. Cost of sales for the masonry products business unit consists primarily of steel, as well as costs associated with manufacturing and overhead.

ACQUISITIONS

         We have completed 9 acquisitions since the beginning of 1997. These are summarized in the following table:


                                                                                  Purchase Price
    Date               Business Acquired                Business Unit             (in millions)
    ----               -----------------                -------------             -------------
February 1997      Ironco                            Paving Products                    $1.5
September 1997     Baron Steel                       Concrete Accessories                0.3
September 1997     Symons                            Concrete Forming Systems           85.0*
                   Richmond Screw Anchor             Concrete Accessories
May 1998           Symons Concrete Forms             Concrete Forming Systems            6.7
May 1998           Northwoods                        Concrete Forming Systems            0.8
June 1998          Secure                            Paving Products                     0.6
January 1999       Cempro                            Concrete Accessories                5.4
October 1999       Southern Construction Products    Masonry Products and                8.3
                                                     Concrete Accessories
February 2000      Polytite                          Masonry Products                    1.5


* Subject to arbitration adjustment.

RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations as a percentage of net sales for the periods indicated.


                                                          1999       1998        1997
                                                         -----      -----       -----
Net sales                                                100.0%     100.0%      100.0%
Cost of goods sold                                        61.9       62.6        66.3
                                                         -----      -----       -----
Gross profit                                              38.1       37.4        33.7
Selling, general and administrative expenses              25.4       26.1        22.0
Amortization of goodwill and intangibles                   0.7        0.8         1.1
                                                         -----      -----       -----
Total selling, general and administrative expenses        26.1       26.9        23.1
                                                         -----      -----       -----
Income from operations                                    12.0       10.5        10.6
Interest expense, net                                      3.6        4.1         3.3
Other expense (income), net                                0.1       (0.1)         --
                                                         -----      -----       -----
Income before income taxes and extraordinary item          8.3        6.5         7.3
Provision for income taxes                                 3.8        2.9         3.1
                                                         -----      -----       -----
Net income                                                 4.5        3.6         4.2
Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                 0.1         --          --
                                                         -----      -----       -----
Net income available to common shareholders                4.4%       3.6%        4.2%
                                                         =====      =====       =====


COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Net Sales

         Our 1999 net sales reached $322.2 million, a 13.9% increase from $282.8 million in 1998.

         The following table summarizes our net sales by segment for the periods indicated:


                                             YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                          1999                      1998
                              ----------------------     ----------------------
                                                 (IN THOUSANDS)
                                  NET                       NET                        %
                                 SALES            %        SALES             %       CHANGE
                              ---------        -----     ---------       ------      ------
Concrete accessories ....     $ 144,722         44.9%    $ 131,467         46.5%      10.1%
Concrete forming systems        122,720         38.1       104,711         37.0       17.2
Paving products .........        36,695         11.4        30,967         10.9       18.5
Masonry products ........        28,265          8.8        24,292          8.6       16.4
Intersegment eliminations       (10,232)        (3.2)       (8,588)        (3.0)      19.1
                              ---------        -----     ---------       ------
         Net sales ......     $ 322,170        100.0%    $ 282,849        100.0%      13.9%
                              =========        =====     =========       ======


          Net sales of concrete accessories increased by 10.1% to $144.7 million in 1999 from $131.5 million in 1998, due primarily to increases in volume, new product initiatives, and the contribution of the acquired Cempro business. Net sales of concrete forming systems increased by 17.2% to $122.7 million in 1999 from $104.7 million in 1998 due to a full year's sales from the 1998 acquisitions of Symons Concrete Forms and Northwoods and the expansion and introduction of new products, including exclusive distribution rights to two European forming systems. Net sales of paving products increased by 18.5% to $36.7 million in 1999 from $31.0 million in 1998 due to an increase in volume as a result of TEA-21 and marketing initiatives. Net sales of masonry products increased by 16.4% to $28.3 million in 1999 from $24.3 million in 1998, due to the acquisition of Southern Construction Products, higher existing volume, and strategic pricing initiatives.

         Gross Profit

         Gross profit for 1999 was $122.7 million, a 16.0% increase over $105.8 million for 1998. Gross margin was 38.1% in 1999 compared to 37.4% in 1998. Gross margin increased primarily due to higher volume absorbing fixed costs in all business units, and a better mix of higher gross margin rental revenue in the concrete forming systems business. This more than offset the effects of the lower gross margin Cempro and Southern Construction Products businesses.

         Selling, General and Administrative Expenses

         Our selling, general, and administrative expenses, including the amortization of goodwill and intangibles ("SG&A expenses") increased to $84.2 million in 1999 from $75.9 million in 1998. The increase is due to the effect of 1998 and 1999 acquisitions, higher distribution costs associated with the higher net sales volume, increases in new product development and sales personnel, and legal fees to defend ourselves in the EFCO litigation. These were partially offset by a $0.7 million non-recurring pension plan termination gain in the second quarter of 1999. SG&A expenses were lower as a percent of sales to 26.1% in 1999 from 26.9% in 1998, due to the effect of higher net sales on fixed costs.

         Interest Expense

         Interest expense remained flat at $11.7 million in 1999 and 1998. Interest expense initially increased due to higher debt from the acquisition of Cempro. However, this was offset by the lower debt as a result of increased operating cash flow and the fourth quarter issuance of our mandatorily redeemable convertible preferred trust securities.

         Income Before Income Taxes

         Income before income taxes in 1999 increased 45.4% to a record $26.6 million from $18.3 million in 1998, and was comprised of the following:

                                                   YEARS ENDED
                                                   DECEMBER 31,
                                              ----------------------
                                                1999          1998
                                              --------      --------
                                                  (IN THOUSANDS)
         Concrete accessories ...........     $ 22,964      $ 19,387
         Concrete forming systems .......       10,876         6,133
         Paving products ................        1,569         1,677
         Masonry products ...............        1,058           487
         Intersegment eliminations ......       (4,903)       (4,153)
         Corporate ......................       (4,918)       (5,211)
                                              --------      --------
               Income before income taxes     $ 26,646      $ 18,320
                                              ========      ========

         Concrete accessories income before income taxes of $23.0 million, or 15.9% of net sales, in 1999 increased from $19.4 million, or 14.7% of net sales, in 1998, due primarily to the increase in net sales of concrete accessories. Concrete forming systems income before income taxes of $10.9 million, or 8.9% of net sales, in 1999 increased from $6.1 million, or 5.9% of net sales, in 1998, due primarily to the full year effect of the 1998 acquisition of Symons Concrete Forms, and increased sales from the existing business. Income before income taxes from paving products decreased to $1.6 million, or 4.3% of net sales, in 1999 from $1.7 million, or 5.4% of net sales, in 1998, due to personnel increases made in anticipation of the growth of the business as a result of TEA-21. Income before income taxes from masonry products increased to $1.1 million, or 3.7% of net sales, in 1999 from $0.5 million, or 2.0% of net sales, in 1998, due to the acquisition of Southern Construction Products and a shift to higher margin engineered products. Corporate expenses decreased to $4.9 million from $5.2 million due to the non-recurring pension gain which was offset by the addition of personnel in 1998 and 1999. Elimination of gross profit on intersegment sales increased to $4.9 million in 1999 from $4.2 million in 1998 due to higher intersegment sales.

         Net Income

          Our effective tax rate was 45.0% in both 1999 and 1998. Net income increased $4.6 million to $14.7 million in 1999 from $10.1 million in 1998 due to the factors described above.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Net Sales

         Our 1998 net sales reached a record $282.8 million, a 69.0% increase from $167.4 million in 1997 and a 12.1% increase from pro forma 1997 sales of $252.3 million as if Symons had been acquired on January 1, 1997.

         The following table summarizes our net sales by segment for the periods indicated:


                                           YEARS ENDED DECEMBER 31,
                              ------------------------------------------------
                                       1998                        1997
                              ----------------------     ---------------------
                                                  (IN THOUSANDS)
                                 NET                         NET                      %
                                SALES             %         SALES           %       CHANGE
                              ---------         ----     ---------        ----      ------
Concrete accessories ....     $ 131,467         46.5%    $  92,251        55.1%      42.5%
Concrete forming systems        104,711         37.0        21,066        12.6      397.1
Paving products .........        30,967         10.9        29,177        17.4        6.1
Masonry products ........        24,292          8.6        24,918        14.9       (2.5)
Intersegment eliminations        (8,588)        (3.0)           --        --         --
                              ---------        -----     ---------       -----
         Net sales ......     $ 282,849        100.0%    $ 167,412       100.0%      69.0%
                              =========        =====     =========       =====


           Net sales of concrete accessories increased by 42.5% from $92.2 million in 1997 to $131.5 million in 1998, due primarily to a full year's net sales from the Richmond Screw Anchor division of Symons that was acquired in September 1997. Net sales of concrete forming systems increased from $21.1 million in 1997 to $104.7 million in 1998 due to a full year's net sales resulting from the acquisition of Symons. Net sales of paving products increased by 6.1% to $31.0 million in 1998 from $29.2 million in 1997 due to increased market share and sales volume. Net sales of masonry products decreased to $24.3 million in 1998 from $24.9 million in 1997, due to a high level of competition in the hot dipped and mill galvanized masonry wall reinforcement product markets, which was somewhat offset by a shift to higher margin, lower volume engineered products.

         Gross Profit

         Gross profit for 1998 was $105.8 million, an 87.6% increase over $56.4 million for 1997. Gross margin was 37.4% in 1998 compared to 33.7% in 1997. Gross margin increased primarily due to the inclusion of the Symons business for a full year as concrete forming systems have higher gross margins, primarily due to rental revenues, than our other product lines.

         Selling, General, and Administrative Expenses

         Our SG&A expenses increased from $38.6 million in 1997 to $75.9 million in 1998. The increase is due to the inclusion of a full year of expenses resulting from the acquisition of Symons. SG&A expenses increased as a percent of sales from 23.1% in 1997 to 26.9% in 1998, due to concrete forming systems having a higher percentage of SG&A expenses to net sales than our other operating segments. This reflects the additional distribution costs associated with the management of the rental equipment fleet.

         Interest Expense

         Interest expense increased to $11.7 million in 1998 from $5.6 million in 1997 due primarily to the full year effect of higher debt resulting from the Symons acquisition, and to a lesser extent, higher capital expenditures.

         Income Before Income Taxes

         Income before income taxes in 1998 increased 49.8% to $18.3 million from $12.2 million in 1997, and was comprised of the following:

                                                  YEARS ENDED
                                                  DECEMBER 31,
                                             ----------------------
                                               1998          1997
                                             --------      --------
                                                  (IN THOUSANDS)
         Concrete accessories ..........     $ 19,387      $ 13,723
         Concrete forming systems ......        6,133           364
         Paving products ...............        1,677         1,377
         Masonry products ..............          487             5
         Intersegment eliminations .....       (4,153)            -
                                             --------      --------
         Corporate .....................       (5,211)       (3,239)
                                             --------      --------
              Income before income taxes     $ 18,320      $ 12,230
                                             ========      ========

           Concrete accessories income before income taxes of $19.4 million, or 14.7% of net sales, in 1998 increased 41.3% from $13.7 million, or 14.9% of net sales, due primarily to the full year effect of the 1997 acquisition of Richmond Screw Anchor. Concrete forming systems income before income taxes of $6.1 million, or 5.9% of net sales, in 1998 increased from $0.4 million, or 1.7% of net sales, in 1997 due primarily to the full year effect of the acquisition of Symons. Income before income taxes from paving products increased to $1.7 million, or 5.4% of net sales, in 1998 from $1.4 million, or 4.7% of net sales, in 1997 due to higher net sales. Income before income taxes from masonry products was $0.5 million in 1998 compared to virtually breakeven in 1997, despite the decrease in net sales, due to a shift to higher margin, lower volume engineered products. Corporate expenses increased to $5.2 million from $3.2 million primarily due to the addition of personnel in the finance, treasury, tax, purchasing, logistics and corporate development functions. Elimination of profit on intersegment sales was $4.2 million in 1998.

         Net Income

         Our effective tax rate in 1998 was 45.0%, or $8.2 million, compared to a rate of 43.1%, or $5.3 million, in 1997. Nondeductible goodwill amortization and state and local taxes caused our effective tax rate to exceed federal statutory levels. Net income increased $3.2 million to $10.1 million in 1998 from $6.9 million in 1997 due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

         Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, debt to total capitalization ratio, amounts available under our revolving credit facility, and cash gap. We define cash gap as the number of days our accounts receivable are outstanding plus the number of days of inventory we have, less the number of days our accounts payable are outstanding.

         Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity.

         Net cash provided by operating activities for 1999 was $23.6 million. Sources of operating cash flow for 1999 were comprised of:

         - $14.7 million in net income, and

         - $11.8 million in non-cash reductions of net income, less

         - ($2.9) million of working capital changes.

         This cash was used for:

         - net capital expenditures of $11.5 million, and

         - acquisitions of $14.1 million.

         The $19.6 million net proceeds from the Company-obligated mandatorily redeemable convertible trust preferred securities offering were used for $13.0 million of long-term debt repayment, a cash increase of $4.0 million, and net cash used in operating, investing, and other financing activities of $2.6 million.

         Capital expenditures in 1999 included net additions to the rental equipment fleet of $4.1 million to support the growth of our concrete forming systems business unit as well as property, plant, and equipment additions of $7.7 million as we continued to focus on cost improvement programs. We anticipate that our net capital expenditures in each of 2000 and 2001 will be comparable to 1999.

         At December 31, 1999, working capital was $50.5 million, compared to $39.7 million at December 31, 1998. The growth in our working capital is due to higher cash from having no outstanding balance on the revolving credit facility as a result of the convertible trust preferred securities offering, as well as higher accounts receivable and inventories from our overall growth.

         At December 31, 1999, all of our $50.0 million of the revolving credit facility was available, none of which was outstanding. The aggregate outstanding amount of the term loans under our credit agreement at December 31, 1999 was $100.0 million. We also had other long-term debt, consisting of a $5.0 million note we owed to one of the former stockholders of Symons and $0.2 million we owed to the city of Parsons, Kansas. At December 31, 1999, we had a total of $105.2 million of long-term debt outstanding, of which $5.0 million was current. Our net long-term debt to total capitalization ratio decreased to 48.2% as of December 31, 1999 from 61.2% as of December 31, 1998 due primarily to the issuance of the mandatorily redeemable convertible trust preferred securities.

         In the fourth quarter of 1999, we completed an underwritten public offering of 1,062,500 Company-obligated mandatorily redeemable convertible trust preferred securities at a price of $20 per security, generating $19.6 million in net proceeds. The securities were issued by a limited purpose Delaware trust which used the proceeds to purchase from us the same principal amount of our convertible junior subordinated debentures. The securities are guaranteed by us on a subordinated basis.

         Dividends are payable on the convertible trust preferred securities at the rate of 10% per year and the securities are convertible into our Class A Common Shares at the rate of 0.80 common shares for each preferred security, which equates to a conversion price of $25 per common share, a 47% premium on the closing price on the date of issuance.

         For 1999, our average net cash gap days were 70, as compared to 79 for 1998, due to an effective cash gap program. We define cash gap as the number of days our accounts receivable are outstanding plus the number of days of inventory we have, less the number of days our accounts payable are outstanding.

         We believe our liquidity, capital resources and cash flows from operations are sufficient, in the absence of additional acquisitions, to fund the capital expenditures we have planned and our working capital and debt service requirements.

         We intend to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent we use cash for all or part of any future acquisitions, we expect to raise the cash primarily from our business operations, from borrowings under our credit agreement or, if feasible and attractive, by issuing long-term debt or selling additional common shares.

SEASONALITY

         Our operations are seasonal, with approximately 60% of sales historically occurring in the second and third quarters of the year. Our working capital and borrowings fluctuate with the volume of our sales. In 1999 and 1998, 68% and 57% of our annual cash flow from operations was generated in the fourth quarter.

INFLATION

         We do not believe inflation has had a significant impact on our operations over the past two years. In the past, we have been able to pass along to our customers all or a portion of increases in the price of steel (our principal raw material). We may not be able to pass on steel price increases in the future.

YEAR 2000

         Certain software and hardware systems are date sensitive. Older date sensitive systems often use a two digit dating convention ("00" rather than "2000") that could have resulted in system failure and disruption of operations. This is referred to as the "Year 2000" issue. We have not experienced any significant disruptions to our businesses as a result of the Year 2000 issue.

         To date, we have incurred approximately $0.9 million in costs, of which approximately $0.8 million was capitalized and approximately $0.1 million was expensed. These costs were to replace existing hardware and third party software and professional fees for external assistance. We estimate that our future cost to resolve remaining Year 2000 issues is not significant.


RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. Our only derivatives are our interest rate swap agreements. Changes in the fair value of the swaps would be recorded each period as an adjustment to interest expense. We do not expect the adoption of SFAS No. 133 to have a material impact on the consolidated statements of income. In June 1999, the FASB issued Statement No. 137, which amended SFAS No. 133 such that the effective date of adoption will be for all fiscal quarters beginning after June 15, 2000. We do not intend to adopt SFAS No. 133 prior to its effective date.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes, and future filings by us on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by us and our management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by us and our management are based on estimates, projections, beliefs and assumptions of our management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

         Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; an unsuccessful outcome in our legal proceedings and disputes; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in our products) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list of factors is not intended to be exhaustive, and additional information concerning relative risk factors can be found in our Registration Statement on Form S-3 (Reg. No. 333-84613) filed with the Securities and Exchange Commission. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 31, 1999, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of:

         - $50.0 million revolving credit facility, none of which was outstanding;

         - $100.0 million term loan;

         - $5.2 million in other fixed-rate, long-term debt; and

         - variable-to-fixed interest rate swaps on $50.0 million on the term loan.

         Our revolving credit facility terminates in 2002 and has several interest rate options which re-price on a short-term basis.

         Our $100.0 million term loan is due in 2005. The term loan permits us to choose from various interest rate options which re-price on a short-term basis. Accordingly, the fair value of the term loan as of December 31, 1999 approximated its face value. The term loan has a weighted average interest rate of 8.93% at December 31, 1999.

         Our other long-term debt at December 31, 1999 consisted of a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.3 million and a $0.2 million, 7% loan due in installments of $31,500 per year with an estimated fair value as of December 31, 1999 of $0.2 million.

         We have two interest rate swap agreements on a total of $50.0 million of our term loan that fixed the LIBOR-based component of the interest rate formula (as required by our credit agreement). The swaps have a fixed 90-day LIBOR component of 6.30% and 6.33% and expire on November 1, 2000. The 90-day LIBOR as of December 31, 1999 was 6.18%. These swaps are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts. The estimated fair value of the interest rate swaps as of December 31, 1999 was a liability of $16,000.

         In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel rod and steel bar) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not, however, use financial instruments to manage our domestic or international exposure to changes in commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report Of Independent Public Accountants



To the Shareholders of Dayton Superior Corporation:

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dayton Superior Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP



Dayton, Ohio
February 4, 2000

                  Dayton Superior Corporation And Subsidiaries
                           Consolidated Balance Sheets
                                As of December 31
           (Amounts in thousands, except share and per share amounts)


ASSETS (Note 4)                                                                          1999           1998
Current assets:                                                                       ---------      ---------
   Cash                                                                               $   4,553      $     560
   Accounts receivable, net of allowances for doubtful accounts and sales
     returns and allowances of $5,589 and $4,432                                         45,085         42,996
   Inventories (Note 3)                                                                  39,340         36,058
   Prepaid expenses and other current assets                                              5,551          4,396
   Prepaid income taxes                                                                   1,038            828
   Future income tax benefits (Notes 3 and 8)                                             3,998          3,521
                                                                                      ---------      ---------
       Total current assets                                                              99,565         88,359
                                                                                      ---------      ---------
Rental equipment, net (Note 3)                                                           58,748         52,586
                                                                                      ---------      ---------
Property, plant and equipment (Note 3)
   Land and improvements                                                                  4,553          5,481
   Building and improvements                                                             22,478         20,030
   Machinery and equipment                                                               46,620         38,339
                                                                                      ---------      ---------
                                                                                         73,651         63,850
   Less accumulated depreciation                                                        (29,741)       (22,069)
                                                                                      ---------      ---------
       Net property, plant and equipment                                                 43,910         41,781
Goodwill and intangible assets, net of accumulated amortization (Note 3)                 75,522         70,130
Other assets                                                                                934            764
                                                                                      ---------      ---------
                 Total assets                                                         $ 278,679      $ 253,620
                                                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 4)                                         $   5,032      $   5,032
   Accounts payable                                                                      22,802         20,749
   Accrued compensation and benefits                                                     11,302         12,443
   Other accrued liabilities                                                              9,960         10,408
                                                                                      ---------      ---------
       Total current liabilities                                                         49,096         48,632
Long-term debt (Note 4)                                                                 100,141        113,173
Deferred income taxes (Notes 3 and 8)                                                    16,566         11,544
Other long-term liabilities (Note 7)                                                      4,548          5,683
                                                                                      ---------      ---------
       Total liabilities                                                                170,351        179,032
                                                                                      ---------      ---------
Company-obligated mandatorily redeemable convertible trust preferred securities of Dayton Superior Capital Trust which holds solely debentures, $20 liquidation value per security; 1,062,500 and 0 securities
       authorized, issued and outstanding (Note 5)                                       19,556              -
                                                                                      ---------      ---------
Shareholders' equity (Note 6)
   Class A common shares; no par value; 20,539,500 shares authorized;
     5,962,200 and 5,200,372 shares issued and 5,943,183 and 5,193,174 shares            47,417         42,316
     outstanding; 1 vote per share
   Class B common shares; no par value;  0 and 757,569 shares authorized, issued,
     and outstanding;  10 votes per share                                                    --          5,037
   Class A treasury shares, at cost, 19,017 and 7,298 shares                               (387)          (145)
   Cumulative other comprehensive income                                                   (254)          (281)
   Retained earnings                                                                     41,996         27,661
                                                                                      ---------      ---------
       Total shareholders' equity                                                        88,772         74,588
                                                                                      ---------      ---------
           Total liabilities and shareholders' equity                                 $ 278,679      $ 253,620
                                                                                      =========      =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements of Income
                             Years Ended December 31

           (Amounts in thousands, except share and per share amounts)


                                                                      1999           1998              1997
                                                                 -----------     -----------      -----------
Net sales (Note 3)                                               $   322,170     $   282,849      $   167,412
Cost of sales                                                        199,464         177,094          111,044
                                                                 -----------     -----------      -----------
   Gross profit                                                      122,706         105,755           56,368
Selling, general and administrative expenses                          81,800          73,721           36,761
Amortization of goodwill and intangibles                               2,369           2,213            1,885
                                                                 -----------     -----------      -----------
   Income from operations                                             38,537          29,821           17,722
Other expenses
   Interest expense, net                                              11,661          11,703            5,556
   Other expense (income), net                                           230            (202)             (64)
                                                                 -----------     -----------      -----------
   Income before income taxes                                         26,646          18,320           12,230
Provision for income taxes (Note 8)                                   11,991           8,244            5,277
                                                                 -----------     -----------      -----------
   Net income                                                         14,655          10,076            6,953
Dividends on Company-obligated mandatorily redeemable
   convertible trust preferred securities, net of income tax
   benefit                                                               320              --               --
                                                                 -----------     -----------      -----------
   Net income available to common shareholders                   $    14,335     $    10,076      $     6,953
                                                                 ===========     ===========      ===========

Basic net income per share                                       $      2.41     $      1.72      $      1.22
                                                                 ===========     ===========      ===========

Weighted average common shares outstanding                         5,944,667       5,867,338        5,703,601
                                                                 ===========     ===========      ===========

Diluted net income per share                                     $      2.30     $      1.65      $      1.17
                                                                 ===========     ===========      ===========

Weighted average common and common share equivalents
   Outstanding                                                     6,376,935       6,098,205        5,933,244
                                                                 ===========     ===========      ===========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1999, 1998, and 1997
                  (Amounts in thousands, except share amounts)



                                                                                                                       Cumulative
                                                  Class A                 Class B                  Class A              Foreign
                                               Common Shares           Common Shares           Treasury Shares          Currency
                                          ---------------------   -----------------------    -------------------       Translation
                                            Shares      Amount      Shares        Amount     Shares       Amount        Adjustment
                                          ---------    --------   ---------       -------    ------       ------       -----------
Balances at December 31, 1996             4,199,200    $ 32,636   1,466,350       $ 9,749        -        $    -           (145)
Net income
Foreign currency translation adjustment                                                                                     (46)
Issuance of Class A common stock in
   lieu of directors' fees                    8,258         104
Issuance of Class A common shares in
   conjunction with acquisition (Note 2)     26,254         346
Exercise of stock options, net               28,094         300
                                          ---------    --------   ---------       -------    ------       ------         ------
Balances at December 31, 1997             4,261,806      33,386   1,466,350         9,749        -             -           (191)
Net income
Foreign currency translation adjustment                                                                                     (75)
Excess pension liability adjustment
Issuance of Class A common stock in
   lieu of directors' fees                    6,363         124
Issuance of Class A common shares in
   conjunction with acquisition (Note 2)    222,396       4,078
Exercise of stock options, net                1,026          16
Conversion of Class B common shares
   into Class A common shares               708,781       4,712    (708,781)       (4,712)
Purchase of Class A treasury shares                                                           7,298         (145)
                                          ---------    --------   ---------       -------    ------       ------         ------
Balances at December 31, 1998             5,200,372      42,316     757,569         5,037     7,298         (145)          (266)
Net income
Dividends on Company-obligated
    mandatorily redeemable convertible
    trust preferred securities
Foreign currency translation adjustment                                                                                      12
Excess pension liability adjustment
Issuance of Class A common stock in
   lieu of directors' fees                    7,731         153
Return of Class A common shares in
   conjunction with acquisition (Note 2)     (6,456)       (117)
Exercise of stock options, net                2,984          28
Conversion of Class B common shares
   into Class A common shares               757,569       5,037    (757,569)       (5,037)
Purchase of Class A treasury shares                                                          11,719         (242)
                                          ---------    --------   ---------       -------    ------       ------         ------
Balances at December 31, 1999             5,962,200    $ 47,417           -       $     -    19,017       $ (387)        $ (254)
                                          =========    ========   =========       =======    ======       ======         ======



                                         Excess
                                         Pension      Retained
                                         Liability     Earnings     Total
                                         ---------    ---------   --------
Balances at December 31, 1996             $   -      $ 10,632    $ 52,872
Net income                                              6,953       6,953
Foreign currency translation adjustment                               (46)
Issuance of Class A common stock in
   lieu of directors' fees                                            104
Issuance of Class A common shares in
   conjunction with acquisition (Note 2)                              346
Exercise of stock options, net                                        300
                                          -----      ---------   --------
Balances at December 31, 1997                 -        17,585      60,529
Net income                                             10,076      10,076
Foreign currency translation adjustment                               (75)
Excess pension liability adjustment         (15)                      (15)
Issuance of Class A common stock in
   lieu of directors' fees                                            124
Issuance of Class A common shares in
   conjunction with acquisition (Note 2)                            4,078
Exercise of stock options, net                                         16
Conversion of Class B common shares
   into Class A common shares                                           -
Purchase of Class A treasury shares                                  (145)
                                          -----      ---------   --------
Balances at December 31, 1998               (15)       27,661      74,588
Net income                                             14,655      14,655
Dividends on Company-obligated
    mandatorily redeemable convertible                   (320)       (320)
    trust preferred securities
Foreign currency translation adjustment                                12
Excess pension liability adjustment          15                        15
Issuance of Class A common stock in
   lieu of directors' fees                                            153
Return of Class A common shares in
   conjunction with acquisition (Note 2)                             (117)
Exercise of stock options, net                                         28
Conversion of Class B common shares
   into Class A common shares                                           -
Purchase of Class A treasury shares                                  (242)
                                          -----      ---------   --------
Balances at December 31, 1999             $   -      $  41,996   $ 88,772
                                          =====      =========   ========


     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             Years Ended December 31

                             (Amounts in thousands)


                                                                                 1999           1998           1997
Cash Flows From Operating Activities:                                         ---------      ---------      ---------
   Net income                                                                 $  14,655      $  10,076      $   6,953
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                11,717         10,076          5,131
     Amortization of goodwill and intangibles                                     2,369          2,213          1,885
     Deferred income taxes                                                        3,801          1,792          1,017
     Amortization of deferred financing costs and issuance costs on
       Company-obligated mandatorily redeemable convertible trust
       preferred securities                                                         848            821            565
     Gain on sales of rental equipment and property, plant and
       equipment                                                                 (6,904)        (8,236)        (2,871)
   Change in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                             37         (4,830)         3,111
     Inventories                                                                 (1,701)        (2,110)           527
     Prepaid expenses and other current assets                                     (826)        (1,332)          (165)
     Prepaid income taxes                                                          (343)         1,259           (865)
     Accounts payable                                                             1,435          3,991         (2,136)
     Accrued liabilities and other long-term liabilities                           (897)         5,487         (2,690)
     Other, net                                                                    (623)           518              9
                                                                              ---------      ---------      ---------
           Net cash provided by operating activities                             23,568         19,725         10,471
                                                                              ---------      ---------      ---------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                       (7,728)        (7,215)        (4,410)
   Proceeds from sale of fixed assets                                               259          1,097             --
   Rental equipment additions                                                   (16,029)       (18,081)        (4,875)
   Proceeds from sales of rental equipment                                       11,977         11,298          3,628
   Acquisitions, net of cash acquired (Note 2)                                  (13,734)        (1,784)       (33,467)
   Other investing activities                                                      (320)            --            (15)
                                                                              ---------      ---------      ---------
           Net cash used in investing activities                                (25,575)       (14,685)       (39,139)
                                                                              ---------      ---------      ---------
Cash Flows From Financing Activities:
   Repayments of long-term debt                                                 (13,032)        (4,276)       (67,203)
   Issuance of long-term debt                                                        --             --        100,000
   Issuance of Class A common shares                                                 28             16            300
   Financing costs and fees                                                          --             --         (4,586)
   Purchase of treasury shares                                                     (242)          (145)            --
   Issuance of Company-obligated mandatorily redeemable
        convertible trust preferred securities, net of issuance costs            19,554             --             --
   Dividends on Company-obligated mandatorily redeemable
        convertible trust preferred securities, net of income tax benefit          (320)            --             --
                                                                              ---------      ---------      ---------
           Net cash provided by (used in) financing activities                    5,988         (4,405)        28,511
                                                                              ---------      ---------      ---------
Effect of Exchange Rate Changes on Cash                                              12            (75)           (46)
                                                                              ---------      ---------      ---------
           Net increase (decrease) in cash                                        3,993            560           (203)
Cash, beginning of year                                                             560             --            203
                                                                              ---------      ---------      ---------
Cash, end of year                                                             $   4,553      $     560      $      --
                                                                              =========      =========      =========

Supplemental Disclosures:
  Cash paid for income taxes                                                  $   8,146      $   5,055      $   4,919
  Cash paid for interest                                                          9,833         10,763          4,736
  Issuance of  long-term debt to seller in conjunction with acquisition              --             --          5,000
  Issuance of Class A common shares in conjunction with acquisitions               (117)         4,078            346
  Issuance of Class A common shares in lieu of directors' fees                      153            124            104


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                             Years Ended December 31

                             (Amounts in thousands)



                                                   1999           1998         1997
                                                 --------      --------      --------
Net income                                       $ 14,655      $ 10,076      $  6,953
Dividends on Company-obligated
   mandatorily redeemable convertible trust
   preferred securities                              (320)           --            --
Other comprehensive income
     Foreign currency translation adjustment           12           (75)          (46)
     Excess pension liability adjustment               15           (15)           --
                                                 --------      --------      --------
Comprehensive income                             $ 14,362      $  9,986      $  6,907
                                                 ========      ========      ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997
        (Dollar amounts in thousands, except share and per share amounts)


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

         The Company is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. As of December 31, 1999, the Company has a distribution network consisting of 18 manufacturing/distribution plants and 44 service/distribution centers in the United States and Canada. The Company employs approximately 800 salaried and 1,450 hourly personnel, of whom approximately 1,000 of the hourly personnel and six of the salaried personnel are represented by labor unions. There are six collective bargaining agreements expiring in 2000. The agreements cover 430 employees at the St. Joseph's, MO; Santa Fe Springs, CA; Atlanta, GA; Parson, KS; Los Angeles, CA; and Des Plaines, IL facilities.

         On January 19, 2000, the Company signed a definitive merger agreement with an affiliate of Odyssey Investment Partners, LLC, the manager of a New York based private equity investment fund, for $27.00 per share in cash, for a total transaction value (debt and equity) of approximately $315 million. Holders of the Company-obligated mandatorily redeemable convertible trust preferred securities will have the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security upon consummation of the recapitalization merger. The recapitalization merger is conditioned on Company shareholder approval, receipt of financing, government regulatory approvals and other customary conditions. The closing is currently anticipated to occur in the second quarter of 2000.

(2)      Acquisitions


         (a) SYMONS CORPORATION - On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). The purchase agreement between the Company and the former stockholders of Symons ("the Former Stockholders") relating to the Acquisition ("the Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised the Former Stockholders that it believes it is entitled to a purchase price adjustment in its favor, and the Former Stockholders similarly advised the Company that they believe they are entitled to a purchase price adjustment in their favor. The dispute has been referred to a mutually satisfactory accounting firm, which is expected to resolve such differences in accordance with the Purchase Agreement.

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

         (b) SOUTHERN CONSTRUCTION PRODUCTS, INC. -- Effective October 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. ("Southern") for approximately $8,300 in cash, including acquisition costs, and net of a purchase price reduction of approximately $300 received in January 2000. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

                  The acquisition has been accounted for as a purchase, and the results of Southern have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

         (c) CEMPRO, INC. -- Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash, including acquisition costs of approximately $100. The business is being operated as a part of the Company's concrete accessories business.

                  The acquisition has been accounted for as a purchase, and the results of Cempro have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Pro forma financial information is not required.

         (d) SECURE, INC. -- In June 1998, the Company purchased substantially all of the assets of Secure, Inc. ("Secure"), a subsidiary of The Lofland Company, for approximately $700 in cash, including acquisition costs of approximately $100. This business is being operated as a part of the Company's paving products division.

                  The acquisition has been accounted for as a purchase, and the results of Secure have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired. Pro forma financial information is not required.

         (e) SYMONS CONCRETE FORMS, INC. -- In May 1998, the Company purchased the stock of Symons Concrete Forms, Inc. (formerly known as CAI). The purchase price was approximately $6,600, including acquisition costs of approximately $200, and was paid in cash of approximately $400, assumption of long-term debt of approximately $2,200, and delivery of 215,940 Class A Common Shares valued at approximately $4,000, which is net of a purchase price reduction of approximately $100 (6,456 Class A Common Shares) in 1999 related primarily to uncollected accounts receivable. The business is being operated as a part of the Company's concrete forming systems division.

                  The acquisition has been accounted for as a purchase, and the results of Symons Concrete Forms have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Pro forma financial information is not required.

         (f) NORTHWOODS -- In May 1998, the Company purchased the assets of the Northwoods branches of Concrete Forming, Inc. ("Northwoods") for approximately $800 in cash. The Northwoods branches are being operated as a part of the Company's concrete forming systems division.

                  The acquisition has been accounted for as a purchase, and the results of the Northwoods branches have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired. Pro forma financial information is not required.

         (g) IRONCO MANUFACTURING CO., INC. -- In February 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Ironco Manufacturing Co., Inc. and Birmingham Bar Coating, Inc. The purchase price, including acquisition costs, was approximately $1,500 and was paid in cash of approximately $1,200 and 26,254 Class A Common Shares valued at approximately $300.

                  The acquisition was accounted for as a purchase and the results of the companies have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed. Pro forma financial information is not required.


 (3)     Summary of Significant Accounting Policies

         (a) Inventories -- Substantially all inventories of the domestic concrete accessories, paving products and masonry products operations are stated at the lower of last-in, first-out ("LIFO") cost (which approximates current cost) or market. All other inventories of the Company are stated at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. The Company had no LIFO reserve as of December 31, 1999 and 1998. Following is a summary of the components of inventories as of

                  December 31, 1999 and December 31,1998:

                                                      December 31, December 31,
                                                         1999         1998
                                                       --------     --------
                  Raw materials                        $  8,787     $  7,659
                  Finished goods and work in progress    32,920       30,022
                                                       --------     --------
                                                         41,707       37,681
                  Net realizable value reserve           (2,367)      (1,623)
                                                       --------     --------
                                                       $ 39,340     $ 36,058
                                                       ========     ========


         (b) Rental Equipment -- Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line method. The balances as of December 31, 1999 and 1998 are net of accumulated depreciation of $9,855 and $6,796, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:


                                                       For the year ending
                                          ---------------------------------------------
                                          December 31,     December 31,    December 31,
                                              1999             1998            1997
                                          ------------     ------------    ------------
                          Rental revenue     $51,079          $44,242         $11,336
                          Cost of sales        8,402            7,114           1,991


         (c) Property, Plant and Equipment -- Property, plant and equipment are valued at cost and depreciated using straight-line and accelerated methods over their estimated useful lives of 10-30 years for buildings and improvements and 3-10 years for machinery and equipment.

                  Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

         (d) Goodwill and Intangible Assets -- Goodwill and intangible assets are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of 40 years for goodwill, the term of the loan (5 to 8 years) for deferred financing costs and the term of the agreement (3 to 10 years) for non-compete agreements.

                  In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the carrying value of goodwill and other long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Management believes there has been no impairment of the carrying values of the Company's long-lived assets as of December 31, 1999 and 1998.

         (e) Income Taxes -- Deferred income taxes are determined by applying current statutory tax rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial reporting and tax purposes.

         (f) Environmental Remediation Liabilities -- The Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," ("SOP 96-1"). The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

         (g) Foreign Currency Translation Adjustment -- The financial statements of foreign subsidiaries and branches are maintained in their functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of shareholders' equity. Transactions in foreign currencies are translated into U.S. dollars at the rate in effect on the date of the transaction. Changes in foreign exchange rates from the date of the transaction to the date of the settlement of the asset or liability is recorded as income or expense.

         (h) Net Income Per Share -- Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year.

                  Diluted net income per share is computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the year. Common share equivalents include, if dilutive, the number of common shares issuable upon the conversion of the Company-obligated mandatorily redeemable convertible trust preferred securities. Common share equivalents also include the number of shares issuable upon the exercise of outstanding options, less the shares that could be purchased with the proceeds from the exercise of the options, based on the Company's average trading price.


                                                      1999          1998          1997
                                                  ----------    ----------     ---------
Net income                                        $   14,655    $   10,076     $   6,953
Dividends on Company-obligated
     mandatorily redeemable convertible trust
     preferred securities, net of income tax
     benefit                                             320            --         --
                                                  ----------    ----------     ---------
Net income available to common
     shareholders                                 $   14,335    $   10,076     $   6,953
                                                  ==========    ==========     =========
Weighted average number of Class A and
     Class B common shares outstanding             5,944,667     5,867,338     5,703,601
Dilutive effect of stock options (Note 6a)           220,350       230,867       229,643
Dilutive effect of Company-obligated
     mandatorily redeemable convertible trust
     preferred securities, assuming conversion       211,918            --            --
                                                  ----------    ----------     ---------
Diluted shares outstanding                         6,376,935     6,098,205     5,933,244
                                                  ==========    ==========     =========

Basic net income per share                        $     2.41    $     1.72     $    1.22
                                                  ==========    ==========     =========

Diluted net income per share                      $     2.30    $     1.65     $    1.17
                                                  ==========    ==========     =========


         (i) Financial Instruments -- The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowings. The swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

         (j) Revenue Recognition -- The Company recognizes revenue on product and rental equipment sales on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

         (k) Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the reserve for excess and obsolete inventory, the allowance for doubtful accounts and sales returns and allowances, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers' compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

         (l) Reclassifications -- Certain reclassifications have been made to prior years' amounts to conform to their 1999 classification.


(4)      Credit Arrangements

         The Company has a Credit Agreement to provide for a term loan and revolving credit facility, each of which is secured by substantially all of the assets of the Company. The $100,000 Term Loan requires quarterly interest payments, with principal amount due in 2005. The Term Loan permits the Company to choose from various interest rate options and has a weighted average interest rate of 8.93% at December 31, 1999.

         Amounts available under the Revolving Credit Facility are equal to the lesser of (i) $50,000 or (ii) the sum of (x) 85% of eligible accounts receivable, and (y) 60% of eligible inventories. The amount available under the Revolving Credit Facility was $50,000 at December 31, 1999. The Revolving Credit Facility will terminate in 2002, and has interest options based on (a) Bank One, Dayton, NA's prime rate (8.50% at December 31, 1999) plus an amount between 0% and 1% depending on the level of certain financial ratios (0.25% at December 31, 1999), or (b) LIBOR plus an amount between 0.75% and 2.00% depending on the level of certain financial ratios (1.25% at December 31, 1999). A commitment fee of between 0.125% and 0.400% per annum will be payable on the average unused amount depending on the level of certain financial ratios (0.175% at December 31, 1999).

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

         The average borrowings, maximum borrowings, and weighted average interest rate for the periods indicated are as follows:

                                                  For the year ended
                                        ----------------------------------------
                                        December 31,  December 31,  December 31,
                                           1999           1998         1997
                                        ------------  ------------  ------------
         Average borrowings               $22,027       $19,679       $25,266
         Maximum borrowings                37,140        26,620        32,403
         Weighted average interest rate       7.0%          7.7%          7.6%


         To manage its interest rate risk, the Company entered into two interest rate swap agreements on a total of $50,000 of long-term debt that fixed the LIBOR-based component of the interest rate formula. The swaps have a fixed ninety-day LIBOR component of 6.30% and 6.33%, and expire on November 1, 2000. The ninety-day LIBOR as of December 31, 1999 was 6.18%. All fluctuations in rate resulting from the swaps are accounted for as interest expense. These swaps are required by the Company's Credit Agreement and are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts.

         The Credit Agreement contains certain restrictive covenants, which require that, among other things, the Company not exceed a certain leverage ratio, maintain a minimum fixed charge coverage ratio and limit its ability to pay dividends on Common Shares. The Company was in compliance with its loan covenants as of December 31, 1999.

         In conjunction with the acquisition of Symons, the Company issued a $5,000, seven-year unsecured note to one of the Former Stockholders. The note requires monthly interest payments, with principal due in September 2004. The note bears interest at a fixed rate of 10.5%. The Former Stockholder has the right to put the note to the Company at any time prior to its maturity. Accordingly, this note is classified as a current liability.

         The Company has an Economic Development Loan from the city of Parsons, Kansas. The loan bears interest at 7.0% and is payable in quarterly installments of $8 through July 2005. The loan is secured by real estate in Parsons.

         Following is a summary of the Company's long-term debt as of December 31, 1999 and 1998:


                                                                  1999           1998
                                                               ---------      ---------
         Revolving lines of credit                             $      --      $  13,000
         Term Loan                                               100,000        100,000
         Note payable to one of the Former Stockholders            5,000          5,000
         City of Parsons, Kansas Economic Development Loan           173            205
                                                               ---------      ---------
         Total long-term debt                                    105,173        118,205
         Less current portion                                     (5,032)        (5,032)
                                                               ---------      ---------
         Long-term portion                                     $ 100,141      $ 113,173
                                                               =========      =========

         Scheduled maturities of long-term debt are:

                               Year                          Amount
                               ----                         --------
                               2000                         $  5,032
                               2001                               32
                               2002                               32
                               2003                               32
                               2004                               32
                            Thereafter                       100,013
                                                            --------
                                                            $105,173
                                                            ========

         The fair market value of the Company's fixed rate long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1999, the estimated fair value of the Note payable to the Former Stockholder of Symons is $5,345. The estimated fair value of the City of Parsons, Kansas Economic Development Loan is $165. The estimated fair value of the Term Loan approximates, its face value, as these facilities have variable interest rates tied to market rates. The estimated fair value of the interest rate swap agreements is a liability of $16.

(5) Company-obligated Mandatorily Redeemable Convertible Trust Preferred Securities

         In October 1999, the Company completed an underwritten public offering of 1,062,500 Company-obligated mandatorily redeemable convertible trust preferred securities at a price of $20 per security. Net proceeds to the Company after issuance costs were $19,554. The securities were issued by a limited purpose Delaware trust which used the proceeds to purchase from the Company the same principal amount of convertible junior subordinated debentures. The securities are guaranteed by the Company on a subordinated basis.

         Dividends are payable on the preferred securities at the rate of 10% per year and the securities are convertible into Class A Common Shares at the rate of 0.80 common shares for each preferred security, which equates to a conversion price of $25 per common share.

(6)      Common Shares

         (a) Stock Option Plans- The Company has five stock option plans, the 1994 Stock Option Plan ("the 1994 Plan"), the 1995 Stock Option Plan ("the 1995 Plan"), the 1996 Stock

                  Option Plan ("the 1996 Plan"), the 1997 Stock Option and Restricted Stock Plan ("the 1997 Restricted Plan") and the 1997 Non-employee Director Stock Option Plan ("the 1997 Director Plan"). Under all Plans, the option exercise price equals the stock's market price on date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                          1999        1998       1997
                                                                        -------     -------     ------
                  Net income available to common
                  shareholders:
                                                       As Reported      $14,335     $10,076     $6,953
                                                       Pro Forma         13,933       9,835      6,857

                  Basic net income per share:          As Reported         2.41        1.72       1.22
                                                       Pro Forma           2.34        1.68       1.20

                  Diluted net income per share:        As Reported         2.30        1.65       1.17
                                                       Pro Forma           2.25        1.62       1.16


                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  As of December 31, 1999, the Company may grant options for up to 152,766 and 12,667 shares under the 1997 Restricted Plan and the 1997 Director Plan, respectively. No further options may be granted under the 1994, 1995 and 1996 Plans. The Company granted 92,600 options during 1999, of which 12,000 vested immediately, and the other 80,600 vest ratably over three years. All options expire ten years after the date of grant. All options will immediately vest upon completion of the merger discussed in Note 1.

                  A summary of the status of the Company's stock option plans at December 31, 1999, 1998, and 1997, and changes during the years then ended is presented in the table and narrative below:


                                                                        Number of  Weighted Average Exercise
                                                                          Shares         Price Per Share
                                                                        ---------  -------------------------
                 Outstanding at December 31, 1996                        297,750           $    3.11
                 Granted at a weighted average fair value of $5.25        31,000               12.52
                 Exercised                                               (40,000)               4.17
                 Canceled                                                (12,500)              10.38
                                                                        ---------  -------------------------
                 Outstanding at December 31, 1997                        276,250                3.57
                 Granted at a weighted average fair value of $6.83        83,833               17.11
                 Exercised                                                (2,050)               2.46
                                                                        ---------  -------------------------
                 Outstanding at December 31, 1998                        358,033                6.75
                 Granted at a weighted average fair value of $8.27        92,600               19.44
                 Exercised                                                (2,984)               4.80
                 Canceled                                                 (5,366)              18.04
                                                                        ---------  -------------------------
                 Outstanding at December 31, 1999                        442,283           $    9.28
                                                                        =========  =========================


                  Price ranges and other information for stock options outstanding at December 31, 1999 are as follows:


                                                       Outstanding                     Exercisable
                                              -------------------------------     ---------------------
                                                         Weighted   Weighted                  Weighted
                                                         Average     Average                   Average
                                                         Exercise   Remaining                 Exercise
                  Range of Exercise Prices    Shares      Price        Life       Shares        Price
                  ------------------------    -------    --------   ----------    -------     --------
                  $ 1.96 - $ 4.00             240,650     $2.44      4.7 years    240,650      $ 2.44
                  $12.50 - $12.63              31,000     12.52      7.5           31,000       12.52
                  $16.81 - $19.91             170,633     18.35      8.7           46,166       18.06
                                              -------     -----      ---------    -------      ------
                                              442,283     $9.28      6.5 years    317,816      $ 5.69
                                              =======     =====      =========    =======      ======


                  The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively:


                                               1999         1998            1997
                                              -------  --------------  --------------
                   Risk-free interest rates    4.68%   5.67% to 5.70%  6.17% to 6.56%
                   Expected dividend yield      0%           0%              0%
                   Expected lives             6 years      6 years         6 years
                   Expected volatility        34.10%       27.87%          28.50%


         (b) Treasury Shares - The Company agreed to repurchase Class A Common Shares issued to the former shareholders of Symons Concrete Forms. During the period December 1, 1998 through May 22, 1999, under certain circumstances, the former shareholders could require the Company to purchase Class A Common Shares at the previous day's closing price per share. As of December 31, 1999, 19,017 Class A Common Shares had been repurchased for $387 under such agreement.

(7)      Retirement Plans

         (a) Company-Sponsored Pension Plans - During 1999, the Company completed its process of merging and terminating certain of its pension plans. As a result, the Company recorded a $797 non-recurring pension gain related to the termination of its pension plan for salaried employees. As of December 31, 1999, only one pension plan remained, which covers virtually all salaried and hourly employees not covered by multi-employer pension plans and provides benefits of stated amounts for each year of credited service. The Company funds such plans at a rate that meets or exceeds the minimum amounts required by applicable regulations. The plans' assets are primarily invested in mutual funds comprised primarily of common stocks and corporate and U.S. government obligations.

                  Postretirement Benefits - The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees that retired prior to May 1, 1995.


                                                                    PENSION        PENSION         OTHER          OTHER
                                                                    BENEFITS       BENEFITS       BENEFITS       BENEFITS
                                                                      1999           1998           1999           1998
                                                                    --------       --------       --------       --------
                 CHANGE IN BENEFIT OBLIGATION
                 Benefit obligation at beginning of year            $ 30,481       $ 29,169       $    875       $    681
                 Service cost                                            378            619              -              -
                 Interest cost                                           412          1,630             57             71
                 Amendments                                             (360)          (360)            --            312
                 Actuarial loss (gain)                                   557            135             (8)          (128)
                 Benefits paid                                       (23,023)          (712)           (61)           (61)
                 Terminated plan                                      (2,976)             -              -              -
                                                                    --------       --------       --------       --------
                 Benefit obligation at end of year                  $  5,469       $ 30,481       $    863       $    875
                                                                    ========       ========       ========       ========

                 CHANGE IN PLAN ASSETS
                 Fair value of plan assets at beginning of year     $ 29,155       $ 27,249       $      -       $      -
                 Actual return on plan assets                            438          2,402              -              -
                 Employer contribution                                   194            216             61             61
                 Transfer to other Company-sponsored
                      defined contribution plan                         (984)             -              -              -
                 Benefits paid                                       (23,023)          (712)           (61)           (61)
                                                                    --------       --------       --------       --------
                 Fair value of plan assets at end of year           $  5,780       $ 29,155       $      -       $      -
                                                                    ========       ========       ========       ========

                 FUNDED STATUS                                      $    311       $ (1,326)      $   (863)      $   (875)
                 Unrecognized prior service cost                        (152)          (155)           264            288
                 Unrecognized net gain                                  (470)          (759)          (130)          (124)
                                                                    --------       --------       --------       --------
                 Net amount recognized                              $   (311)      $ (2,240)      $   (729)      $   (711)
                                                                    ========       ========       ========       ========

                 AMOUNTS RECOGNIZED IN THE STATEMENT OF
                 FINANCIAL POSITION CONSIST OF:
                      Accrued benefit liability                     $   (311)      $ (2,440)      $   (863)      $   (875)
                      Intangible asset                                     -            185            134            164
                      Accumulated other comprehensive income               -             15              -              -
                                                                    --------       --------       --------       --------
                 Net amount recognized                              $   (311)      $ (2,240)      $   (729)      $   (711)
                                                                    ========       ========       ========       ========

                 ASSUMPTIONS AS OF DECEMBER 31
                 Discount rate                                          6.75%          6.75%           7.0%          6.75%
                 Expected return on plan assets                            8%             8%           N/A            N/A
                 Rate of compensation increase                           N/A              4%           N/A            N/A

                 COMPONENTS OF NET PERIODIC BENEFIT COST
                 Service cost                                       $    378       $    619       $      -       $      -
                 Interest cost                                           412          1,630             57             70
                 Expected return on plan assets                         (396)        (1,655)            (3)            (4)
                 Amortization of prior service cost                       (3)            (3)            24             24
                 Recognized actuarial gain                                 -             (3)             -              -
                                                                    --------       --------       --------       --------
                 Recurring net periodic pension cost                     391            588             78             90
                 Termination gain                                       (797)             -              -              -
                                                                    --------       --------       --------       --------
                 Total net pension cost                             $   (406)      $    588       $     78       $     90
                                                                    ========       ========       ========       ========


                  As of December 31, 1999, the plan's accumulated benefit obligation did not exceed its plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2,893, $2,855, and $2,692, respectively, as of December 31, 1998.

                  The weighted average assumed rate of increase in the per capita cost of covered benefits is 6.5% for 1999 and subsequent years. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:


                                                              1 Percentage       1 Percentage
                                                             Point Increase     Point Decrease
                                                             --------------     --------------
                  Effect on total of service and interest         $ 3               $ (3)
                       cost components
                  Effect on the postretirement benefit             46                (42)
                       obligation


         (b) Multi-Employer Pension Plan- Approximately 10% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $330, $287, and $157, for the years ended December 31, 1999, 1998, and 1997, respectively.

         (c) 401(k) Savings Plan- Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% (on the first 2%) according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $724, $531, and $345, for the years ended December 31, 1999, 1998, and 1997, respectively.

         (d) Retirement Contribution Account- During 1998, the Company implemented a defined contribution plan for substantially all salaried employees to replace the terminated defined benefit plan discussed in Note 7a. No contributions are permitted by the employees, and the Company contributes 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount expensed for the years ended December 31, 1999 and 1998 was $1,393 and $1,167, respectively.

(8)      Income Taxes

         The following is a summary of the components of the Company's income tax provision for the years ended December 31, 1999, 1998, and 1997:

                                           1999        1998         1997
                                          -------     -------     -------
                 Currently payable:
                      Federal             $ 8,014     $ 5,312     $ 3,521
                      State and local       1,444       1,398         704
                 Deferred                   2,533       1,534       1,052
                                          -------     -------     -------
                 Total provision          $11,991     $ 8,244     $ 5,277
                                          =======     =======     =======


         The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 1999, 1998, and 1997 for the following reasons:

                                                            1999      1998      1997
                                                            ----      ----      ----
                   Statutory income tax rate                35.0%     35.0%     34.0%
                   State income taxes (net of federal        3.9       4.8       4.0
                        tax benefit)
                   Nondeductible goodwill
                       amortization and other
                       permanent differences                 3.7       5.2       5.1
                   Other, net                                2.4         -         -
                                                            ----      ----      ----
                   Effective income tax rate                45.0%     45.0%     43.1%
                                                            ====      ====     =====


         The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                         1999          1998
                   Current deferred taxes:
                        Inventory reserves            $    432      $     50
                        Accounts receivable reserves     1,138         1,712
                        Accrued liabilities              2,406         2,280
                        Other                               22          (521)
                            Total                        3,998         3,521

                   Long-term deferred taxes:
                        Accelerated depreciation       (16,261)      (13,034)
                        Other long-term liabilities      1,828         2,428
                        Other                           (2,133)         (938)
                            Total                      (16,566)      (11,544)
                            Net deferred taxes        $(12,568)     $ (8,023)


(9)      Segment Reporting

         The Company operates in four segments, each with a general manager: concrete accessories (Dayton/Richmond(R)), concrete forming systems (Symons(R)), paving products (American Highway Technology(R)) and masonry products (Dur-O-Wal(R)). The segments are differentiated by their products and services, all of which serve the construction industry.

         Sales between segments for the years ended December 31, 1999 and December 31, 1998 are recorded at normal selling price by the selling division and at cost for the buying division, with the profit recorded as an intersegment elimination. For the year ended December 31, 1997 intersegment sales were not significant. Segment assets include accounts receivable; inventories; property, plant, and equipment; rental equipment; and an allocation of goodwill. Corporate and unallocated assets include cash, prepaid income taxes, future tax benefits, and financing costs. Export sales and sales by non-U.S. affiliates are not significant.


         Information about the profit (loss) of each segment and the reconciliations to the consolidated amounts for the years ended
         December 31, 1999, 1998, and 1997 is as follows:

                                                              1999           1998            1997
                                                           ---------      ---------      ---------
              Concrete Accessories                         $ 139,844      $ 128,119      $  92,251
              Concrete Forming Systems                       117,555         99,471         21,066
              Paving Products                                 36,506         30,967         29,177
              Masonry Products                                28,265         24,292         24,918
                                                           ---------      ---------      ---------
              Net sales to external customers              $ 322,170      $ 282,849      $ 167,412
                                                           =========      =========      =========

              Concrete Accessories                         $   4,878      $   3,348      $      --
              Concrete Forming Systems                         5,165          5,240             --
              Paving Products                                    189             --             --
                                                           ---------      ---------      ---------
              Net sales to other segments                  $  10,232      $   8,588      $      --
                                                           =========      =========      =========

              Concrete Accessories                         $   3,587      $   4,053      $   2,744
              Concrete Forming Systems                         6,899          6,543          1,903
              Paving Products                                    629            567            466
              Masonry Products                                   546            540            443
                                                           ---------      ---------      ---------
              Interest expense                             $  11,661      $  11,703      $   5,556
                                                           =========      =========      =========

              Concrete Accessories                         $  22,964      $  19,387      $  13,723
              Concrete Forming Systems                        10,876          6,133            364
              Paving Products                                  1,569          1,677          1,377
              Masonry Products                                 1,058            487              5
              Intersegment Eliminations                       (4,903)        (4,153)            --
              Corporate                                       (4,918)        (5,211)        (3,239)
                                                           ---------      ---------      ---------
              Income before income taxes                   $  26,646      $  18,320      $  12,230
                                                           =========      =========      =========

              Concrete Accessories                         $   3,755      $   3,383      $   2,618
              Concrete Forming Systems                         5,735          4,992            891
              Paving Products                                    839            379            311
              Masonry Products                                 1,333          1,279          1,264
              Corporate                                           55             43             47
                                                           ---------      ---------      ---------
              Depreciation                                 $  11,717      $  10,076      $   5,131
                                                           =========      =========      =========

              Concrete Accessories                         $   1,437      $   1,265      $   1,225
              Concrete Forming Systems                           298            341             24
              Paving Products                                    170            177            206
              Masonry Products                                   464            430            430
                                                           ---------      ---------      ---------
              Amortization of goodwill and intangibles     $   2,369      $   2,213      $   1,885
                                                           =========      =========      =========


         Information regarding each segment's assets and the reconciliation to the consolidated amounts as of December 31, 1999 and 1998 is as follows:

                                                 1999          1998
                                               --------     --------
                 Concrete Accessories          $ 97,360     $ 89,985
                 Concrete Forming Systems       121,836      116,064
                 Paving Products                 14,085       13,358
                 Masonry Products                33,350       26,115
                 Corporate and Unallocated       12,048        8,098
                                               --------     --------
                 Total Assets                  $278,679     $253,620
                                               ========     ========

         Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                1999        1998         1997
                                                              -------     -------     -------
                 Concrete Accessories                         $ 3,033     $ 3,348     $ 2,449
                 Concrete Forming Systems                       2,199       2,044       1,231
                 Paving Products                                2,035       1,200         401
                 Masonry Products                                 397         439         320
                 Corporate                                         64         184           9
                                                              -------     -------     -------
                 Property, Plant, and Equipment Additions     $ 7,728     $ 7,215     $ 4,410
                                                              =======     =======     =======

                 Concrete Accessories                         $ 1,457     $ 2,860     $ 1,966
                 Concrete Forming Systems                      14,449      15,221       2,909
                 Masonry Products                                 123          --          --
                                                              -------     -------     -------
                 Rental Equipment Additions                   $16,029     $18,081     $ 4,875
                                                              =======     =======     =======


(10)     Commitments and Contingencies

         (a) Operating Leases - Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $4,608, $4,233, and $2,758, for the years ended December 31, 1999, 1998 and 1997, respectively. Lease terms generally range from one to ten years and some contain renewal options.

                  Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

                               Year                   Amount
                               ----                  -------
                               2000                  $ 3,687
                               2001                    2,496
                               2002                    2,016
                               2003                    1,352
                               2004                      978
                            Thereafter                 1,019
                                                     -------
                               Total                 $11,548
                                                     =======


         (b) Litigation - (i) Symons currently is a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of its business, in 1996 in the United States District

                  Court for the Southern District of Iowa (Case No. 4-96-DV-80552). EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations but increased the damages awarded to EFCO by $100. This case is currently on appeal before the United States Court of Appeals for the Eighth Circuit. Symons and EFCO have filed their briefs with the Court and have presented oral arguments. The Company is awaiting the decision of the Court.

                  The Company believes that Symons has grounds for a successful appeal and remains committed to vigorously pursuing its appellate rights. A successful appeal could overturn the judgment against Symons or result in a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. The Company considers the outcome of this litigation to be not estimable and, accordingly, the Company has not recorded any liability for the resolution of this suit. In the event the Company is unsuccessful in its appeals, we could be required to pay the full amount of the judgment plus interest or a potentially higher amount. An unsuccessful appeal may have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                  (ii) The Company, all of its directors and one officer are defendants in a purported shareholder class action civil suit brought in January 2000 in the Court of Common Pleas in Montgomery County, Ohio (Case No. 2000 CV 00415). The plaintiff alleges that the Company and the other defendants have engaged in self dealing and breached their fiduciary duties to shareholders with respect to the recapitalization merger discussed in Note 1. The Company believes this suit is without merit and is committed to vigorously defending itself and the other defendants. The Company has filed a motion to dismiss the complaint with the Court. In the event the Company is unsuccessful in its defense, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

         (c) Self-Insurance - The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 1999, 1998 and 1997. The Company has reserved $3,844 and $4,737 as of December 31, 1999 and 1998, respectively.

(11)     Related Party Transactions

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

(12)     Quarterly Financial Information (Unaudited)


                                                                                1999
                                                     -----------------------------------------------------------
                                                       First      Second       Third       Fourth         Full
         Quarterly Operating  Data                    Quarter     Quarter     Quarter      Quarter        Year
         -------------------------                   ---------   --------     --------     --------    ---------
         Net sales                                   $  68,196   $ 88,636     $ 93,729     $ 71,609    $ 322,170
         Gross profit                                   23,425     32,883       37,872       28,526      122,706
         Net income (loss)                                (355)     5,271        7,501        1,918       14,335
         Basic net income (loss) per share (a)       $   (0.06)  $   0.89     $   1.26     $   0.32    $    2.41
         Diluted net income (loss) per share (a)     $   (0.06)  $   0.85     $   1.22     $   0.31    $    2.30
         Stock Price:
            High                                     $  23.500   $ 20.125     $ 20.750     $ 19.688    $  23.500
            Low                                      $  17.313   $ 16.750     $ 16.500     $ 11.750    $  11.750


                                                                                1998
                                                     -----------------------------------------------------------
                                                       First      Second       Third       Fourth         Full
         Quarterly Operating  Data                    Quarter     Quarter     Quarter      Quarter        Year
         -------------------------                   ---------   --------     --------     --------    ---------
         Net sales                                   $ 59,227    $ 76,754     $ 82,809     $ 64,059    $ 282,849
         Gross profit                                  19,717      27,783       33,297       24,958      105,755
         Net income (loss)                             (1,009)      3,731        6,226        1,128       10,076
         Basic net income (loss)  per share (a)      $  (0.18)   $   0.64     $   1.05     $   0.19    $    1.72
         Diluted net income (loss) per share (a)     $  (0.18)   $   0.61     $   1.01     $   0.18    $    1.65
         Stock Price:
                High                                 $ 20.375    $ 22.125     $ 21.375     $ 20.875    $  22.125
                Low                                  $ 15.875    $ 16.500     $ 16.625     $ 14.375    $  14.375

(a) The total of the quarterly income (loss) per share does not equal the annual income per share due to the timing of the issuance of the Company's common shares and common share equivalents and the omission of common share equivalents in quarters with net losses.

                  Dayton Superior Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997

                             (Amounts in thousands)


                                                            Additions              Deductions
                                                    ----------------------- -----------------------
                                                                            Charges for
                                                                               Which
                                        Balance at  Charged to                Reserves                  Balance
                                         Beginning  Costs and      Other       Were                     at End
                                         of Year     Expenses     Additions   Created         Other     of Year
                                        ----------  ----------    ---------  ----------       -----     --------
Allowances for Doubtful Accounts and
Sales Returns and Allowances

For the year ended December 31, 1999     $4,432        3,420          -        (2,263)          -         $5,589

For the year ended December 31, 1998     $5,015        3,086          -        (2,422)     (1,247)(2)     $4,432


For the year ended December 31, 1997     $  449           27      4,788(1)       (249)          -         $5,015


(1)  Acquisition of Symons Corporation

(2)  Reduction of amount from acquisition of Symons Corporation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Our directors and executive officers and their ages as of March 21, 2000, positions and principal occupation during the past five years (unless otherwise stated, their positions are with us) are as follows:


      Name                  Age                      Position
------------------------- -------  ---------------------------------------------------------------
John A. Ciccarelli          60     President, Chief Executive Officer and Director
Raymond E. Bartholomae      53     Vice President and General Manager, Symons
Michael C. Deis, Sr.        49     Vice President and General Manager, Dayton/Richmond
James W. Fennessy           56     Vice President and General Manager, Dayton Superior Canada Ltd.
Mark K. Kaler               42     Vice President and General Manager, American Highway Technology
Alan F. McIlroy             49     Vice President and Chief Financial Officer
William C. Mongole          50     Vice President and General Manager, Dur-O-Wal
John R. Paine, Jr.          57     Vice President, Sales and Marketing, Dayton/Richmond
Thomas W. Roehrig           34     Corporate Controller
John M. Rutherford          39     Treasurer and Assistant Secretary
James C. Stewart            52     Vice President, Corporate Development
Jaime Taronji, Jr.          55     Vice President, General Counsel and Secretary
William F. Andrews          68     Director
Matthew O. Diggs, Jr.       67     Director and non-executive Chairman of the Board
Daniel W. Duval             63     Director
Matthew M. Guerreiro        43     Director
Robert B. Holmes            68     Director



-----------
         John A. Ciccarelli has been President since 1989 and has been Chief Executive Officer and a director since 1994.

         Raymond E. Bartholomae has been Vice President and General Manager, Symons, since February 1998, and was Executive Vice President and General Manager of Symons from 1986 to February 1998.

         Michael C. Deis, Sr. has been Vice President and General Manager, Dayton/Richmond since February 1998. From 1987 to February 1998, Mr. Deis was Vice President, Eastern Division of Dayton/Richmond (formerly, Concrete Accessories).

         James W. Fennessy has been Vice President and General Manager, Dayton Superior Canada, Ltd. since 1988.

         Mark K. Kaler has been Vice President and General Manager, American Highway Technology since April 1996. From 1990 to April 1996, Mr. Kaler was Vice President, Engineering and Product Manager, Paving Division.

         Alan F. McIlroy has been Vice President and Chief Financial Officer since July 1997. From January 1994 until July 1997, Mr. McIlroy was President of The Greenock Group, a private operational investment company.

         William C. Mongole has been Vice President and General Manager, Dur-O-Wal since May 1999. From 1987 until May 1999, he was a Vice President of our Dur-O-Wal business unit.

         John R. Paine, Jr. has been Vice President, Sales and Marketing of Dayton/Richmond (formerly, Concrete Accessories) since 1984.

         Thomas W. Roehrig has been Corporate Controller since April 1998. From 1987 until March 1998, Mr. Roehrig was employed by Arthur Andersen LLP, an international public accounting firm, most recently as a Manager in the Assurance and Business Advisory division.

         John M. Rutherford has been Treasurer and Assistant Secretary since February 1998. From January 1993 until January 1998, Mr. Rutherford was Director of Treasury and Risk Management for Gibson Greetings, Inc., a greeting card manufacturer.

         James C. Stewart has been Vice President, Corporate Development since February 1998. From 1984 to February 1998, Mr. Stewart was Vice President, Western Division of Dayton/Richmond (formerly Concrete Accessories).

         Jaime Taronji, Jr. joined us in August 1999 and was elected Vice President, General Counsel and Secretary in October 1999. From 1996 to 1999, Mr. Taronji was Law Vice President of NCR Corporation. From 1988 to 1995, Mr. Taronji was Vice President, General Counsel and Assistant Secretary of Packaging Corporation of America, a subsidiary of Tenneco, Inc.

         William F. Andrews has been a director since February 1997. He has been Chairman of the Board of Scovill Fasteners Inc., a manufacturer of apparel and industrial fasteners, since 1995 and has been Chairman of the Board of Northwestern Steel and Wire Company, a producer of structural steel products and rod and wire products, since November 1998. Mr. Andrews was Chairman of the Board of Schrader-Bridgeport International, Inc., a manufacturer of tire valves and automotive accessories, from 1995 to 1998 and was Chairman, President and Chief Executive Officer of Amdura Corporation (formerly American Hoist & Derrick Co.), a specialty manufacturer, from 1993 until 1995. Mr. Andrews also is a director of Black Box Corp., Johnson Controls, Inc., Katy Industries, Navistar International Corporation, and Trex Company.

         Matthew O. Diggs, Jr. has been a director since October 1995 and non-executive Chairman of the Board of Directors since December 1995. Mr. Diggs has been Chief Executive Officer of The Diggs Group, a private investment firm, since 1990. Mr. Diggs also has been the non-executive Chairman of Ripplewood Holdings L.L.C. since its inception in October 1995 until June 1999. Mr. Diggs also is a director of Helix Technologies Corporation and Price Brothers Co.

         Daniel W. Duval has been a director since May 1999. Until December 1999, Mr. Duval was Vice Chairman of the Board of Directors of Robbins & Myers, Inc., an international manufacturer and marketer of fluids management products and systems, and was President and Chief Executive Officer from 1986 until 1998. Mr. Duval also serves on the Board of Directors of Arrow Electronics, Inc., ABC-NACO Inc., and several privately-held companies.

         Matthew M. Guerreiro has been a director since February 1994. Mr. Guerreiro has been a private investor since June 1999. From September 1997 until June 1999, Mr. Guerreiro was a Managing Director of Salomon Smith Barney, Inc., an investment banking firm. From October 1995 until September 1997, Mr. Guerreiro was a principal of Ripplewood Holdings L.L.C., a private holding company, and from August 1992 to October 1995, he was a principal in the New York office of Onex Investment Corp. (New York).

         Robert B. Holmes has been a director since March 1996. Mr. Holmes is a director of Mitsubishi International Corporation, an advisory director of Ripplewood Holdings L.L.C., a private holding company, and a principal of the Lens Fund, a private investment company.

         We currently have six directors. Each director is elected to serve until the next annual meeting of shareholders or until a successor is elected. Our executive officers are elected by the directors to serve at the pleasure of the directors. There are no family relationships between any of our directors or executive officers.

         Our Board of Directors has three committees:

         An Executive Committee (Messrs. Ciccarelli (Chair) and Diggs), which may exercise any of the Board's authority between meetings of the Board.

         An Audit Committee (Messrs. Andrews, Diggs, Duval and Holmes (Chair)), which:

         - recommends the engagement of the independent public accountants;

         - reviews the professional services provided by, and the fees charged by, the independent public accounts;

         - reviews the scope of the internal and external audit; and

         - reviews the financial statements and matters relating to the audit.


         A Compensation and Benefits Committee (Messrs. Andrews, Diggs (Chair) and Guerreiro), which is responsible for assuring that officers and other key management are effectively compensated and that compensation is internally equitable and externally competitive.

         We do not have a Nominating Committee.

                              DIRECTOR COMPENSATION

         Directors who are not employees receive for their service an annual retainer of $20,000 plus an additional $2,000 for each committee of which the director serves as chairman (a total of $50,000, in the case of the Chairman of the Board) payable in common shares and an annual grant of an option to purchase 2,000 common shares at an exercise price per share equal to the fair market value of a common share on the grant date. The nonemployee directors also receive a $500 cash fee for each meeting of the Board of Directors or committee they attend. Directors who are employed by us receive no additional compensation for serving as directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and owners of more than 10% of the outstanding common shares to file an initial ownership report with the Securities and Exchange Commission and the New York Stock Exchange and a monthly or annual report listing any subsequent change in their ownership of common shares. Copies of these reports also must be furnished to us.

         Based solely upon our review of copies of the forms filed under Section 16(a) and furnished to us and written representations to us from reporting persons, we believe that all filing requirements applicable to such reporting persons with respect to 1999 were complied with, except that Timothy C. Collins, formerly one of our directors, filed late a Form 4 for the month of February 1999 reporting the conversion of 757,569 of our Class B common shares into an equal number of our common shares and the sale of those shares. Mr. Collins also filed late a Form 5 reporting the exempt grant to him, for his services as a director, of 1,046 common shares and options to purchase 2,000 common shares.


ITEM 11.       EXECUTIVE COMPENSATION.

               The following table summarizes the 1999, 1998, and 1997 compensation for our chief executive officer and each of the other four most highly compensated executive officers who was serving as an executive officer at December 31, 1999.


                                               SUMMARY COMPENSATION TABLE
                                                                                    LONG TERM
                                                                                  COMPENSATION
                                                                          -------------------------------
                                              ANNUAL COMPENSATION            AWARDS           PAYOUTS
                                     ------------------------------------ ---------------- --------------
                                                            OTHER ANNUAL     SHARES          LONG TERM      ALL OTHER
 NAME AND PRINCIPAL                     SALARY     BONUS    COMPENSATION   UNDERLYING        INCENTIVE     COMPENSATION
      POSITION                 YEAR      ($)        ($)         ($)        OPTIONS (#)       PAYOUTS ($)      ($)(1)
------------------------------ ----- ---------- ----------- ------------- ---------------- -------------- -------------
John A. Ciccarelli             1999   $310,961   $315,000     $     0       15,000(2)           $0           $12,800
   President and Chief         1998    293,077    275,000           0       15,000(2)            0            12,800
   Executive Officer           1997    227,692    160,000           0            0               0             3,000

Alan F. McIlroy                1999   $197,423   $150,000     $10,000(4)     8,000(2)           $0           $10,400
   Vice President and          1998    191,154    148,000      16,202(4)     6,000(2)            0            10,400
   Chief Financial Officer (3) 1997     65,856     37,000      39,617(4)    25,000(5)            0                 0

Raymond E. Bartholomae         1999   $185,000   $120,000     $     0        6,000(2)           $0           $10,400
   Vice President and          1998    173,000    126,000           0        6,000(2)            0             9,515
   General Manager,
   Symons (6)

Michael C. Deis, Sr.           1999   $151,500   $120,000     $     0        8,000(2)           $0           $10,400
   Vice President and          1998    146,154    129,000           0        6,000(2)            0            10,400
   General Manager,            1997    105,231     60,000           0            0               0             3,166

   Dayton/Richmond

James C. Stewart               1999   $151,500   $101,787     $     0        7,000(2)           $0           $10,400
   Vice President,             1998    146,231    110,000           0        6,000(2)            0            10,400
   Corporate Development       1997    107,538     60,000       1,600(4)         0               0             3,166


-------------

(1) For 1999 and 1998, consists of (a) our retirement account contributions to our Savings Plan in the amount of $9,600 for Mr. Ciccarelli and $7,200 for each of the other named executive officers and

       (b) our matching section 401(k) contributions to the Savings Plan in the amount of $3,200 and $2,315, respectively, for Mr. Bartholomae and $3,200 in both years for each of the other named executive officers. For 1997, consists only of Company matching section 401(k) contributions to the Savings Plan.

(2) Options to purchase common shares were granted under our stock option plans at an exercise price of $19.44 per share (in the case of options granted in 1999), and $16.81 per share (in the case of options granted in
       1998), the average of the high and low prices on the date of the grant. The options have a term of ten years and become exercisable in three equal annual installments, commencing on the first anniversary of the date of grant; however, the options will become fully exercisable upon completion of our proposed recapitalization merger with Stone Acquisition Corp.

(3)    Mr. McIlroy was elected an executive officer on July 17, 1997.

(4)    Relocation expense paid by us.

(5) Options to purchase 25,000 common shares were granted to Mr. McIlroy in July 1997 under our 1996 Stock Option Plan in connection with Mr. McIlroy's employment by us. The options have an exercise price of $12.5625 per share, the average of the high and low prices on the date of the grant, and a term of ten years. The options were exercisable on the date of grant with respect to 12,500 shares and become exercisable with respect to an additional 6,250 shares on the first and second anniversaries of the date of grant.

(6) Mr. Bartholomae was elected an executive officer on February 26, 1998 following the acquisition of Symons Corporation by us in September 1997.

FISCAL 1999 STOCK OPTION GRANTS

       The stock options granted in 1999 to each of the executive officers named in the Summary Compensation Table are shown in the following table. The table also shows the hypothetical gains that would exist for the options at the end of their ten year terms, assuming compound rates of stock appreciation of 5% and 10%, respectively. The actual future value of the options will depend on the market value of the common shares.


                                       OPTION GRANTS IN LAST FISCAL YEAR
                              -----------------------------------------------------------
                                             INDIVIDUAL GRANTS (1)                           POTENTIAL REALIZABLE
                              -----------------------------------------------------------      VALUE AT ASSUMED
                                NUMBER         % OF TOTAL                                       ANNUAL RATES OF
                               OF SHARES        OPTIONS                                           STOCK PRICE
                              UNDERLYING        GRANTED                                         APPRECIATION FOR
                                OPTIONS            TO          EXERCISE                          OPTION TERM(3)
                                GRANTED        EMPLOYEES       PRICE        EXPIRATION    -------------------------
NAME                              (#)           IN 1999       ($/SH)(2)        DATE            5%($)         10%($)
----                          ------------- --------------- -------------- -------------- -------------------------
John A. Ciccarelli               15,000          18.6%         $19.44         2/1/09         $183,362      $464,676
Alan F. McIlroy                   8,000           9.9           19.44         2/1/09           97,793       247,827
Raymond E.
    Bartholomae                   6,000           7.4           19.44         2/1/09           73,345       185,870
Michael C. Deis, Sr.              8,000           9.9           19.44         2/1/09           97,793       247,827
James C. Stewart                  7,000           8.7           19.44         2/1/09           85,569       216,849

---------------

(1) The options become exercisable in three equal annual installments, commencing on February 1, 2000. In the event of a change in control (as defined in the Company's option plans), the options will become exercisable in full.

(2) The average of the high and low sale prices on the date the option was granted.

(3) These amounts are calculated in accordance with rules adopted by the Securities and Exchange Commission assuming annual compounding at the specified rates over the term of the options and are not intended to forecast future appreciation of the price of the common shares.

FISCAL YEAR-END OPTION VALUES

       The number and value of all unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 1999 are shown in the following table. No options were exercised by any of the named executive officers in 1999.

                          FISCAL YEAR-END OPTION VALUES


                                  NUMBER OF SHARES
                                      UNDERLYING                VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS
                                      12/31/99 (#)               AT 12/31/99 ($)(1)
                               -------------------------     -------------------------
NAME                           EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                           -------------------------     -------------------------
John A. Ciccarelli .........         149,000/25,000                $1,976,160/$0
Alan F. McIlroy ............          27,000/12,000                    92,188/ 0
Raymond E. Bartholomae......           2,000/10,000                         0/ 0
Michael C. Deis, Sr ........          20,600/12,000                   259,674/ 0
James C. Stewart ...........          20,600/11,000                   259,674/ 0


(1) Represents the excess of the aggregate closing price on December 31, 1999 of the common shares subject to the options over the aggregate option exercise price.

         We have entered into employment agreements with each of the executive officers named in the Summary Compensation Table which become effective only if the proposed recapitalization merger between Stone Acquisition Corp. and is completed.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table shows the common shares beneficially owned by each director, each executive officer and all directors and executive officers as a group as of March 3, 2000:


                                                             NUMBER OF COMMON
                                                           SHARES BENEFICIALLY
                                                               OWNED AS OF        % OF COMMON
INDIVIDUAL OR GROUP                                          MARCH 3, 2000(1)       SHARES(1)
-------------------                                        -------------------    -----------
William F. Andrews(2) .....................................        16,834                *
Raymond E. Bartholomae(3) .................................        14,800                *
John A. Ciccarelli(4) .....................................       211,500              3.5%
Michael C. Deis, Sr.(5) ...................................        38,950                *
Matthew O. Diggs, Jr.(6) ..................................       139,260              2.3%
Daniel W. Duval(7) ........................................         5,013                *
James W. Fennessy(8) ......................................        14,650                *
Matthew M. Guerreiro(9) ...................................         8,095                *
Robert B. Holmes(10) ......................................        14,437                *
Mark K. Kaler(11) .........................................        30,900                *
Alan F. McIlroy(12) .......................................        40,400                *
William C. Mongole(13) ....................................        30,300                *
John R. Paine, Jr.(14) ....................................        24,400                *
Thomas W. Roehrig(15) .....................................         3,800                *
John M. Rutherford(16) ....................................         3,050                *
James C. Stewart(17) ......................................        37,950                *
Jaime Taronji, Jr .........................................             -                -
Directors and Executive Officers As a Group (17 persons)(18)      634,339             10.0%


-------------------------

*        Signifies less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes sole or shared voting or investment power with respect to the shares. Includes the number of common shares subject to all outstanding options, including those that will become exercisable as a result of the proposed recapitalization merger with Stone Acquisition Corp. and those that are to be cashed out in the proposed recapitalization merger. Unless otherwise indicated, voting and investment power are exercised solely by each individual and/or a member of his household. Based on a total of 5,946,233 common shares outstanding on March 3, 2000.

(2) Includes 6,000 common shares which may be acquired upon the exercise of stock options.

(3) Includes 12,000 common shares which may be acquired upon the exercise of stock options.

(4) Includes 174,000 common shares which may be acquired upon the exercise of stock options.

(5) Includes 32,600 common shares which may be acquired upon the exercise of stock options.

(6) Includes 125,000 common shares owned by EJJM, an Ohio limited partnership, a family limited partnership of which Mr. Diggs is a general partner. Also includes 6,000 common shares which may be acquired upon the exercise of stock options.

(7) Includes 2,000 common shares which may be acquired upon the exercise of stock options.

(8) Includes 11,700 common shares which may be acquired upon the exercise of stock options.

(9) Includes 5,333 common shares which may be acquired upon the exercise of stock options.

(10) Includes 6,000 common shares which may be acquired upon the exercise of stock options.

(11) Includes 26,900 common shares which may be acquired upon the exercise of stock options.

(12) Includes 39,000 common shares which may be acquired upon the exercise of stock options.

(13) Includes 2,800 common shares which may be acquired upon the exercise of stock options.

(14) Consists only of common shares which may be acquired upon the exercise of stock options.

(15) Includes 2,800 common shares which may be acquired upon the exercise of stock options.

(16) Includes 2,800 common shares which may be acquired upon the exercise of stock options.

(17) Includes 31,600 common shares which may be acquired upon the exercise of stock options.

(18) Includes 385,933 common shares which may be acquired by directors and executive officers upon the exercise of stock options.

PRINCIPAL SHAREHOLDERS

         The following table shows information about the only shareholders known by us to be the beneficial owner of more than 5% of the outstanding common shares:


                                              NUMBER OF COMMON
                                                   SHARES
NAME AND ADDRESS                              BENEFICIALLY OWNED      % OF COMMON SHARES(1)
----------------                              ------------------      ---------------------
Brinson Partners, Inc.(2) ...................       511,628                    8.6%
     UBS AG
     209 South LaSalle
     Chicago, Illinois 60604-1295
David L. Babson and Company Incorporated(3)..       449,600                    7.6%
     One Memorial Drive
     Cambridge, Massachusetts 02142-1300
Fleet Boston Corporation (4) ................       435,000                    7.3%
     One Federal Street
     Boston, Massachusetts 02110
Skyline Asset Management, L.P.(5) ...........       383,600                    6.5%
     311 South Wacker Drive
     Suite 4500
     Chicago, Illinois 60606
Dimensional Fund Advisors, Inc.(6) ..........       374,000                    6.3%
     1299 Ocean Ave., 11th Floor
     Santa Monica, California 90401
Dalton, Greiner, Hartman, Maher & Co.(7) ....       325,600                    5.5%
     1100 Fifth Ave. South, Suite 301
     Naples, Florida 34102

-------------------

(1) Based on a total of 5,943,183 common shares outstanding on December 31, 1999.

(2) As reported in Amendment No. 3 to Schedule 13G dated February 4, 2000 filed with the SEC jointly by Brinson Partners, Inc. and UBS AG (Bahnhofstrasse 45, 8021, Zurich, Switzerland) with respect to 511,628 common shares held by Brinson Partners, Inc., a registered investment advisor. Brinson Partners, Inc. is an indirect wholly-owned subsidiary of UBS AG, a bank. They reported shared voting and dispositive power with respect to all 511,628 common shares.

(3) As reported in Schedule 13G dated February 9, 2000 filed with the SEC by David L. Babson and Company Incorporated, a registered investment adviser, with respect to common shares held by its clients. David L. Babson and Company Incorporated reported sole voting and dispositive power with respect to all 449,600 common shares.

(4) As reported in Schedule 13G dated February 14, 2000 filed with the SEC by Fleet Boston Corporation, a parent holding company of Fleet National Bank, Fleet Trust & Investment Services Company and Fleet Investment Advisors. Fleet Boston Corporation reported sole voting power with respect to 293,800 common shares beneficially owned by its subsidiaries and sole dispositive power with respect to 435,000 common shares beneficially owned by its subsidiaries.

(5) As reported in an Amendment to Schedule 13G dated February 16, 2000 filed with the SEC by Skyline Asset Management, L.P., a registered investment adviser, with respect to common shares held by its clients. Skyline Asset Management, L.P. reported shared voting and dispositive power with respect to 383,600 common shares.

(6) As reported in Schedule 13G dated February 4, 2000 filed with the SEC by Dimensional Fund Advisors, Inc., a registered investment advisor, with respect to common shares held by investment companies, commingled group trusts and separate accounts. In this role, Dimensional Fund Advisors, Inc. reported sole voting and dispositive power with respect to all 374,000 common shares.

(7) As reported in Amendment No. 1 to Scheduled 13G dated February 10, 2000 filed with the SEC by Dalton, Greiner, Hartman, Maher & Co., a registered investment adviser. It reported sole voting and dispositive power with respect to all 325,600 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the proposed recapitalization merger of Stone Acquisition Corp. into us, we have entered into employment and other "rollover" agreements with John A. Ciccarelli, Raymond E. Bartholomae, Michael C. Deis, Sr., James W. Fennessy, Mark K. Kaler, Alan F. McIlroy, William C. Mongole, James C. Stewart, and Jaime Taronji, Jr., each of whom is an executive officer. These agreements become effective only if the recapitalization merger is completed. Generally, the "rollover" agreements require each executive officer to retain common shares and, in most cases, stock options, with a specified aggregate value following the recapitalization merger. In some cases, the executive officer has agreed to exercise stock options in order to obtain some of the common shares which he has agreed to retain following the merger. These agreements provide that:

         - The executive officer is required to vote his common shares in favor of the merger.

         - Stock options which are not to be exercised or retained by the executive following the merger will be cancelled at the time of the merger in exchange for a cash payment equal to the spread between $27.00 per share and the exercise price of the option.

         - If the executive officer must exercise stock options in order to obtain some of the common shares he is required to retain and he so requests, we will make a non-interest bearing, recourse loan to him in a maximum amount equal to the exercise price of the options plus the estimated federal and state income tax liability he will incur in connection with the exercise. These loans will be secured by a pledge of the shares issued upon exercise of the options.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) Financial Statements The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

               Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998, and 1997.

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

               (b) Reports on Form 8-K. During the quarter ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DAYTON SUPERIOR CORPORATION
               March 29, 2000
                                         /s/ John A. Ciccarelli
                                     By_______________________________
                                         John A. Ciccarelli
                                         President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

              NAME                       TITLE                            DATE

/s/ John A. Ciccarelli
_______________________   Director, President and               March 29, 2000
John A. Ciccarelli        Chief Executive Officer

/s/ Alan F. McIlroy
_______________________   Vice President and Chief Financial    March 28, 2000
Alan F. McIlroy           Officer (Principal Financial Officer)

/s/ Thomas W. Roehrig
_______________________   Corporate Controller                  March 29, 2000
Thomas W. Roehrig         (Principal Accounting Officer)

/s/ Matthew O. Diggs, Jr.
_______________________   Non-Executive Chairman of the Board   March 29, 2000
Matthew O. Diggs, Jr.

/s/ William F. Andrews
_______________________   Director                              March 28, 2000
William F. Andrews

/s/ Daniel W. Duval
_______________________   Director                              March 27, 2000
Daniel W. Duval

/s/ Matthew M. Guerreiro
_______________________   Director                              March 28, 2000
Matthew M. Guerreiro

/s/ Robert B. Holmes
_______________________   Director                              March 25, 2000
Robert B. Holmes

                                INDEX OF EXHIBITS
                                -----------------

  Exhibit No.                    Description

     (3) ARTICLES OF INCORPORATION AND BY-LAWS
         3.1 Amended Articles of Incorporation of the Company [Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No.
                  333-84613)]                                                 +

         3.2      Code of Regulations of the Company (as amended)
                  [Incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Reg. No.
                  333-2974)]                                                  +

     (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES
         4.1      Senior Unsubordinated Redeemable Note of the Company in
                  the principal amount of $5,000,000 [Incorporated herein
                  by reference to Exhibit A to the Agreement set forth as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K
                  dated June 2, 1997]                                         +

         4.2      Credit Agreement dated as of September 29, 1997 among
                  the Company and the other parties thereto [Incorporated herein by reference to Exhibit 4.2 to the Company's
                  Current Report on Form 8-K dated October 13, 1997]          +

         4.2.1    First Amendment to Credit Agreement dated as of October
                  23, 1997 [Incorporated herein by reference to Exhibit
                  4.2.1 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1998]                           +

         4.2.2    Second Amendment to Credit Agreement dated as of June
                  26, 1998 [Incorporated herein by reference to Exhibit
                  4.1 to the Company's Quarterly Report on Form 10-Q for
                  the Quarter ended April 2, 1999]                            +

         4.2.3    Third Amendment to Credit Agreement dated as of May 14,
                  1999 [Incorporated herein by reference to Exhibit 4.2.3
                  to the Company's Registration Statement on Form S-3
                  (Reg. 333-84613)]                                           +

         4.2.4 Form of Fourth Amendment to Credit Agreement dated as of September 3, 1999 [Incorporated by reference to Exhibit
                  4.2.3 to the Company's Registration Statement on Form
                  S-3 (Reg. 333-84613)]                                       +

         4.4      Certificate of Trust of Dayton Superior Capital
                  Trust.[Incorporated herein by reference to Exhibit 4.2.3
                  to the Company's Registration Statement on Form S-3
                  (Reg. 333-84613)]                                           +

         4.5 Form of Amended and Restated Trust Agreement of Dayton Superior Capital Trust among Dayton Superior
                  Corporation, as depositor, Firstar Bank, N.A., as
                  Property Trustee, Mark A. Ferrucci, as Delaware Trustee,
                  and the Administrative Trustees named therein
                  [Incorporated herein by reference to Exhibit 4.2.3 to
                  the Company's Registration Statement on Form S-3 (Reg.
                  333-84613)]                                                 +

         4.6      Form of Junior Convertible Subordinated Indenture
                  between Dayton Superior Corporation and Firstar Bank,
                  N.A., as Indenture Trustee [Incorporated herein by
                  reference to Exhibit 4.2.3 to the Company's Registration
                  Statement on Form S-3 (Reg. 333-84613)]                     +

         4.6.1    First Supplemental Indenture dated January 17, 2000
                  between Dayton Superior Corporation and Firstar
                  Bank, N.A., as Trustee                                      **

         4.7      Form of Preferred Security (included as Exhibit D to
                  Exhibit 4.5) [Incorporated herein by reference to
                  Exhibit 4.2.3 to the Company's Registration Statement on
                  Form S-3 (Reg. 333-84613)]                                  +

         4.8      Form of Junior Convertible Subordinated Debenture
                  (included as Sections 2.2 and 2.3 to Exhibit 4.6) [Incorporated herein by reference to Exhibit 4.2.3 to the Company's Registration Statement on Form S-3 (Reg.
                  333-84613)]                                                 +

         4.9 Form of Guarantee Agreement between Dayton Superior Corporation, as Guarantor, and Firstar Bank, N.A. as Guarantee Trustee, with respect to the Preferred
                  Securities of the Dayton Superior Capital Trust
                  [Incorporated herein by reference to Exhibit 4.2.3 to
                  the Company's Registration Statement on Form S-3 (Reg.
                  333-84613)]                                                 +

    (10) MATERIAL CONTRACTS
         10.1     1994 Stock Option Plan [Incorporated herein by
                  reference to Exhibit 10.9 to the Company's
                  Registration Statement on Form S-1 (Reg. No.
                  333-2974)]                                                + *

         10.1.1   First Amendment to 1994 Stock Option Plan
                  [Incorporated herein by reference to Exhibit 10.1
                  to the Company's Quarterly Report on Form 10-Q for
                  the Quarter ended September 26, 1997]                     + *

         10.2     1995 Stock Option Plan [Incorporated herein by
                  reference to Exhibit 10.10 to the Company's
                  Registration Statement on Form S-1 (Reg. No.
                  333-2974)]                                                + *

         10.2.1   First Amendment to 1995 Stock Option Plan
                  [Incorporated herein reference to Exhibit 10.2 to
                  the Company's Quarterly Report on Form 10-Q for the
                  Quarter ended September 26, 1997]                         + *

         10.3     1996 Stock Option Plan [Incorporated herein by
                  reference to Exhibit 10.12 to the Company's
                  Registration Statement on Form S-1 (Reg. No.
                  333-2974)]                                                + *

         10.4     1997 Stock Option and Restricted Stock Plan
                  [Incorporated herein by reference to Exhibit 10.1
                  to the Company's Quarterly Report on Form 10-Q for
                  the Quarter ended June 27, 1997]                          + *

         10.5     1997 Nonemployee Director Stock Option Plan
                  [Incorporated herein by reference to Exhibit 10.2
                  to the Company's Quarterly Report on Form 10-Q for
                  the Quarter ended June 27, 1997]                          + *

         10.6     Nonemployee Directors Compensation Program
                  [Incorporated herein by reference to Exhibit 10.1
                  to the Company's Quarterly Report on Form 10-Q for
                  the Quarter ended July 3, 1998]                           + *

         10.7     Management Incentive Plan [Incorporated herein by
                  reference to Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1998]                                        + *

         10.8     Agreement dated as of May 9, 1997 by and among
                  Symons Corporation, the stockholders of Symons
                  Corporation and the Company [Incorporated herein by reference to Exhibit 2.1 to the Company's Current
                  Report on Form 8-K dated June 2, 1997]                    +

         10.9     Agreement and Plan of Merger dated January 19, 2000
                  by and between the Company and Stone Acquisition
                  Corp. [Incorporated herein by reference to Appendix
                  A to the Company's preliminary proxy statement
                  filed with the Securities and Exchange Commission
                  on February 18, 2000]                                     +

         10.10    Employment Agreement dated January 19, 2000 by and
                  between Dayton Superior Corporation and John A.
                  Ciccarelli                                               * **

         10.11    Employment Agreement dated January 19, 2000 by and
                  between Dayton Superior Corporation and Alan F.
                  McIlroy                                                  * **

         10.12    Employment Agreement dated January 19, 2000 by and
                  between Dayton Superior Corporation and Raymond E.
                  Bartholomae                                              * **

         10.13    Employment Agreement dated January 19, 2000 by and
                  between Dayton Superior Corporation and Michael C.
                  Deis, Sr.                                                * **

         10.14    Employment Agreement dated January 19, 2000 by and
                  between Dayton Superior Corporation and James C.
                  Stewart                                                  * **

         10.15 Form of Option Exercise, Cancellation and Equity Rollover Agreement dated January 19, 2000 by and among Stone Acquisition, Dayton Superior Corporation and each of John A. Ciccarelli, Alan F. McIlroy, Raymond E. Bartholomae, Michael C. Deis, Sr., and James C.
                  Stewart                                                  * **

  (21)   SUBSIDIARIES OF THE REGISTRANT
         21.1     Subsidiaries of the Company                                **

  (23)   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
         23.1     Consent of Arthur Andersen LLP                             **

  (27)   FINANCIAL DATA SCHEDULE
         27.1     Financial Data Schedule                                    **

----------------------------
* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.
** Filed herewith
 + Previously filed