Form 10-Q
period 2000-03-31
DAYTON SUPERIOR CORP
filed 2000-05-12
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                   COMMISSION FILE NUMBER
   MARCH 31, 2000                                              1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               OHIO                                           31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

    7777 Washington Village Dr., Suite 130
    Dayton, Ohio                                                 45459
-------------------------------------------               ---------------------
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

5,946,233  Class A Common Shares were outstanding as of May 4, 2000

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                       March 31,     December 31,
                                                                                         2000           1999
                                                                                         ----           ----
                                         ASSETS
Current assets
   Cash                                                                                $   2,188      $   4,553
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $7,010 and $5,589                                    53,090         45,085
   Inventories (Note 4)                                                                   43,680         39,340
   Prepaid expenses and other current assets                                               5,007          5,551
   Prepaid income taxes                                                                      131          1,038
   Future income tax benefits                                                              3,920          3,998
                                                                                       ---------      ---------
       Total current assets                                                              108,016         99,565
                                                                                       ---------      ---------

Rental equipment, net (Note 4)                                                            60,309         58,748
                                                                                       ---------      ---------

Property, plant and equipment                                                             75,924         73,651
   Less accumulated depreciation                                                         (31,465)       (29,741)
                                                                                       ---------      ---------
       Net property, plant and equipment                                                  44,459         43,910
                                                                                       ---------      ---------

Goodwill and intangible assets, net of accumulated amortization                           76,184         75,522
                                                                                       ---------      ---------
Other assets                                                                               1,032            934
                                                                                       ---------      ---------
                  Total assets                                                         $ 290,000      $ 278,679
                                                                                       =========      =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (Note 5)                                          $   5,032      $   5,032
   Accounts payable                                                                       25,484         22,802
   Accrued compensation and benefits                                                       8,615         11,302
   Other accrued liabilities                                                               8,465          9,960
                                                                                       ---------      ---------
       Total current liabilities                                                          47,596         49,096

Long-term debt (Note 5)                                                                  113,581        100,141
Deferred income taxes                                                                     15,404         16,566
Other long-term liabilities                                                                4,917          4,548
                                                                                       ---------      ---------
       Total liabilities                                                                 181,498        170,351
                                                                                       ---------      ---------
Company-obligated mandatorily redeemable convertible trust preferred securities of
  Dayton Superior Capital Trust which holds solely debentures
                                                                                          19,558         19,556
                                                                                       ---------      ---------

Shareholders' equity
  Class A common shares                                                                   47,424         47,417
  Class A treasury shares                                                                  (387)          (387)
  Cumulative other comprehensive income                                                     (246)          (254)
  Retained earnings                                                                       42,153         41,996
                                                                                       ---------      ---------
       Total shareholders' equity                                                         88,944         88,772
                                                                                       ---------      ---------
       Total liabilities and shareholders' equity                                      $ 290,000      $ 278,679
                                                                                       =========      =========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements of Income
       For The Three Fiscal Months Ended March 31, 2000 and April 2, 1999
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              Three Fiscal Months Ended
                                                                             ---------------------------
                                                                              March 31,         April 2,
                                                                                2000              1999
                                                                             -----------     -----------
Net sales                                                                    $    76,505     $    68,196

Cost of sales                                                                     48,544          43,898
                                                                             -----------     -----------

   Gross profit                                                                   27,961          24,298

Selling, general and administrative expenses                                      23,737          21,322

Amortization of goodwill and intangibles                                             624             647
                                                                             -----------     -----------

   Income from operations                                                          3,600           2,329

Other expenses

   Interest expense, net                                                           2,728           2,975

   Other expense, net                                                                 19               -
                                                                             -----------     -----------

   Income (loss) before provision for income taxes                                   853            (646)

Provision (benefit) for income taxes                                                 380            (291)
                                                                             -----------     -----------

Net income (loss)                                                                    473            (355)

Dividends on Company-obligated mandatorily redeemable
   convertible trust preferred securities, net of income tax benefit                 316               -
                                                                             -----------     -----------
Net income (loss) available to common shareholders                           $       157     $      (355)
                                                                             ===========     ===========

Basic net income per share                                                   $      0.03     $     (0.06)
                                                                             ===========     ===========

Basic weighted average common shares outstanding                               5,945,093       5,947,516
                                                                             ===========     ===========

Diluted net income per share                                                 $      0.03     $     (0.06)
                                                                             ===========     ===========

Diluted weighted average common and common equivalent shares outstanding

                                                                               6,189,874       5,947,516
                                                                             ===========     ===========



        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
       For The Three Fiscal Months Ended March 31, 2000 and April 2, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                          Three Fiscal Months Ended
                                                                                          --------------------------
                                                                                            March 31,    April 2,
                                                                                              2000         1999
                                                                                          ----------    ------------

Cash Flows From Operating Activities:
   Net income (loss)                                                                        $    473      $   (355)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation                                                                              3,073         3,015
     Amortization of goodwill and intangibles                                                    624           647
     Deferred income taxes                                                                    (1,084)         (430)
     Amortization of deferred financing costs                                                    193           200
       Gain on sales of rental equipment and property, plant
       and equipment                                                                          (1,407)       (2,076)
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                                        (7,863)       (5,111)
   Inventories                                                                                (4,134)       (1,990)
   Accounts payable                                                                            2,515         2,630
   Accrued liabilities and other long-term liabilities                                        (3,815)       (3,711)
   Prepaid income taxes and other, net                                                           794         1,106
                                                                                            --------    ----------
           Net cash used in operating activities                                             (10,631)       (6,075)
                                                                                            --------    ----------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                                    (2,207)       (1,607)
   Proceeds from sales of fixed assets                                                             -           232
   Rental equipment additions                                                                 (4,158)       (6,012)
   Proceeds from sales of rental equipment                                                     2,639         2,971
   Acquisitions (Note 3)                                                                      (1,467)       (5,528)
   Other investing activities                                                                    320             -
                                                                                            --------    ---------
           Net cash used in investing activities                                              (4,873)       (9,944)
                                                                                            --------    ---------

Cash Flows From Financing Activities:
   Issuance of long-term debt, net                                                            13,440        15,562
   Dividends on Company-obligated mandatorily redeemable convertible trust
       preferred securities, net of income tax benefit                                          (316)            -
   Purchase of treasury shares                                                                     -          (121)
   Issuance of Class A common shares                                                               7             -
                                                                                            --------    ----------
           Net cash provided by financing activities                                          13,131        15,441
                                                                                            --------    ----------

Effect of exchange rate changes on cash                                                            8            18
                                                                                            --------    ----------

           Net decrease in cash                                                               (2,365)         (560)

Cash, beginning of period                                                                      4,553           560
                                                                                            --------    ----------
Cash, end of period                                                                         $  2,188    $        -
                                                                                            ========    ==========

Supplemental Disclosures:
   Cash paid (refunded) for income taxes                                                    $    (86)     $    353
   Cash paid for interest                                                                      3,927         2,715





          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
       For The Three Fiscal Months Ended March 31, 2000 and April 2, 1999
                             (Amounts in thousands)
                                   (Unaudited)



                                                                          Three Fiscal Months
                                                                                 Ended
                                                                          -------------------
                                                                          March 31,  April 2,
                                                                            2000        1999
                                                                          ---------  --------
Net income (loss)                                                          $ 473       $(355)
Dividends on Company-obligated mandatorily redeemable
     convertible trust preferred securities, net of income tax benefit      (316)          -
Other comprehensive income:
     Foreign currency translation adjustment                                   8          18
                                                                          ---------  --------

Comprehensive income (loss)                                                $ 165       $(337)
                                                                          =========  ========



























        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND APRIL 2, 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 1999.

(2) THE COMPANY

On January 19, 2000, the Company signed a definitive merger agreement with an affiliate of Odyssey Investment Partners, LLC, the manager of a New York based private equity investment fund, for $27.00 per share in cash, for a total transaction value (debt and equity) of approximately $315 million. Holders of the Company-obligated mandatorily redeemable convertible trust preferred securities will have the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security upon consummation of the recapitalization merger. The recapitalization merger is conditioned on Company shareholder approval, receipt of financing, government regulatory approvals and other customary conditions. The Federal Trade Commission has granted early termination of the Hart-Scott-Rodino waiting period. A Special Shareholders' Meeting to vote on the merger agreement is scheduled for May 23, 2000. The closing is currently anticipated to occur in the second quarter of 2000.

(3) ACQUISITIONS

    (a) SYMONS CORPORATION - On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). The purchase agreement between the Company and the former stockholders of Symons ("the Former Stockholders") relating to the acquisition provides for an adjustment to the purchase price under certain circumstances. In April 2000, an arbitrator determined that the Company was entitled to receive a purchase price reduction of approximately $1,800, which will be recorded as a reduction of goodwill, net of professional fees, upon receipt from the Former Stockholders.

        In 1998, the Former Stockholders had filed a lawsuit in Delaware to contest the purchase price adjustment. As a result of the arbitrator's ruling in April 2000, the Company has filed, with the Former Stockholders, a joint motion to dismiss the lawsuit.

    (b) POLYTITE MANUFACTURING CORP. - On February 9, 2000, the Company acquired substantially all of the assets and assumed certain of the liabilities of Polytite Manufacturing Corp.

        ("Polytite") for approximately $1,500 in cash, including acquisition costs and is subject to a working capital adjustment. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

        The acquisition has been accounted for as a purchase, and the results of Polytite have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

    (c) SOUTHERN CONSTRUCTION PRODUCTS, INC. - On October 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. ("Southern") for approximately $8,300 in cash, including acquisition costs, and net of a purchase price reduction of approximately $300 received in January 2000. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

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

    (d) CEMPRO, INC. - Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash, including acquisition costs. The business is being operated as a part of the Company's concrete accessories business.

        The acquisition has been accounted for as a purchase, and the results of Cempro have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Pro forma financial information is not required.

(4) ACCOUNTING POLICIES

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 1999. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

    (a) FISCAL QUARTER-- The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

    (b) INVENTORIES-- Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company had no LIFO reserve as of March 31, 2000 and December 31, 1999. Following is a summary of the components of inventories as of March 31, 2000 and December 31, 1999:


                                                March 31,    December 31,
                                                   2000          1999
                                                --------      --------
        Raw materials                           $ 10,091      $  8,787
        Finished goods and work in progress       36,365        32,920
                                                --------      --------
                                                  46,456        41,707
        Net realizable value reserve              (2,776)       (2,367)
                                                --------      --------
                                                $ 43,680      $ 39,340
                                                ========      ========

    (c) RENTAL EQUIPMENT-- Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line method. The balances as of March 31, 2000 and December 31, 1999 are net of accumulated depreciation of $11,288 and $9,855, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:


                                                 Three fiscal months
                                                         ended
                                                ----------------------
                                                March 31,     April 2,
                                                  2000          1999
                                                --------      --------
        Rental revenue                          $ 11,280      $ 10,509
        Cost of sales                              2,175         1,900


    (d) FINANCIAL INSTRUMENTS--The Company uses interest rate swaps to manage interest rate risk associated with its floating rate borrowings. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements is recognized as an adjustment to interest expense. The fair value of the interest rate swaps in place at March 31, 2000 is an asset of $39.

     (e) RECLASSIFICATIONS--Certain reclassifications have been made to the 1999 amounts to conform to their 2000 classifications.

(5) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of March 31, 2000 and December 31, 1999:

                                                                            March 31,     December 31,
                                                                               2000          1999
                                                                            ---------      ---------
       Revolving line of credit, weighted average interest rate of 7.5%     $  13,440      $       -
       Term Loan, weighted average interest rate of 8.7%                      100,000        100,000
       Note payable to one of the Former Stockholders, 10.5%                    5,000          5,000
       City of Parsons, Kansas Economic Development Loan, 7.0%                    173            173
                                                                            ---------      ---------
       Total long-term debt                                                   118,613        105,173

       Less current portion                                                    (5,032)        (5,032)
                                                                            ---------      ---------


       Long-term portion                                                    $ 113,581      $ 100,141
                                                                            =========      =========

At March 31, 2000, $50,000 of the $50,000 Revolving Credit Facility was available, of which $13,440 of borrowings was outstanding. The average borrowings, maximum borrowings, and weighted average interest rate for the periods indicated are as follows:

                                                 Three fiscal months
                                                        ended
                                                 --------------------
                                                 March 31,    April 2,
                                                   2000         1999
                                                 -------      -------
          Average borrowings                     $ 5,545      $23,043
          Maximum borrowings                      14,095       29,770
          Weighted average interest rate             9.5%         7.1%


The Credit Agreement contains certain restrictive covenants which, among other things, require that the Company maintain a minimum fixed charge coverage ratio, not exceed a certain leverage ratio and prohibit the payment of dividends on Common Shares. The Company was in compliance with its loan covenants as of March 31, 2000.


(6) STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per share for the three fiscal months ended March 31, 2000 and April 2, 1999 would have been reduced to the following pro forma amounts:

                                                                        Three fiscal months
                                                                              ended
                                                                     --------------------------
                                                                     March 31,        April 2,
                                                                       2000             1999
                                                                     ----------     -----------
Net income (loss) available to common
    shareholders                            As Reported                 $157            $(355)
                                            Pro Forma                     99             (438)

Basic net income (loss) per share           As Reported                 0.03            (0.06)
                                            Pro Forma                   0.02            (0.07)

Diluted net income (loss) per share         As Reported                 0.03            (0.06)
                                            Pro Forma                   0.02            (0.07)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the three fiscal months ended March 31, 2000 is presented in the table below:

                                                                                    Weighted
                                                                                    Average
                                                             Number of           Exercise Price
                                                              Shares                Per Share
                                                       -------------------    ---------------------
Outstanding at December 31, 1999                             442,283                    $9.28
Exercised                                                     (3,050)                    2.29
                                                       -------------------    ---------------------
Outstanding at March 31, 2000                                439,233                  $  9.33
                                                       ===================    =====================

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

Information about the profit (loss) of each segment and the reconciliations to the consolidated amounts for the three fiscal months ended March 31, 2000 and April 2, 1999 is as follows:

                                                         Three fiscal months
                                                                 ended
                                                       ------------------------
                                                       March 31,       April 2,
                                                         2000             1999
                                                       --------        --------
Concrete Accessories                                   $ 34,920        $ 30,681
Concrete Forming Systems                                 26,487          24,876
Paving Products                                           7,295           6,673
Masonry Products                                          7,803           5,966
                                                       --------        --------
Net sales to external customers                        $ 76,505        $ 68,196
                                                       ========        ========

Concrete Accessories                                   $  1,249        $  1,060
Concrete Forming Systems                                  2,006           1,232
Paving Products                                             659              97
Masonry Products                                             40               -
                                                       --------        --------
Net sales to other segments                            $  3,954        $  2,389
                                                       ========        ========

Concrete Accessories                                   $    736        $    975
Concrete Forming Systems                                  1,662           1,701
Paving Products                                             130             182
Masonry Products                                            200             117
                                                       --------        --------
Interest expense                                       $  2,728        $  2,975
                                                       ========        ========

Concrete Accessories                                   $  4,126        $  2,679
Concrete Forming Systems                                    409             139
Paving Products                                            (148)           (499)
Masonry Products                                           (182)           (386)
Intersegment Eliminations                                (1,869)         (1,181)
Corporate                                                (1,483)         (1,398)
                                                       --------        --------
Income before income taxes                             $    853        $   (646)
                                                       ========        ========

Concrete Accessories                                   $    893        $    977
Concrete Forming Systems                                  1,602           1,470
Paving Products                                             214             223
Masonry Products                                            350             332
Corporate                                                    14              13
                                                       --------        --------
Depreciation                                           $  3,073        $  3,015
                                                       ========        ========

Concrete Accessories                                   $    357        $    367
Concrete Forming Systems                                     97             109
Paving Products                                              29              64
Masonry Products                                            141             107
                                                       --------        --------
Amortization of goodwill and intangibles               $    624        $    647
                                                       ========        ========




Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three fiscal months ended March 31, 2000 and April 2, 1999 is as follows:

                                                            Three fiscal months
                                                                   ended
                                                          --------------- ------
                                                          March 31,     April 2,
                                                            2000           1999
                                                           ------         ------
Concrete Accessories                                       $  546         $  746
Concrete Forming Systems                                      656            385
Paving Products                                               471            276
Masonry Products                                              521            155
Corporate                                                      13             45
                                                           ------         ------
Property, Plant, and Equipment Additions                   $2,207         $1,607
                                                           ======         ======

Concrete Accessories                                       $  900         $  328
Concrete Forming Systems                                    3,258          5,684
                                                           ------         ------
Rental Equipment Additions                                 $4,158         $6,012
                                                           ======         ======

There has been no material change in the relative assets employed by each segment since December 31, 1999.

(8) CONTINGENCIES

Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $100. This case is currently on appeal before the United States Court of Appeals for the Eighth Circuit. Symons and EFCO have filed their briefs with the Court and have presented oral arguments. The Company is waiting the decision of the Court.

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

The Company, all of its directors and one officer are defendants in a purported shareholder class action civil suit brought in January 2000 in the Court of Common Pleas in Montgomery County, Ohio. The plaintiff alleges that the Company and the other defendants have engaged in self dealing and breached their fiduciary duties to shareholders with respect to the recapitalization merger discussed in Note 2. The Company believes this suit is without merit and is committed to vigorously defending itself and the other defendants. The Company filed a motion to dismiss the complaint, which is currently pending before the Court. In the event the Company is unsuccessful in its defense, it may have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. We have four principal operating divisions, which are organized around the following product lines:

     -        Concrete Accessories;
     -        Concrete Forming Systems;
     -        Paving Products; and
     -        Masonry Products.

ACQUISITIONS

We have completed and integrated three acquisitions since the beginning of 1999. These acquisitions were small add-on acquisitions, and are summarized in the following table:

                                                                                   Purchase Price (In
     Date                 Business Acquired               Division                     Millions)
     ----                 -----------------               --------                     ---------
January 1999       Cempro                            Concrete Accessories                 $5.4
October 1999       Southern Construction Products    Masonry Products and Concrete         8.3
                                                        Accessories
February 2000      Polytite                          Masonry Products                      1.5*


*Subject to working capital adjustment

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net sales.

                                                                                           Three Fiscal Months Ended
                                                                                         -------------------------------
                                                                                           March 31,         April 2,
                                                                                             2000              1999
                                                                                         --------------    -------------
Net sales                                                                                     100.0%           100.0%
Cost of sales                                                                                  63.5             64.4
                                                                                         --------------    -------------
Gross profit                                                                                   36.5             35.6
                                                                                         --------------    -------------
Selling, general and administrative expenses                                                   31.0             31.3
Amortization of goodwill and intangibles                                                        0.8              0.9
                                                                                         --------------    -------------
Total selling, general and administrative expenses                                             31.8             32.2
                                                                                         --------------    -------------
Income from operations                                                                          4.7              3.4
Interest expense, net                                                                           3.6              4.3
                                                                                         --------------    -------------
Income (loss) before income taxes                                                               1.1             (0.9)
Provision (benefit) for income taxes                                                            0.5             (0.4)
                                                                                         --------------    -------------
Net income (loss)                                                                               0.6             (0.5)
Dividends on Company-obligated mandatorily redeemable convertible trust
    preferred securities, net of income tax benefit                                             0.4                -
                                                                                         --------------    -------------
Net income (loss) available to common shareholders                                              0.2%            (0.5)%
                                                                                         ==============    =============

COMPARISON OF THREE FISCAL MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999

NET SALES

Net sales increased $8.3 million, or 12.2%, to $76.5 million in the first quarter of 2000 from $68.2 million in the first quarter of 1999. The following table summarizes our net sales by segment:


                                       Three fiscal months ended
                             --------------------------------------------------
                                  March 31, 2000            April 2, 1999
                             -----------------------    -----------------------
                                                     (In thousands)
                             Net Sales           %      Net Sales          %      % Change
Concrete accessories          $ 36,169         47.3%    $ 31,741         46.5%      14.0%
Concrete forming systems        28,493         37.2       26,108         38.3        9.1
Paving products                  7,954         10.4        6,770          9.9       17.5
Masonry products                 7,843         10.3        5,966          8.7       31.5
Intersegment eliminations       (3,954)        (5.2)      (2,389)        (3.4)      65.5
                              --------        -----     --------        -----
Net sales                     $ 76,505        100.0%    $ 68,196        100.0%      12.2%
                              ========        =====     ========        =====


Net sales of concrete accessories increased by 14.0% to $36.2 million in the first quarter of 2000 from $31.7 million in the first quarter of 1999, primarily due to increases in volume from new products and penetration into new markets and, to a lesser extent, the contribution of Southern Construction Products. Net sales of concrete forming systems increased 9.1% to $28.5 million for the first quarter of 2000 compared to $26.1 million in the first quarter of 1999, primarily due to volume gains and the expansion and introduction of new products, including distribution rights to two European forming systems. Net sales of paving products increased $1.2 million, or 17.5%, in the first quarter of 2000 compared to the first quarter of 1999 due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21, and marketing initiatives. Net sales of masonry products increased $1.9 million, or 31.5%, primarily due to the acquisitions of Southern Construction Products and Polytite, and other volume gains.

GROSS PROFIT

Gross profit for the first quarter of 2000 was $28.0 million, a 15.1% increase from $24.3 million in the first quarter of 1999, due primarily to the increased net sales. Gross margin was 36.5% in the first quarter of 2000, increasing from 35.6% in 1999 due to manufacturing efficiencies and purchasing synergies, a higher mix of rental revenue, and leverage of fixed manufacturing costs.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $2.4 to $24.4 million in the first quarter of 2000, from $22.0 million in the first quarter of 1999, due to the acquisitions and higher volume. SG&A expenses were lower as a percent of net sales to 31.8% in the first quarter of 2000 from 32.2% in the first quarter of 1999, due to the leverage of fixed costs on higher net sales, partially offset by increases in new product development and sales personnel.

INTEREST EXPENSE

Interest expense decreased to $2.7 million in the first quarter of 2000 from $3.0 million in the first quarter of 1999 due to lower long-term debt balances resulting from the issuance of the convertible trust preferred securities, partially offset by higher interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes in the first quarter of 2000 increased to $0.9 million from a loss of ($0.6) million in the first quarter of 1999 and was comprised of the following:

                                                                     Three fiscal months ended
                                                             -------------------------------------
                                                             March 31, 2000         April 2, 1999
                                                             --------------         -------------
                                                                          (In thousands)
          Concrete accessories                                  $ 4,126                 $  2,679
          Concrete forming systems                                  409                      139
          Paving products                                          (148)                   (499)
          Masonry products                                         (182)                   (386)
          Intersegment eliminations                              (1,869)                 (1,181)
          Corporate                                              (1,483)                 (1,398)
                                                                --------                ---------
          Income before income taxes                            $   853                 $   (646)
                                                                ========                =========


Income before income taxes from concrete accessories of $4.1 million, or 11.4% of net sales in the first quarter of 2000, from $2.7 million, or 8.4% of net sales in the first quarter of 1999, due primarily to the increase in net sales, manufacturing efficiencies and leverage of fixed costs. Income before income taxes from concrete forming systems was $0.4 million, or 1.4% of net sales in the first quarter of 2000, in comparison to $0.1 million, or 0.5% of net sales in the first quarter of 1999, due to the increase in net sales, higher growth in rental revenue, and leverage of fixed costs. Income before income taxes from paving products improved to $(0.2) million in the first quarter of 2000 from ($0.5) million in the first quarter of 1999 due to higher net sales. Income before income taxes from masonry products improved to $(0.2) million in the first quarter of 2000 compared to ($0.4) million in the first quarter of 1999 due to the increase in net sales. Elimination of profit on intersegment sales was $1.9 million in the first quarter of 2000, increasing from $1.2 million in the first quarter of 1999, due to higher intersegment sales. Corporate expenses increased slightly to $1.5 million from $1.4 million.

NET INCOME

The effective tax rate was 44.5% in the first quarter of 2000 compared to 45.0% in the first quarter of 1999. The difference in effective tax rates from statutory rates is due to nondeductible goodwill amortization and state and local income taxes. Net income available to common shareholders for the first quarter of 2000 was $0.2 million, or $0.03 per basic and diluted share, compared to ($0.4) million, or ($0.06) per basic and diluted share, in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, debt to total capitalization ratio, amounts available under our revolving credit facility and cash gap. Cash gap is defined as the average number of days of outstanding accounts receivable, plus the average number of days of inventory on hand, less the average number of days of outstanding accounts payable.

Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash from operations, borrowings under our revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first quarter of 2000 was $10.6 million and was comprised of the following:

     -        $0.5 million of net income,
     -        $1.4 million of non-cash reductions to net income, and
     -        ($12.5) million of normal seasonal working capital growth.

We invested in the following:

     -        $3.7 million in net capital expenditures and
     - $1.2 million of acquisitions, net of a $0.3 million refund for a working capital adjustment from a 1999 acquisition.

Net cash provided by financing activities was comprised of the following:

     -        $13.4 million of draws on the Revolving Credit Facility and
     - ($0.3) million in dividends on the convertible trust preferred securities, net of income tax benefit.

As a result of the above, cash decreased $2.4 million.

At March 31, 2000, working capital was $60.4 million, compared to $50.5 million at December 31, 1999. The growth in working capital is primarily attributable to seasonal growth as net sales in March 2000 were greater than net sales in December 1999 and inventories were increased to meet the expected demand from the spring and summer construction season.

At March 31, 2000, all of the $50.0 million Revolving Credit Facility was available, of which $13.4 million of borrowings were outstanding. The Term Loan had an outstanding balance at March 31, 2000 of $100.0 million. Other long-term debt consisted of $5.0 million to one of the Former Stockholders. At March 31, 2000, we had $118.6 million of long-term debt outstanding, of which $5.0 million was current. Our net debt to total capitalization ratio increased to 51.8% as of March 31, 2000 from 48.2% as of December 31, 1999 due to normal seasonal increase of long-term debt. Our net debt to total capitalization ratio decreased to 51.8% as of March 31, 2000 from 64.3% as of April 2, 1999, due to the net income generated in the last twelve months and the issuance of our convertible trust preferred securities.

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

For the first quarter of 2000 our average cash gap days were 71, flat with the first quarter of 1999 as we have maintained focus on working capital management as it grows.

We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

We intend to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent we use cash for all or part of any such acquisitions, we expect to raise such cash primarily from operations, borrowings under the Revolving Credit Facility or, if feasible and attractive, issuances of long-term debt or additional Class A Common Shares.

SEASONALITY

Our operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume. Historically, more than 50% of cash flow from operations is generated in the fourth quarter.

INFLATION

We do not believe inflation had a significant impact on our operations over the past two years. In the past, we have been able to pass along all or a portion of the effects of increases in the price of steel, our principal raw material. There can be no assurance we will be able to continue to pass on the cost of such increases in the future.


FORWARD-LOOKING STATEMENTS

This Form 10-Q includes, and future filings by us on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by us and our management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by us and our management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; an unsuccessful outcome in our legal proceedings and disputes; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in our products) and our ability to pass along such price increases to our customers; and the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list of lists is not intended to be exhaustive. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2000, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of a $50.0 million Revolving Credit Facility, of which $13.4 million was outstanding; a $100.0 million Term Loan; $5.2 million in other fixed-rate, long-term debt; and variable-to-fixed interest rate swaps on $50.0 million of the Term Loan.

The Revolving Credit Facility terminates in 2002 and has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Revolving Credit Facility approximates its $13.4 million face value. The weighted average interest rate at March 31, 2000 was 7.5%.

The $100.0 million Term Loan is due in 2005. The Term Loan permits us to choose from various interest rate options which re-price on a short-term basis. Accordingly, the fair value of the Term Loan approximates its face value. The Term Loan had a weighted average interest rate of 8.7% at March 31, 2000.

We have two interest rate swap agreements on a total of $50.0 million of the Term Loan that fixed the LIBOR-based component of the interest rate formula as required by our Credit Agreement. The swaps have a fixed ninety-day LIBOR component of 6.3% and expire on November 1, 2000. The ninety-day LIBOR as of March 31, 2000 was 6.3%. These swaps are contracts to exchange floating rate for fixed rate interest payments without the exchange of underlying amounts. The estimated fair value of the interest rate swaps is an asset of approximately $39,000.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.4 million and b.) a $0.2 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.2 million.

In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel bar and rod and steel flat plate) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not use financial instruments to manage our exposure to changes in commodity prices.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Symons is currently a defendant involved in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of its business, in 1996 in the United States District Court for the Southern District of Iowa (Case No. 4-96-CV-80552). EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $100,000. This case is currently on appeal before the United States Court of Appeals for the Eighth Circuit. Symons and EFCO have filed their briefs with the Court and have presented oral arguments before the United States Court of Appeals for the Eighth Circuit in March 2000. We are waiting the decision of the Court.

We believe that Symons has grounds for a successful appeal and remain committed to vigorously pursuing our appellate rights. A successful appeal could result in judgment for Symons or a new trial. Symons' liability, if any, cannot finally be determined until such time as all rights of the parties have been exhausted or have expired by lapse of time. We consider the ultimate outcome of this litigation to be not estimable. Accordingly, we have not recorded any liability for the resolution of this suit. In the event that Symons is unsuccessful in our post-trial motions and appeals, it may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

The 1997 agreement to acquire Symons provided for a post-closing purchase price adjustment. The Former Stockholders filed a lawsuit in Delaware to contest the purchase price adjustment prepared by our accountants. The Delaware court stayed the lawsuit while the parties proceeded to binding arbitration as required under the terms of the purchase agreement. In April 2000, the arbitrator issued a final ruling in our favor and approved a purchase price adjustment of $1.8 million. All claims by the Former Stockholders were denied. Since there are no issues remaining in the Delaware court, we and the Former Stockholders filed a joint motion to dismiss the lawsuit.

We, all of our directors and one officer are defendants in a purported shareholder class action civil suit brought in January 2000 in the Court of Common Pleas in Montgomery County, Ohio (Case No. 2000 CV 00415). The plaintiff alleges that we and the other defendants have engaged in self dealing and breached our fiduciary duties to shareholders with respect to the recapitalization merger discussed in Note 2 to the consolidated financial statements. We believe this suit is without merit and are committed to vigorously defending ourselves and the other defendants. We filed a motion to dismiss the complaint, which is currently pending before the Court. In the event we are unsuccessful in our defense, it may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In connection with the proposed recapitalization merger of Stone Acquisition Corp., a wholly-owned subsidiary of Odyssey Investment Partners Fund, L.P., a New York-based private equity investment fund, into us, we have given notice of the dissolution and liquidation of the Dayton

Superior Capital Trust, effective at the time the merger becomes effective. The Trust issued 1,062,500 of its 10% Convertible Trust Preferred Securities in a public offering in 1999. As a result of the liquidation of the Trust, each outstanding Trust Preferred Security automatically will be exchanged for $20 in principal amount of Dayton Superior's 10% Convertible Subordinated Debentures due September 30, 2029. In addition, effective upon completion of the merger, the Debentures no longer will be convertible into our common shares and will be convertible instead only into the right to receive $22 for each $20 in principal amount of Debentures converted, plus any unpaid interest on the principal amount of the Debentures converted to the date of conversion. If the merger is not completed, the Trust will not be dissolved and liquidated and the adjustment to the conversion right of the Debentures will not be made.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) REPORTS ON FORM 8-K. During the quarter ended March 31, 2000, we filed following the Current Report on Form 8-K:

         Current Report on Form 8-K dated January 19, 2000, reporting under Item 5 (Other Events) the signing of a definitive merger agreement providing for the recapitalization of us with an affiliate of Odyssey Investment Partners, LLC, the manager of a New York based private equity investment fund, for $27.00 per Class A common share in cash.

         SIGNATURES
         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.



                                        DAYTON SUPERIOR CORPORATION
                                        ---------------------------




         DATE:  May 12, 2000          BY:   /s/ Alan F. McIlroy
                ---------------            --------------------------
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