Form 10-Q
period 2000-06-30
DAYTON SUPERIOR CORP
filed 2000-08-14
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED                          COMMISSION FILE NUMBER
           JUNE 30, 2000                                      1-11781


                           DAYTON SUPERIOR CORPORATION
             (Exact name of registrant as specified in its charter)


             OHIO                                           31-0676346
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                          45459
--------------------------------------                        ----------
       (Address of principal                                  (Zip Code)
         executive offices)

Registrant's telephone number, including area code: 937-428-6360

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

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


3,693,990 Class A Common Shares were outstanding as of August 9, 2000

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                          June 30,        December 31,
                                                                                            2000              1999
                            ASSETS                                                        ---------       ------------
Current assets
   Cash                                                                                   $     391         $   4,553
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $6,918 and $5,589                                       67,112            45,085
   Inventories (Note 4)                                                                      41,266            39,340
   Prepaid expenses and other current assets                                                  3,969             5,551
   Prepaid income taxes                                                                       5,655             1,038
   Future income tax benefits                                                                 3,921             3,998
                                                                                          ---------         ---------
       Total current assets                                                                 122,314            99,565
                                                                                          ---------         ---------

Rental equipment, net (Note 4)                                                               63,815            58,748
                                                                                          ---------         ---------

Property, plant and equipment                                                                76,697            73,651
   Less accumulated depreciation                                                            (31,991)          (29,741)
                                                                                          ---------         ---------
       Net property, plant and equipment                                                     44,706            43,910
                                                                                          ---------         ---------

Goodwill and intangible assets, net of accumulated amortization                              80,690            75,522
Other assets                                                                                    940               934
                                                                                          ---------         ---------
                  Total assets                                                            $ 312,465         $ 278,679
                                                                                          ---------         ---------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt (Note 5)                                             $   7,590         $   5,032
   Accounts payable                                                                          29,973            22,802
   Accrued compensation                                                                      10,287            11,302
   Other accrued liabilities                                                                  9,247             9,960
  Payable for lawsuit judgment (Note 9)                                                      15,000                --
                                                                                          ---------         ---------
       Total current liabilities                                                             72,097            49,096

Long-term debt (Note 5)                                                                     212,590           100,141
Deferred income taxes                                                                        15,005            16,566
Other long-term liabilities                                                                   4,662             4,548
                                                                                          ---------         ---------
       Total liabilities                                                                    304,354           170,351
                                                                                          ---------         ---------
Company-obligated mandatorily redeemable convertible trust preferred securities of
  Dayton Superior Capital Trust which holds solely debentures                                    --            19,556
                                                                                          ---------         ---------

Shareholders' equity
  Class A common shares                                                                     138,623            47,417
   Class A treasury shares                                                                       --              (387)
  Cumulative other comprehensive income                                                        (294)             (254)
  Retained earnings (accumulated deficit)                                                  (130,218)           41,996
                                                                                          ---------         ---------
       Total shareholders' equity                                                             8,111            88,772
                                                                                          ---------         ---------
       Total liabilities and shareholders' equity                                         $ 312,465         $ 278,679
                                                                                          =========         =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                       Consolidated Statements of Income
    For The Three and Six Fiscal Months Ended June 30, 2000 and July 2, 1999
                             (Amounts in thousands)
                                  (Unaudited)


                                                                  Three Fiscal Months Ended           Six Fiscal Months Ended
                                                                  -------------------------          -------------------------
                                                                   June 30,         July 2,          June 30,         July 2,
                                                                     2000            1999              2000             1999
                                                                  ---------        --------          --------         --------
Net sales                                                           $98,000         $88,636          $174,505         $156,832

Cost of sales                                                        59,717          55,895           108,261           99,793
                                                                    -------         -------          --------         --------

   Gross profit                                                      38,283          32,741            66,244           57,039

Selling, general and administrative expenses                         23,791          19,486            47,528           40,808

Amortization of goodwill and intangibles                                452             536             1,076            1,183
                                                                    -------         -------          --------         --------

   Income from operations                                            14,040          12,719            17,640           15,048

Other expenses
   Interest expense, net                                              3,728           3,049             6,456            6,024
   Non-recurring item - Lawsuit judgment (Note 9)                    15,000              --            15,000               --
   Other expense, net                                                   134              85               153               85
                                                                    -------         -------          --------         --------

   Income (loss) before provision for income taxes and
     extraordinary item                                              (4,822)          9,585            (3,969)           8,939

Provision (benefit) for income taxes                                 (1,850)          4,314            (1,470)           4,023
                                                                    -------         -------          --------         --------

   Income (loss) before extraordinary item                           (2,972)          5,271            (2,499)           4,916

Extraordinary loss, net of income tax benefit (Note 2)               (4,812)             --            (4,812)              --
                                                                    -------         -------          --------         --------

   Net income (loss)                                                 (7,784)          5,271            (7,311)           4,916

Dividends on Company-obligated mandatorily redeemable
   convertible trust preferred securities, net of income tax
   benefit                                                             (267)             --              (583)              --
                                                                    -------         -------          --------         --------

   Net income (loss) available to common shareholders               $(8,051)        $ 5,271          $ (7,894)        $  4,916
                                                                    =======         =======          ========         ========





         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
         For The Six Fiscal Months Ended June 30, 2000 and July 2, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                           Six Fiscal Months Ended
                                                                                         --------------------------
                                                                                          June 30,         July 2,
                                                                                            2000             1999
                                                                                         ---------         --------
Cash Flows From Operating Activities:
   Net income (loss)                                                                     $  (7,311)        $  4,916
   Adjustments to reconcile net income to net cash used in operating activities:
       Extraordinary loss                                                                    4,812               --
       Lawsuit judgment (Note 9)                                                            15,000               --
     Depreciation                                                                            6,175            5,948
     Amortization of goodwill and intangibles                                                1,076            1,183
     Deferred income taxes                                                                  (1,484)            (640)
     Amortization of deferring financing costs and debt discount                               492              419
       Gain on sales of rental equipment and property, plant and equipment                  (3,458)          (3,345)
   Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                                   (21,885)         (12,740)
     Inventories                                                                            (1,720)          (1,869)
     Prepaid income taxes                                                                   (1,668)            (486)
     Accounts payable                                                                        7,005            2,695
     Accrued liabilities and other long-term liabilities                                    (1,665)          (3,538)
     Other, net                                                                                941            1,691
                                                                                         ---------         --------
           Net cash used in operating activities                                            (3,690)          (5,766)
                                                                                         ---------         --------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                                  (4,210)          (3,057)
   Proceeds from sales of fixed assets                                                          30              232
   Rental equipment additions                                                              (10,182)          (9,469)
   Proceeds from sales of rental equipment                                                   5,832            5,177
   Acquisitions (Note 3)                                                                    (1,472)          (5,575)
   Refunds of purchase price on acquisitions (Note 3)                                        2,115               --
                                                                                         ---------         --------
           Net cash used in investing activities                                            (7,887)         (12,692)
                                                                                         ---------         --------

Cash Flows From Financing Activities:
   Repayments of long-term debt                                                           (120,825)              --
   Issuance of long-term debt                                                              212,427           19,544
   Prepayment premium on extinguishments of long-term debt and interest rate swap
     agreements (Note 2)                                                                      (476)              --
   Financing cost on unused long-term debt commitment (Note 2)                                (750)              --
   Financing costs incurred                                                                 (9,616)              --
   Purchase of treasury shares                                                                  --             (242)
   Redemption of Class A common shares                                                    (164,315)              --
   Issuance of Class A  common shares, net of issuance costs                                91,593              181
   Dividends on Company-obligated mandatorily redeemable convertible trust
     preferred securities, net of income tax benefit                                          (583)              --
                                                                                         ---------         --------
           Net cash provided by financing activities                                         7,455           19,483
                                                                                         ---------         --------

Effect of Exchange Rate Changes on Cash                                                        (40)              62
                                                                                         ---------         --------

           Net increase (decrease) in cash                                                  (4,162)           1,087


Cash, beginning of period                                                                    4,553              560
                                                                                         ---------         --------
Cash, end of period                                                                      $     391         $  1,647
                                                                                         =========         ========
Supplemental Disclosures:
   Cash paid for income taxes                                                            $     532         $  5,139
   Cash paid for interest                                                                    5,099            5,822
   Conversion of Company-obligated mandatorily redeemable convertible trust
     preferred securities into long-term debt                                               23,375               --
   Redemption of Class A common shares in conjunction with acquisition (Note 3)                 --             (117)





The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
    For The Three and Six Fiscal Months Ended June 30, 2000 and July 2, 1999
                             (Amounts in thousands)
                                   (Unaudited)




                                                               Three Fiscal Months Ended      Six Fiscal Months Ended
                                                               -------------------------      -----------------------
                                                                June 30,         July 2,       June 30,       July 2,
                                                                  2000            1999          2000           1999
                                                               ----------       --------      --------       --------
Net income (loss)                                                $(2,972)        $5,271        $(2,499)        $4,916
Dividends on Company-obligated mandatorily redeemable
    convertible trust preferred securities, net of income
    tax benefit                                                     (267)            --           (583)            --
Other comprehensive income:
     Foreign currency translation adjustment                         (48)            44            (40)            62
                                                                 -------         ------        -------         ------

Comprehensive income (loss)                                      $(3,287)        $5,315        $(3,122)        $4,978
                                                                 =======         ======        =======         ======


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JULY 2, 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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


(2) RECAPITALIZATION

     On January 19, 2000, the Company signed a definitive merger agreement with an affiliate of Odyssey Investment Partners, LLC, the manager of a New York based private equity investment fund, for $27.00 per share in cash. The transaction was completed on June 16, 2000 and was recorded as a recapitalization.

     In connection with the recapitalization, the Company refinanced its existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The Company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security.

     As a result, the Company recorded an extraordinary loss of $4,812, comprised of the following:

    Expense deferred financing costs on previous long-term debt                                          $ 2,719
    Prepayment premium on extinguishments of long-term debt and interest rate swap agreements                476
    Expense issuance costs on Company-obligated mandatorily redeemable convertible trust
        preferred securities                                                                               1,691
    Prepayment premium on conversion of Company-obligated mandatorily redeemable convertible
        trust preferred securities into debentures                                                         2,125
    Financing cost for unused long-term debt commitment                                                      750
                                                                                                         -------
                                                                                                           7,761
    Income tax benefit                                                                                    (2,949)
                                                                                                         -------
    Extraordinary loss                                                                                   $ 4,812
                                                                                                         =======

(3) ACQUISITIONS

(a) Symons Corporation--On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). The purchase agreement between the Company and the former stockholders of Symons ("the Former Stockholders") relating to the acquisition provides for an adjustment to the purchase price under certain circumstances. In the second quarter of 2000, the Company received a purchase price reduction of approximately $1,800, net of professional fees, which was recorded as a reduction of goodwill.

     (b) Cempro, Inc.--Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash. The business is being operated as a part of the Company's concrete accessories business.

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

     (c) Symons Concrete Forms, Inc.--In May 1998, the Company purchased the stock of Symons Concrete Forms, Inc. (formerly known as CAI). A purchase price reduction of approximately $100 (6,456 Class A Common Shares) in 1999 related to uncollected accounts receivable.

     (d) Southern Construction Products, Inc.--On October 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. ("Southern") for approximately $8,300 in cash, including acquisition costs, and net of a purchase price reduction of approximately $300 received in January 2000. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

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

     (e) Polytite Manufacturing Corp.--On February 9, 2000, the Company acquired substantially all of the assets and assumed certain of the liabilities of Polytite Manufacturing Corp. ("Polytite") for approximately $1,500 in cash, including acquisition costs and is subject to a working capital adjustment. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

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

     (a) Fiscal Quarter--The Company's fiscal year end is December 31. The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

     (b) Inventories--Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company had no LIFO reserve as of June 30, 2000 and December 31, 1999. Following is a summary of the components of inventories as of June 30, 2000 and December 31, 1999:

                                                    June 30,       December 31,
                                                      2000             1999
                                                    --------       ------------
         Raw materials                              $  9,748         $  8,787
         Finished goods and work in progress          34,617           32,920
                                                    --------         --------
                                                      44,365           41,707
         Net realizable value reserve                 (3,099)          (2,367)
                                                    --------         --------
                                                    $ 41,266         $ 39,340
                                                    ========         ========

     (c) Rental Equipment--Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line basis. The balances as of June 30, 2000 and December 31, 1999 are net of accumulated depreciation of $12,333 and $9,855, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                                             Three fiscal months ended      Six fiscal months ended
                                             -------------------------      ------------------------
                                              June 30,        July 2,       June 30,         July 2,
                                                2000            1999          2000             1999
                                             ----------       -------       --------         -------
         Rental revenue                         $13,385       $12,309        $24,665         $22,818
         Cost of sales                            2,391         2,093          4,566           3,993

     (d) Financial Instruments--Prior to the recapitalization, the Company used interest rate swaps to manage interest rate risk associated with its floating rate borrowings. The swap agreements were contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying amounts. The differential paid or received on the interest rate agreements was recognized as an adjustment to interest expense. The interest rate swaps were terminated as a result of the recapitalization.

     (e) Reclassifications--Certain reclassifications have been made to the 1999 amounts to conform to their 2000 classifications.

(5) CREDIT ARRANGEMENTS

As of June 30, 2000, the new credit facility consists of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $53,500, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $30,000 tranche B facility maturing June 2008.

The new credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002, (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing three years from the closing.

The new credit facility has several interest rate options.

The Senior Subordinated Notes have a principal amount of $170,000 and mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share.

Following is a summary of the Company's long-term debt as of June 30, 2000 and December 31, 1999:

                                                                              June 30,       December 31,
                                                                                2000             1999
                                                                             ---------       ------------
Revolving line of credit, weighted average interest rate of 10.8%            $   4,100         $      --
Term Loan A, weighted average interest rate of 9.3%                             20,817
Term Loan B, weighted average interest rate of 9.8%                             30,000
Senior Subordinated Notes, interest rate of 13.0%                              170,000                --
Debt discount on Senior Subordinated Notes                                     (12,460)               --
Debentures  previously held by Dayton Superior  Capital Trust,
     interest rate of 9.1%, due on demand                                        2,558                --
Old Term Loan                                                                       --           100,000
Note payable to one of the Former Stockholders, 10.5%                            5,000             5,000
City of Parsons, Kansas Economic Development Loan, 7.0%                            165               173
                                                                             ---------         ---------
Total long-term debt                                                           220,180           105,173
Less current portion                                                            (7,590)           (5,032)
                                                                             ---------         ---------
Long-term portion                                                            $ 212,590         $ 100,141
                                                                             =========         =========

At June 30, 2000, all of the $50,000 Revolving Credit Facility was available, of which $4,100 of borrowings was outstanding. The average borrowing, maximum borrowing, and weighted average interest rate on the revolving line of credit and its predecessor for the periods indicated were as follows:

                                                 Three fiscal months              Six fiscal months
                                                       ended                            ended
                                               -----------------------         -----------------------
                                               June 30,        July 2,         June 30,        July 2,
                                                 2000            1999            2000            1999
                                               -------         -------         -------         -------
         Average borrowing                     $12,137         $32,356         $ 8,841         $27,674
         Maximum borrowing                      16,420          37,140          16,420          37,140
         Weighted average interest rate            8.2%            6.6%            8.6%            6.8%

The new credit facility contains certain restrictive covenants which, among other things, require that the Company maintain a minimum interest coverage ratio and a minimum EBITDA level and not exceed a certain leverage ratio.


(6) STOCK OPTION PLANS

The Company has five stock option plans all of which provide for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's income
(loss) before extraordinary item for the three and six fiscal months ended June 30, 2000 and July 2, 1999 would have been reduced to the following pro forma amounts:

                                                  Three fiscal months ended       Six fiscal months ended
                                                  -------------------------       ------------------------
                                                   June 30,        July 2,         June 30,        July 2,
                                                     2000            1999            2000            1999
                                                  --------         --------       --------         -------
Income (loss) before
    extraordinary item          As Reported        $(2,972)          $5,271        $(2,499)         $4,916
                                Pro Forma           (3,009)           5,191         (2,594)          4,836

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the six fiscal months ended June 30, 2000 is presented in the table below:

                                                      Weighted Average
                                       Number of       Exercise Price
                                         Shares           Per Share
                                       ---------      ----------------
Outstanding at December 31, 1999         442,283           $ 9.28
Exercised                               (344,353)            8.85
                                        --------           ------
Outstanding at June 30, 2000              97,930           $10.81
                                        ========           ======

(7) RETIREMENT PLANS

In 1999, the Company terminated and merged various defined benefit plans. As a result, the Company recorded a $797 non-recurring pension plan termination gain, $120 of which was recorded as a reduction of cost of sales and $677 of which was recorded as a reduction of selling, general, and administrative expenses.

(8) SEGMENT REPORTING

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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and six fiscal months ended June 30, 2000 and July 2, 1999 is as follows:

                                                   Three fiscal months              Six fiscal months
                                                           ended                          ended
                                                ------------------------         -------------------------
                                                June 30,         July 2,         June 30,          July 2,
                                                  2000             1999            2000              1999
                                                --------         -------         --------         --------
Concrete Accessories                            $ 42,562         $39,730         $ 77,482         $ 70,411
Concrete Forming Systems                          33,600          30,665           60,087           55,541
Paving Products                                   12,368          11,065           19,663           17,738
Masonry Products                                   9,470           7,176           17,273           13,142
                                                --------         -------         --------         --------
Net sales to external customers                 $ 98,000         $88,636         $174,505         $156,832
                                                ========         =======         ========         ========

Concrete Accessories                            $    877         $   970         $  2,126         $  2,127
Concrete Forming Systems                           1,771           1,395            3,777            2,627
Paving Products                                      757              --            1,416               --
Masonry Products                                     270              --              310               --
                                                --------         -------         --------         --------
Net sales to other segments                     $  3,675         $ 2,365         $  7,629         $  4,754
                                                ========         =======         ========         ========

Concrete Accessories                            $  1,045         $   918         $  1,781         $  1,893
Concrete Forming Systems                           2,196           1,806            3,858            3,507
Paving Products                                      219             181              349              363
Masonry Products                                     268             144              468              261
                                                --------         -------         --------         --------
Interest expense                                $  3,728         $ 3,049         $  6,456         $  6,024
                                                ========         =======         ========         ========

Concrete Accessories                            $  7,863         $ 7,093         $ 11,990         $  9,608
Concrete Forming Systems                         (11,050)          2,965          (10,641)           3,268
Paving Products                                    1,559             950            1,410              451
Masonry Products                                     530             526              348              140
Corporate                                         (1,678)           (732)          (3,161)          (2,130)
Intersegment Eliminations                         (2,046)         (1,217)          (3,915)          (2,398)
                                                --------         -------         --------         --------
Income (loss) before income taxes and
    extraordinary item                          $ (4,822)        $ 9,585         $ (3,969)        $  8,939
                                                ========         =======         ========         ========

Concrete Accessories                            $    824         $   826         $  1,718         $  1,579
Concrete Forming Systems                           1,645           1,888            3,248            3,214
Paving Products                                      231             214              445              437
Masonry Products                                     378             361              729              693
Corporate                                             21              12               35               25
                                                --------         -------         --------         --------
Depreciation                                    $  3,099         $ 3,301         $  6,175         $  5,948
                                                ========         =======         ========         ========

Concrete Accessories                            $    353         $   353         $    710         $    720
Concrete Forming Systems                             (80)             21               17              130
Paving Products                                       42              54               71              118
Masonry Products                                     137             108              278              215
                                                --------         -------         --------         --------
Amortization of goodwill and intangibles        $    452         $   536         $  1,076         $  1,183
                                                ========         =======         ========         ========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three and six fiscal months ended June 30, 2000 and July 2, 1999 is as follows:

                                              Three fiscal months ended       Six fiscal months ended
                                              -------------------------       -----------------------
                                               June 30,        July 2,         June 30,       July 2,
                                                 2000            1999            2000           1999
                                              ---------       ---------       ---------       -------
Concrete Accessories                            $  921         $  569           $ 1,545        $1,316
Concrete Forming Systems                           454            303               957           688
Paving Products                                    265            186               733           461
Masonry Products                                   292            358               859           513
Corporate                                           71             34               116            79
                                                ------         ------           -------        ------
Property, Plant, and Equipment Additions        $2,003         $1,450           $ 4,210        $3,057
                                                ======         ======           =======        ======

Concrete Accessories                            $  415         $  615           $ 1,315        $  943
Concrete Forming Systems                         5,594          2,842             8,854         8,526
Masonry Products                                    13             --                13            --
                                                ------         ------           -------        ------
Rental Equipment Additions                      $6,022         $3,457           $10,182        $9,469
                                                ======         ======           =======        ======

There has been no material change in the relative assets employed by each segment since December 31, 1999.

(9) CONTINGENCIES

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

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals.

As a result of the decision of the Court of Appeals, the Company has recorded a $15,000 pre-tax liability for the judgment and estimated post-judgment interest. In the event Symons is unsuccessful in its petition for a rehearing, payment of the judgment may have an adverse effect on the Company's consolidated financial position, results of operations, or cash flows, even though the Company has available financial resources to fund the payment.


(10) SUBSEQUENT EVENT

In July 2000, the Company acquired the stock of Conspec Marketing and Manufacturing Co., Inc., Conspec Performance Products, Inc. and Bristol Investments, Inc. (collectively, "Conspec") for approximately $23,500 in cash, including approximately $1,000 in acquisition costs, which was funded through an increase to the tranche B credit facility. The purchase price is subject to a working capital adjustment.

The acquisition has been accounted for as a purchase, and the results of Conspec will be included in the accompanying consolidated financial statements from the date of acquisition. The purchase price will be allocated based on the estimated fair values of the assets acquired and liabilities assumed. Pro forma financial information is not required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of June 30, 2000, we have four principal operating divisions, which are organized around the following product lines:

          o    Concrete Accessories;

          o    Concrete Forming Systems;

          o    Paving Products; and

          o    Masonry Products.

ACQUISITIONS

We have completed and integrated four acquisitions since the beginning of 1999. These acquisitions are summarized in the following table:

                                                                                                    Purchase Price
        Date                       Business Acquired                         Division                (In millions)
        ----                       -----------------                         --------               --------------
January 1999           Cempro                                     Concrete Accessories                     $5.4
October 1999           Southern Construction Products             Masonry Products and Concrete
                                                                  Accessories                               8.3
February 2000          Polytite                                   Masonry Products and Concrete
                                                                  Accessories                               1.5*
July 2000              Conspec                                    Chemicals                                23.5*

*Subject to working capital adjustment

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                             THREE FISCAL MONTHS ENDED         SIX FISCAL MONTHS ENDED
                                                             -------------------------         -----------------------
                                                              June 30,        July 2,           June 30,       July 2,
                                                                2000           1999               2000           1999
                                                             ---------        -------          ---------      --------
Net sales                                                       100.0%         100.0%            100.0%         100.0%
Cost of sales                                                    60.9           63.1              62.0           63.6
                                                                -----          -----             -----          -----
Gross profit                                                     39.1           36.9              38.0           36.4
                                                                -----          -----             -----          -----
Selling, general and administrative expenses                     24.3           22.0              27.3           26.0
Amortization of goodwill and intangibles                          0.5            0.6               0.6            0.8
                                                                -----          -----             -----          -----
Total selling, general and administrative expenses               24.8           22.6              27.9           26.8
                                                                -----          -----             -----          -----
Income from operations                                           14.3           14.3              10.1            9.6
Interest expense, net                                             3.9            3.5               3.8            3.9
Nonrecurring item-Lawsuit judgment                               15.3             --               8.6             --
                                                                -----          -----             -----          -----
Income (loss) before income taxes and extraordinary
     item                                                        (4.9)          10.8              (2.3)           5.7
Provision (benefit) for income taxes                             (1.9)           4.9              (0.9)           2.6
                                                                -----          -----             -----          -----
Income (loss) before extraordinary item                          (3.0)           5.9              (1.4)           3.1
Extraordinary item, net of income tax benefit                    (4.9)            --              (2.8)            --
                                                                -----          -----             -----          -----
Net income (loss)                                                (7.9)           5.9              (4.2)           3.1
Dividends from Company-obligated mandatorily
     redeemable convertible trust preferred securities,
     net of income tax benefit                                   (0.3)            --              (0.3)            --
                                                                -----          -----             -----          -----
Net income (loss) available to common shareholders               (8.2%)          5.9%             (4.5%)          3.1%
                                                                =====          =====             =====          =====


COMPARISON OF THREE FISCAL MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999

NET SALES

Net sales increased $9.4 million, or 10.6%, to $98.0 million in the second quarter of 2000 from $88.6 million in the second quarter of 1999. The following table summarizes our net sales by segment:

                                              Three fiscal months ended
                                 ----------------------------------------------------
                                     June 30, 2000                  July 2, 1999
                                 ----------------------        ----------------------
                                                    (In thousands)
                                 Net Sales           %         Net Sales          %           % Change
                                 ---------        -----        ---------        -----         --------
Concrete accessories              $43,439          44.3%        $40,700          45.9%            6.7%
Concrete forming systems           35,371          36.1          32,060          36.2            10.3
Paving products                    13,125          13.4          11,065          12.5            18.6
Masonry products                    9,740           9.9           7,176           8.1            35.7
Intersegment eliminations          (3,675)         (3.7)         (2,365)         (2.7)           55.4
                                  -------         -----         -------         -----
Net sales                         $98,000         100.0%        $88,636         100.0%           10.6%
                                  =======         =====         =======         =====

Net sales of concrete accessories increased 6.7% to $43.4 million in the second quarter of 2000 from $40.7 million in the second quarter of 1999, primarily due to increases in volume and new product initiatives and, to a lesser extent, the contribution of Southern Construction Products. Net sales of concrete forming systems increased 10.3% to $35.4 million for the second quarter of 2000 compared to $32.1 million in the second quarter of 1999, primarily due to increases in volume and the expansion and introduction of new products, including distribution rights to two European forming systems. Net sales of paving products increased $2.1 million, or 18.6%, in the second quarter of 2000 compared to the second quarter of 1999 primarily due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21. Net sales of masonry products increased $2.6 million, or 35.7%, primarily due to the acquisition of Southern Construction Products.

GROSS PROFIT

Gross profit for the second quarter of 2000 was $38.3 million, a 16.9% increase from $32.7 million in the second quarter of 1999, primarily due to the increased net sales. Gross margin was 39.1% in the second quarter of 2000, increasing from 36.9% in 1999 primarily due to higher manufacturing efficiencies in the concrete accessories and concrete forming systems divisions.

OPERATING EXPENSES

Selling, general, and administrative expenses, including amortization of goodwill and intangibles ("SG&A expenses"), increased $4.2 to $24.2 million in the second quarter of 2000, from $20.0 million in the second quarter of 1999, due to acquisitions and higher volume. Additionally, the Company recorded a $0.7 million non-recurring pension plan termination gain in the second quarter of 1999. SG&A expenses increased as a percent of net sales to 24.8% in the second quarter of 2000 from 22.6% in the second quarter of 1999 (23.5% without the non-recurring pension plan termination gain), primarily due to planned spending to develop customers, markets, new products, and employees.

OTHER EXPENSES

Interest expense increased to $3.7 million in the second quarter of 2000 from $3.0 million in the second quarter of 1999 primarily due to increased long-term debt and higher interest rates resulting from the recapitalization.

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

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. While such petitions are infrequently granted, Symons believes that the three-judge panel's decision conflicts with recent Supreme Court and Eighth Circuit precedent.

As a result of the decision of the Court of Appeals, the Company has recorded a one-time $15,000 pre-tax liability for the judgment and post-judgment interest. In the event Symons is unsuccessful in its petition for a rehearing, payment of the judgment may have an adverse effect on the Company's consolidated financial position, results of operations, or cash flows, even though the Company has available financial resources to fund the payment.

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income (loss) before income taxes and extraordinary item in the second quarter of 2000 was a loss of $4.8 million as compared to income of $9.6 million in the second quarter of 1999 and was comprised of the following:

                                           Three fiscal months ended
                                        ------------------------------
                                        June 30, 2000     July 2, 1999
                                        -------------     ------------
                                                (In thousands)
         Concrete accessories              $  7,863         $ 7,093
         Concrete forming systems           (11,050)          2,965
         Paving products                      1,559             950
         Masonry products                       530             526
         Corporate                           (1,678)           (732)
         Intersegment eliminations           (2,046)         (1,217)
                                           --------         -------
         Income before income taxes        $ (4,822)        $ 9,585
                                           ========         =======

Concrete accessories' income before income taxes of $7.9 million in the second quarter of 2000 increased from $7.1 million in the second quarter of 1999 due to increased net sales and manufacturing efficiencies. Concrete forming systems' income (loss) before income taxes was ($11.1) million in the second quarter of 2000 in comparison to income of $3.0 million in the second quarter of 1999 due to the lawsuit judgment. Without such judgment, concrete forming systems' income before income taxes would have increased 33% to $4.0 million, due to higher net sales and manufacturing efficiencies. Income before income taxes from paving products increased to $1.6 million in the second quarter of 2000 from $0.9 million in the second quarter of 1999 due to the increase in net sales. Income before income taxes from masonry products remained flat at $0.5 million despite the higher net sales due to the higher interest expense from the acquisition of Southern Construction Products. Corporate expenses increased to $1.7 million from $0.7 million due to the non-recurring pension plan termination gain in 1999. Elimination of profit on intersegment sales was $2.0 million in the second quarter of 2000 compared to $1.2 million in the second quarter of 1999.

NET INCOME

The effective tax rate decreased to 38.3% in the second quarter of 2000 from 45.0% in the second quarter of 1999 primarily due to the permanent benefit of stock option exercises. Income (loss) before extraordinary item for the second quarter of 2000 was ($3.0) million compared to $5.3 million in the second quarter of 1999 due to the factors described above. As described in footnote 2 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in the second quarter of 2000.

COMPARISON OF SIX FISCAL MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999

NET SALES

Net sales increased $17.7 million, or 11.3%, to $174.5 million in the first half of 2000 from $156.8 million in the first half of 1999. The following table summarizes our net sales by segment:

                                                          Six fiscal months ended
                                          ------------------------------------------------------
                                              June 30, 2000                     July 2, 1999
                                          --------------------             ---------------------
                                                             (In thousands)
                                          Net Sales         %              Net Sales          %           % Change
                                          ---------       ----             ---------        ----          --------
         Concrete accessories             $ 79,608        45.6%             $ 72,538        46.3%             9.7%
         Concrete forming systems           63,864        36.6                58,168        37.1              9.8
         Paving products                    21,079        12.1                17,738        11.3             18.8
         Masonry products                   17,583        10.1                13,142         8.4             33.8
         Intersegment eliminations          (7,629)       (4.4)               (4,754)       (3.1)            60.5
                                          --------       -----              --------       -----
         Net sales                        $174,505       100.0%             $156,832       100.0%            11.3%
                                          ========       =====              ========       =====


Net sales of concrete accessories increased 9.7% to $79.6 million in the first half of 2000 from $72.5 million in the first half of 1999, due to increases in volume and new product initiatives and, to a lesser extent, the contribution from Southern Construction Products. Net sales of concrete forming systems were $63.9 million for the first half of 2000 compared to $58.2 million in the first half of 1999 primarily due to an increase in volume and the expansion and introduction of new products including distribution rights to two European forming systems. Net sales of paving products increased $3.3 million, or 18.8%, in the first half of 2000 compared to the first half of 1999 due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21. Net sales of masonry products increased $4.4 million, or 33.8%, primarily due to the acquisition of Southern Construction Products.

GROSS PROFIT

Gross profit for the first half of 2000 was $66.2 million, a 16.1% increase from $57.0 million in the first half of 1999, due primarily to increased net sales. Gross margin was 38.0% in the first half of this year, increasing from 36.4% last year due to manufacturing efficiencies in the concrete accessories and concrete forming systems segments.

OPERATING EXPENSES

SG&A expenses increased $6.6 million to $48.6 million in the first half of 2000 from $42.0 million in the first half of 1999, due to the acquisitions and higher volume. Additionally, the Company recorded a $0.7 million non-recurring pension plan termination gain in the first half of 1999. SG&A expenses increased as a percent of net sales to 27.9% in the first half of 2000 from 26.8% in the first half of 1999 (27.2% without the non-recurring pension plan termination gain), primarily due to planned spending to develop customers, markets, new products, and employees.

OTHER EXPENSES

Interest expense increased to $6.5 million in the first half of 2000 from $6.0 million in the first half of 1999 primarily due to increased long-term debt and higher interest rates resulting from the recapitalization.

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

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. While such petitions are infrequently granted, Symons believes that the three-judge panel's decision conflicts with recent Supreme Court and Eighth Circuit precedent.

As a result of the decision of the Court of Appeals, the Company has recorded a $15,000 pre-tax liability for the judgment and estimated post-judgment interest. In the event Symons is unsuccessful in its petition for a rehearing, payment of the judgment may have an adverse effect on the Company's consolidated financial position, results of operations, or cash flows, even though the Company has available financial resources to fund the payment.

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income (loss) before income taxes and extraordinary item in the first half of 2000 was a loss of $4.0 million as compared to income of $8.9 million in the first half of 1999 and was comprised of the following:

                                           Six fiscal months ended
                                        -----------------------------
                                        June 30, 2000    July 2, 1999
                                        -------------    ------------
                                                (In thousands)
         Concrete accessories              $ 11,990         $ 9,608
         Concrete forming systems           (10,641)          3,268
         Paving products                      1,410             451
         Masonry products                       348             140
         Corporate                           (3,161)         (2,130)
         Intersegment eliminations           (3,915)         (2,398)
                                           --------         -------
         Income before income taxes        $ (3,969)        $ 8,939
                                           ========         =======

Concrete accessories' income before income taxes of $12.0 million in the first half of 2000 increased 24.8% from $9.6 million in the first half of 1999 due primarily to the increase in net sales and manufacturing efficiencies. Concrete forming systems' income (loss) before income taxes was ($10.6) million in the first half of 2000 compared to $3.3 million in the first half of 1999 due to the lawsuit judgment. Without such judgment, concrete forming systems' income before income taxes would have increased 33.4% to $4.4 million, due to higher net sales and manufacturing efficiencies. Income before income taxes from paving products increased to $1.4 million in the first half of 2000 from $0.5 million in the first half of 1999 due to the increase in net sales. Income before income taxes from masonry products was $0.3 million in the first half of 2000 compared to $0.1 million in the first half of 1999 due to the increase in net sales. Corporate expenses increased to $3.2 million from $2.1 million due to the non-recurring pension plan termination gain in 1999. Elimination of profit on intersegment sales was $3.9 million in the first half of 2000 as compared to $2.4 million in the first half of 1999.



NET INCOME

The effective tax rate decreased to 37.0% in the first half of 2000 from 45.0% in the first half of 1999 primarily due to the permanent benefit of stock option exercises. Income (loss) before extraordinary item for the first half of 2000 was ($2.5) million compared to $4.9 million in the first half of 1999 due to the factors described above. As described in footnote 2 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, amounts available under our revolving credit facility and cash gap. Cash gap is defined as the number of days of outstanding accounts receivable, plus the number of days of inventory on hand, less the number of days of outstanding accounts payable.

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first half of 2000 was $3.7 million and was comprised of the following:

          o    ($7.3) million of net loss,

          o    $22.6 million of non-cash reductions to net income, and

          o    ($19.0) million of normal seasonal working capital growth.

The Company invested in the following:

          o    $8.5 million in net capital expenditures and

          o    ($0.6) million of acquisitions.

In connection with the recapitalization, the Company incurred substantial new indebtedness and refinanced certain outstanding indebtedness. As of June 30, 2000, the Company has long-term debt of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $157.5 million, (b) $54.9 million outstanding of a $133.5 million new credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the delayed-draw tranche A facility and a $30.0 million term loan under the tranche B facility, (c) $2.6 million of debentures previously held by the Dayton Superior Capital Trust, (d) $5.0 million to one of the former stockholders of Symons Corporation, and (e) $0.2 million to the City of Parsons, Kansas.

At June 30, 2000, all of the $50.0 million revolving credit facility was available, of which $4.1 million of borrowings were outstanding. None of the $30.0 million acquisition facility had been drawn, and $20.8 million of the delayed-draw tranche A facility had been drawn. All of the $30.0 million tranche B facility was outstanding.

At June 30, 2000, working capital was $50.2 million, compared to $50.5 million at December 31, 1999. The decline in working capital is primarily attributable to the $15.0 million non-recurring lawsuit judgment, offset by normal seasonal growth.

For the first half of 2000 the Company's average cash gap days were 66, an improvement of 2 days from 68 days in the first half of 1999 due to the Company's continued focus on working capital management.

The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

The Company intends to fund future acquisitions with cash, securities, or a combination of cash and securities, to the extent the Company uses cash for all or part of any acquisitions. The Company expects to raise such cash from operations or from borrowings under the new credit facility, or, if feasible and attractive, issuances of long-term debt or additional Class A common shares.

As previously described, the court of appeals affirmed in all respect the decision of the trial court in the EFCO litigation. The Company has, however, filed a petition for a rehearing en banc which is now pending before the court. If the appellate court denies the petition for a rehearing and the Company is required to make payment on the judgment, the Company could finance that payment with a drawing under the new credit facility.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; an unsuccessful outcome in the Company's legal proceedings and disputes; the Company's ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the effects of weather and seasonality on the construction industry; increasing consolidation of the Company's customers; the mix of products the Company sells; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2000, the Company had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $157.5 million, a $133.5 million new credit facility, of which $54.9 million was outstanding and $7.8 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes is $162.5 million.

The new credit facility has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the new credit facility approximates its $54.9 million face value. The weighted average interest rate at June 30, 2000 was 9.7%.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.2 million, b.) $2.6 million of debentures previously held by the Dayton Superior Capital Trust, with a fair value of $2.6 million and c.) a $0.2 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.1 million.

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

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. While such petitions are infrequently granted, Symons believes that the three-judge panel's decision conflicts with recent Supreme Court and Eighth Circuit precedent.

As a result of the decision of the Court of Appeals, the Company has recorded a one time $15,000 pre-tax liability for the judgment and post-judgment interest. In the event Symons is unsuccessful in its petition for a rehearing, payment of the judgment may have an adverse effect on the Company's consolidated financial position, results of operations, or cash flows, even though the Company has available financial resources to fund the payment.

The Company and all of its directors were named as defendants in a purported shareholder class action lawsuit which was brought in January 2000 in the Court of Common Pleas for Montgomery County in Dayton, Ohio. This lawsuit was dismissed by the court on May 19, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) In connection with the Company's recapitalization on June 16, 2000, the Dayton Superior Capital Trust was dissolved and the holders of the convertible trust preferred securities issued by the Trust received the Company's 10% convertible subordinated debentures due September 30, 2029 in exchange for their preferred securities. In addition, under the conversion provisions of the debentures, as a result of the recapitalization the convertible subordinated debentures became convertible only into the right to receive cash, and no longer may be converted into the Company's common shares. As noted under "Liquidity and Capital Resources" above, the Company also incurred substantial new indebtedness in connection with the recapitalization as to all of which the convertible subordinated debentures are subordinated.

(c) In connection with the Company's recapitalization, the Company also sold an aggregate of 19,444 common shares to 3 of its executive officers in transactions not registered under the Securities Act of 1933. These shares were sold at a price of $27 per share, payable in cash, and were not registered under the Securities Act in reliance on the exemption from registration set forth in Section 4(2) of the Act for transactions not involving a public offering based on the limited nature of the offering and the sophistication of the purchasers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company was held on May 23, 2000. At the special meeting, the shareholders voted to (i) adopt the Agreement and Plan of Merger dated January 19, 2000 between Dayton Superior and Stone Acquisition Corp. which provided for the recapitalization of the Company through the merger of Stone Acquisition Corp. into the Company ("Issue 1"), and (ii) approve the proposal to permit the proxies for the special meeting, in their discretion, to adjourn the special meeting for the sole purpose of soliciting more votes or proxies in favor of adoption of the Agreement and Plan of Merger. The number of votes cast for, against or withheld and the number of broker nonvotes on Issue 1 and Issue 2 were as follows:


               For           Against        Withheld      Broker Nonvotes
               ---           -------        --------      ---------------
Issue 1     4,387,327          8,360         13,775              --

Issue 2     3,571,411        802,666         35,385              --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended June 30, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DAYTON SUPERIOR CORPORATION
                                            ---------------------------



         DATE: August 14, 2000              BY: /s/ Alan F. McIlroy
              ----------------                 ------------------------
                                                Alan F. McIlroy
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------
 (27)             Financial Data Schedule

                  27.1    Financial Data Schedule**









------------
** Filed herewith