Form 10-Q
period 2000-09-29
DAYTON SUPERIOR CORP
filed 2000-11-13
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER
      SEPTEMBER 29, 2000                                      1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                           31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                       45459
------------------------------------                   -------------------------
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

                                                    YES    X       NO
                                                       --------       --------

3,693,990 Class A Common Shares were outstanding as of November 10, 2000

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 As of September 29, 2000 and December 31, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         September 29,      December 31,
                                                                                             2000               1999
                                                                                         -------------      ------------
                                       ASSETS

Current assets
   Cash                                                                                  $  10,624         $   4,553
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $6,434 and $5,589                                      72,477            45,085
   Inventories (Note 4)                                                                     45,020            39,340
   Prepaid expenses and other current assets                                                 3,026             5,551
   Prepaid income taxes                                                                      4,764             1,038
   Future income tax benefits                                                                3,911             3,998
                                                                                         ---------         ---------
       Total current assets                                                                139,822            99,565
                                                                                         ---------         ---------

Rental equipment, net (Note 4)                                                              64,038            58,748
                                                                                         ---------         ---------

Property, plant and equipment                                                               82,188            73,651
   Less accumulated depreciation                                                           (33,698)          (29,741)
                                                                                         ---------         ---------
       Net property, plant and equipment                                                    48,490            43,910
                                                                                         ---------         ---------

Goodwill and intangible assets, net of accumulated amortization                             98,568            75,522
Other assets                                                                                   763               934
                                                                                         ---------         ---------
                  Total assets                                                           $ 351,681         $ 278,679
                                                                                         =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt (Note 5)                                            $   7,043         $   5,032
   Accounts payable                                                                         32,441            22,802
   Accrued compensation                                                                     11,365            11,302
   Accrued interest                                                                          8,645             2,059
   Other accrued liabilities                                                                 9,377             7,901
  Payable for lawsuit judgment (Note 9)                                                     15,341              --
                                                                                         ---------         ---------
       Total current liabilities                                                            84,212            49,096

Long-term debt (Note 5)                                                                    232,708           100,141
Deferred income taxes                                                                       14,680            16,566
Other long-term liabilities                                                                  5,997             4,548
                                                                                         ---------         ---------
       Total liabilities                                                                   337,597           170,351
                                                                                         ---------         ---------
Company-obligated mandatorily redeemable convertible trust preferred securities of
  Dayton Superior Capital Trust which holds solely debentures                                 --              19,556
                                                                                         ---------         ---------

Shareholders' equity
  Class A common shares                                                                    140,763            47,417
  Class A treasury shares                                                                    --                 (387)
  Cumulative other comprehensive income                                                       (336)             (254)
  Retained earnings (accumulated deficit)                                                 (126,343)           41,996
                                                                                         ---------         ---------
       Total shareholders' equity                                                           14,084            88,772
                                                                                         ---------         ---------
       Total liabilities and shareholders' equity                                        $ 351,681         $ 278,679
                                                                                         =========         =========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                            Dayton Superior Corporation and Subsidiaries
                                               Consolidated Statements of Operations
                          For The Three and Nine Fiscal Months Ended September 29, 2000 and October 1, 1999
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                  Three Fiscal Months Ended       Nine Fiscal Months Ended
                                                                 --------------------------      --------------------------
                                                                 September 29,    October 1,     September 29,    October 1,
                                                                     2000           1999             2000             1999
                                                                  ---------       ---------       ---------        ---------
Net sales                                                         $ 107,717       $  93,729       $ 282,222        $ 250,561

Cost of sales                                                        64,531          55,323         172,792          155,117
                                                                  ---------       ---------       ---------        ---------

   Gross profit                                                      43,186          38,406         109,430           95,444

Selling, general and administrative expenses                         24,479          21,177          72,007           61,984

Facility closing reserve (Note 3)                                     1,527            --             1,527             --

Amortization of goodwill and intangibles                                716             578           1,792            1,761
                                                                  ---------       ---------       ---------        ---------

   Income from operations                                            16,464          16,651          34,104           31,699

Other expenses
   Interest expense, net                                              8,131           2,921          14,587            8,945
   Non-recurring item - Lawsuit judgment (Note 9)                       341            --            15,341             --
   Other expense, net                                                   106              92             259              177
                                                                  ---------       ---------       ---------        ---------

   Income before provision for income taxes and
     extraordinary item                                               7,886          13,638           3,917           22,577

Provision for income taxes                                            4,016           6,137           2,546           10,160
                                                                  ---------       ---------       ---------        ---------

   Income before extraordinary item                                   3,870           7,501           1,371           12,417

Extraordinary loss, net of income tax benefit (Note 2)                 --              --            (4,812)            --
                                                                  ---------       ---------       ---------        ---------

   Net income (loss)                                                  3,870           7,501          (3,441)          12,417

Dividends on Company-obligated mandatorily redeemable
   convertible trust preferred securities, net of income
   tax benefit                                                         --              --              (583)            --
                                                                  ---------       ---------       ---------        ---------

   Net income (loss) available to common shareholders             $   3,870       $   7,501       $  (4,024)       $  12,417
                                                                  =========       =========       =========        =========






   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For The Nine Fiscal Months Ended September 29, 2000 and October 1, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Fiscal Months Ended
                                                                                           -----------------------------
                                                                                            September 29,     October 1,
                                                                                                 2000             1999
                                                                                              ---------         ---------

Cash Flows From Operating Activities:
   Net income (loss)                                                                          $  (3,441)        $  12,417
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss                                                                         4,812              --
       Lawsuit judgment (Note 9)                                                                 15,341              --
     Depreciation                                                                                 9,301             8,649
     Amortization of goodwill and intangibles                                                     1,792             1,761
     Deferred income taxes                                                                       (1,799)           (1,082)
     Amortization of deferred financing costs and debt discount                                     967               643
       Gain on sales of rental equipment and property, plant and equipment                       (7,205)           (5,198)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                       (23,846)          (15,505)
      Inventories                                                                                (2,932)               26
      Prepaid income taxes                                                                         (735)            3,999
      Accounts payable                                                                            6,885             4,491
      Accrued liabilities and other long-term liabilities                                         7,035            (3,776)
      Other, net                                                                                  2,112               953
                                                                                              ---------         ---------
           Net cash provided by operating activities                                              8,287             7,378
                                                                                              ---------         ---------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                                       (6,855)           (5,006)
   Proceeds from sales of fixed assets                                                              196               292
   Rental equipment additions                                                                   (13,232)          (13,144)
   Proceeds from sales of rental equipment                                                       11,592             8,395
   Acquisitions (Note 3)                                                                        (24,819)           (5,415)
   Refunds of purchase price on acquisitions (Note 3)                                             2,115              --
                                                                                              ---------         ---------
           Net cash used in investing activities                                                (31,003)          (14,878)
                                                                                              ---------         ---------

Cash Flows From Financing Activities:
   Repayments of long-term debt                                                                (121,348)             --
   Issuance of long-term debt                                                                   232,342            10,606
   Prepayment premium on extinguishments of long-term debt and interest rate swap
     agreements (Note 2)                                                                           (476)             --
   Financing cost on unused long-term debt commitment (Note 2)                                     (750)             --
   Financing costs incurred                                                                      (9,734)             --
   Purchase of treasury shares                                                                     --                (242)
   Redemption of Class A common shares                                                         (164,315)             --
   Issuance of Class A common shares, net of issuance costs                                      93,733               181
   Dividends on Company-obligated mandatorily redeemable convertible trust
     preferred securities, net of income tax benefit                                               (583)             --
                                                                                              ---------         ---------
           Net cash provided by financing activities                                             28,869            10,545
                                                                                              ---------         ---------

Effect of Exchange Rate Changes on Cash                                                             (82)              (21)
                                                                                              ---------         ---------

           Net increase in cash                                                                   6,071             3,024

Cash, beginning of period                                                                         4,553               560
                                                                                              ---------         ---------
Cash, end of period                                                                           $  10,624         $   3,584
                                                                                              =========         =========
Supplemental Disclosures:
   Cash paid for income taxes                                                                 $   1,689         $   7,182
   Cash paid for interest                                                                         7,037             8,778
   Conversion of Company-obligated mandatorily redeemable convertible trust
     preferred securities into long-term debt                                                    23,375              --
   Redemption of Class A common shares in conjunction with acquisition (Note 3)                    --                (117)


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                           Dayton Superior Corporation and Subsidiaries
                                          Consolidated Statements of Comprehensive Income
                         For The Three and Nine Fiscal Months Ended September 29, 2000 and October 1, 1999
                                                      (Amounts in thousands)
                                                            (Unaudited)

                                                                Three Fiscal Months Ended       Nine Fiscal Months Ended
                                                               ---------------------------     --------------------------
                                                               September 29,    October 1,     September 29,    October 1,
                                                                   2000            1999            2000            1999
                                                                 --------        --------        --------        --------

Net income (loss)                                                $  3,870        $  7,501        $ (3,441)       $ 12,417
Dividends on Company-obligated mandatorily redeemable
    convertible trust preferred securities, net of income
    tax benefit                                                      --              --              (583)           --
Other comprehensive income:
     Foreign currency translation adjustment                          (42)            (83)            (82)            (21)
                                                                 --------        --------        --------        --------
Comprehensive income (loss)                                      $  3,828        $  7,418        $ (4,106)       $ 12,396
                                                                 ========        ========        ========        ========





   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 29, 2000 AND OCTOBER 1, 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

     As a result, the Company recorded an extraordinary loss of $4,812, comprised of the following:

    Expense deferred financing costs on previous long-term debt                                           $2,719
    Prepayment premium on extinguishments of long-term debt and interest rate swap agreements                476
    Expense issuance costs on Company-obligated mandatorily redeemable convertible trust
        preferred securities                                                                               1,691
    Prepayment premium on conversion of Company-obligated mandatorily redeemable convertible
        trust preferred securities into debentures                                                         2,125
    Financing cost for unused long-term debt commitment                                                      750
                                                                                                          ------
                                                                                                           7,761
    Income tax benefit                                                                                    (2,949)
                                                                                                          ------
    Extraordinary loss                                                                                    $4,812
                                                                                                          ======

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

     (b) SYMONS CONCRETE FORMS, INC.--In May 1998, the Company purchased the stock of Symons Concrete Forms, Inc. (formerly known as CAI). A purchase price reduction of approximately $100 (6,456 Class A Common Shares) was received in 1999 related to uncollected accounts receivable.

     (c) CEMPRO, INC.--Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash. The business is being operated as a part of the Company's concrete accessories business.

          The acquisition has been accounted for as a purchase, and the results of Cempro have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Pro forma financial information is not required.

     (d) SOUTHERN CONSTRUCTION PRODUCTS, INC.--On October 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. ("Southern") for approximately $8,300 in cash, including acquisition costs, and net of a purchase price reduction of approximately $300 was received in January 2000. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

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

     (e) POLYTITE MANUFACTURING CORP.--On February 9, 2000, the Company acquired substantially all of the assets and assumed certain of the liabilities of Polytite Manufacturing Corp. ("Polytite") for approximately $1,600 in cash, including acquisition costs. The business is being operated as part of the Company's masonry products and concrete accessories businesses.

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

     (f) CONSPEC MARKETING & MANUFACTURING CO., INC.--On July 17, 2000, the Company acquired all of the stock of Conspec Marketing & Manufacturing Co., Inc., Conspec Performance Products, Inc. and Bristol Investments, Inc. (collectively "Conspec") for approximately $23,200 in cash, including acquisitions costs, and is subject to a working capital adjustment. The business is being operated as part of the Company's concrete accessories business.

          The acquisition has been accounted for as a purchase, and the results of Conspec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

          As a result of the acquisition of Conspec, the Company has decided to consolidate certain of the Company's existing operations. One facility has been closed and a second facility has reduced its operations. Accordingly, a facility closing reserve of $1,527 has been recorded, of which $432 relates to idle machinery and equipment write-offs, and $1,095 relates to future lease payments and other exit costs.

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

     (a) FISCAL QUARTER--The Company's fiscal yearend is December 31. The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

     (b) INVENTORIES--Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out
          (FIFO) cost or market. The Company had no LIFO reserve as of September 29, 2000 and December 31, 1999.

         Following is a summary of the components of inventories as of September 29, 2000 and December 31, 1999:

                                                September 29,       December 31,
                                                     2000              1999
                                                -------------       ------------

          Raw materials                           $ 12,224           $  8,787
          Finished goods and work in progress       35,571             32,920
                                                  --------           --------
                                                    47,795             41,707
          Net realizable value reserve              (2,775)            (2,367)
                                                  --------           --------
                                                  $ 45,020           $ 39,340
                                                  ========           ========

     (c) RENTAL EQUIPMENT--Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a straight-line basis. The balances as of September 29, 2000 and December 31, 1999 are net of accumulated depreciation of $12,900 and $9,855, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                               Three fiscal months ended    Nine fiscal months ended
                               -------------------------    ------------------------
                              September 29,     October 1,  September 29,  October 1,
                                   2000           1999           2000         1999
                                   ----           ----           ----         ----
          Rental revenue         $15,387        $14,306        $40,052       $37,124
          Cost of sales            2,234          2,253          6,790         6,256

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

(5)  CREDIT ARRANGEMENTS

As of September 29, 2000, the Company's new credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $77,000, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $53,500 tranche B facility maturing June 2008.

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

Following is a summary of the Company's long-term debt as of September 29, 2000 and December 31, 1999:

                                                                                             September 29,    December 31,
                                                                                                  2000            1999
                                                                                              ---------         ---------
Term Loan A, weighted average interest rate of 9.2%                                           $  21,331         $    --
Term Loan B, weighted average interest rate of 9.7%                                              53,500              --
Senior Subordinated Notes, interest rate of 13.0%                                               170,000              --
Debt discount on Senior Subordinated Notes                                                      (12,281)             --
Debentures  previously held by Dayton Superior  Capital Trust,  interest rate of
     9.1%, due on demand                                                                          2,043              --
Old Term Loan                                                                                      --             100,000
Note payable to one of the former stockholders of Symons Corporation, 10.5%                       5,000             5,000
City of Parsons, Kansas Economic Development Loan, 7.0%                                             158               173
                                                                                              ---------         ---------
Total long-term debt                                                                            239,751           105,173
Less current portion                                                                             (7,043)           (5,032)
                                                                                              ---------         ---------
Long-term portion                                                                             $ 232,708         $ 100,141
                                                                                              =========         =========

At September 29, 2000, all of the $50,000 Revolving Credit Facility was available, none of which was outstanding. The average borrowing, maximum borrowing, and weighted average interest rate on the revolving line of credit and its predecessor for the periods indicated were as follows:

                                                   Three fiscal months ended           Nine fiscal months ended
                                                 ---------------------------         -----------------------------
                                                 September 29,      October 1,       September 29,      October 1,
                                                     2000              1999              2000             1999
                                                     ----              ----              ----             ----

Average borrowing                                  $ 1,112           $27,656           $ 6,265           $27,668
Maximum borrowing                                    6,150            32,560            16,420            37,140
Weighted average  interest rate,  excluding
    commitment fee                                    10.9%              6.8%              7.9%              6.7%
Unused commitment fee                              $    62           $    12           $   104           $    30

The new credit facility contains certain restrictive covenants which, among other things, require that the Company maintain a minimum interest coverage ratio and a minimum EBITDA level and not exceed a certain leverage ratio. The Company was in compliance with its loan covenants as of September 29, 2000.

(6) STOCK OPTION PLANS

The Company has a stock option plan which provides for an option exercise price equal to the stock's market price on the date of grant and all of which are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's income before extraordinary item for the three and nine fiscal months ended September 29, 2000 and October 1, 1999 would have been reduced to the following pro forma amounts:

                                      Three fiscal months ended             Nine fiscal months ended
                                     -----------------------------       -------------------------------
                                     September 29,      October 1,       September 29,       October 1,
                                          2000             1999              2000               1999
                                          ----             ----              ----               ----

Income before extraordinary
    item       As Reported               $3,870           $7,501            $1,371             $12,417
               Pro Forma                  3,833            7,416             1,239              12,100

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plan for the nine fiscal months ended September 29, 2000 is presented in the table below:



                                                                  Weighted
                                                                   Average
                                              Number of        Exercise Price
                                                Shares           Per Share
                                             -----------         ---------
Outstanding at December 31, 1999               442,283              $ 9.28
Exercised                                     (344,353)               8.85
                                              --------              ------
Outstanding at September 29, 2000               97,930              $10.81
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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and nine fiscal months ended September 29, 2000 and October 1, 1999 is as follows:

                                                      Three fiscal months             Nine fiscal months
                                                             ended                           ended
                                                 ----------------------------      -----------------------------
                                                 September 29,     October 1,      September 29,      October 1,
                                                     2000             1999             2000            1999
                                                  ---------        ---------        ---------        ---------
Concrete Accessories                              $  48,917        $  40,428        $ 126,399        $ 110,839
Concrete Forming Systems                             36,683           33,206           96,770           88,747
Paving Products                                      13,210           12,721           32,873           30,459
Masonry Products                                      8,907            7,374           26,180           20,516
                                                  ---------        ---------        ---------        ---------
Net sales to external customers                   $ 107,717        $  93,729        $ 282,222        $ 250,561
                                                  =========        =========        =========        =========

Concrete Accessories                              $   1,629        $      53        $   3,755        $     851
Concrete Forming Systems                              1,635            1,043            5,412            3,670
Paving Products                                         681               35            2,097              132
Masonry Products                                        260             --                570             --
                                                  ---------        ---------        ---------        ---------
Net sales to other segments                       $   4,205        $   1,131        $  11,834        $   4,653
                                                  =========        =========        =========        =========

Concrete Accessories                              $   2,294        $     878        $   4,075        $   2,771
Concrete Forming Systems                              4,771            1,742            8,629            5,249
Paving Products                                         480              153              829              516
Masonry Products                                        586              148            1,054              409
                                                  ---------        ---------        ---------        ---------
Interest expense                                  $   8,131        $   2,921        $  14,587        $   8,945
                                                  =========        =========        =========        =========

Concrete Accessories                              $   6,769        $   9,428        $  18,759        $  18,370
Concrete Forming Systems                              3,137            3,987           (7,504)           7,255
Paving Products                                       1,613            1,461            3,023            1,912
Masonry Products                                       (359)             786              (11)             926
Corporate                                            (1,601)          (1,466)          (4,762)          (3,596)
Intersegment Eliminations                            (1,673)            (558)          (5,588)          (2,290)
                                                  ---------        ---------        ---------        ---------
Income before income taxes and
    extraordinary item                            $   7,886        $  13,638        $   3,917        $  22,577
                                                  =========        =========        =========        =========

Concrete Accessories                              $     899        $     712        $   2,617        $   2,860
Concrete Forming Systems                              1,577            1,430            4,825            4,120
Paving Products                                         223              211              668              634
Masonry Products                                        410              332            1,139              994
Corporate                                                17               16               52               41
                                                  ---------        ---------        ---------        ---------
Depreciation                                      $   3,126        $   2,701        $   9,301        $   8,649
                                                  =========        =========        =========        =========

Concrete Accessories                              $     476        $     366        $   1,186        $   1,086
Concrete Forming Systems                                 64               82               81              212
Paving Products                                          29               24              100              142
Masonry Products                                        147              106              425              321
                                                  ---------        ---------        ---------        ---------
Amortization of goodwill and intangibles          $     716        $     578        $   1,792        $   1,761
                                                  =========        =========        =========        =========


Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three and nine fiscal months ended September 29, 2000 and October 1, 1999 is as follows:

                                                  Three fiscal months ended          Nine fiscal months ended
                                                 ----------------------------      -----------------------------
                                                 September 29,     October 1,      September 29,      October 1,
                                                     2000             1999             2000            1999
                                                  ---------        ---------        ---------        ---------
Concrete Accessories                               $  1,218          $   851         $  2,763           $2,421
Concrete Forming Systems                                239              759            1,196            1,433
Paving Products                                         257              273              990              753
Masonry Products                                        752               66            1,611              352
Corporate                                               179               --              295               47
                                                  ---------        ---------        ---------        ---------
Property, Plant and Equipment Additions            $  2,645           $1,949        $   6,855           $5,006
                                                  =========        =========        =========        =========

Concrete Accessories                              $     484            $ 591           $1,801           $1,534
Concrete Forming Systems                              2,565            2,990           11,419           11,516
Masonry Products                                         --               94               13               94
                                                  ---------        ---------        ---------        ---------
Rental Equipment Additions                         $  3,049          $ 3,675         $ 13,233          $13,144
                                                  =========        =========        =========        =========


There has been no material change in the relative assets employed by each segment since December 31, 1999.

(9) CONTINGENCIES

Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $100 and enjoined both parties from engaging in certain conduct.

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. The petition for a rehearing was denied by the court of appeals on September 20, 2000.

In October 2000, Symons satisfied the judgment of $14,100, post-judgment interest of $1,134, and defense costs of $107, by payment to EFCO from the Company's cash on hand and from the Company's revolving credit facility.

Symons has made a claim to its primary and excess insurance carriers for "advertising injury" under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

Royal Insurance Co., Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of September 29, 2000, we have four principal operating divisions, which are organized around the following product lines:

     -    Concrete Accessories;
     -    Concrete Forming Systems;
     -    Paving Products; and
     -    Masonry Products.

ACQUISITIONS

We have completed and integrated four acquisitions since the beginning of 1999. These acquisitions are summarized in the following table:

                                                                                       Purchase Price
        Date             Business Acquired                    Division                  (In millions)
        ----             -----------------                    --------                  ------------
January 1999      Cempro                                Concrete Accessories                $5.4
October 1999      Southern Construction Products        Masonry Products and Concrete
                                                        Accessories                          8.3
February 2000     Polytite                              Masonry Products and Concrete
                                                        Accessories                          1.6
July 2000         Conspec                               Concrete Accessories                23.2*

*Subject to working capital adjustment

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                            THREE FISCAL MONTHS ENDED           NINE FISCAL MONTHS ENDED
                                                         -------------------------------      -----------------------------
                                                           September 29,     October 1,        September 29,    October 1,
                                                               2000             1999               2000            1999
                                                            --------          --------          --------          -------
Net sales                                                     100.0%            100.0%            100.0%           100.0%
Cost of sales                                                  59.9              59.0              61.2             61.9
                                                            --------          --------          --------          -------
Gross profit                                                   40.1              41.0              38.8             38.1
                                                            --------          --------          --------          -------
Selling, general and administrative expenses                   22.7              22.6              25.5             24.7
Facility closing reserve                                        1.4               --                0.5              --
Amortization of goodwill and intangibles                        0.7               0.6               0.6              0.7
                                                            --------          --------          --------          -------
Total selling, general and administrative expenses             24.8              23.2              26.6             25.4
                                                            --------          --------          --------          -------
Income from operations                                         15.3              17.8              12.2             12.7
Interest expense, net                                           7.6               3.1               5.2              3.6
Nonrecurring item-Lawsuit judgment                              0.3               --                5.5              --
Other expense, net                                              0.1               0.1               0.1              0.1
                                                            --------          --------          --------          -------
Income before provision for income taxes and
 extraordinary item                                             7.3              14.6               1.4              9.0
Provision for income taxes                                      3.7               6.6               0.9              4.0
                                                            --------          --------          --------          -------
Income before extraordinary item                                3.6               8.0               0.5              5.0
Extraordinary loss, net of income tax benefit                   --                --               (1.7)             --
                                                            --------          --------          --------          -------
Net income (loss)                                               3.6               8.0              (1.2)             5.0
Dividends from Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                      --                --               (0.2)             --
                                                            --------          --------          --------          -------
Net income (loss) available to common shareholders              3.6%              8.0%             (1.4)%            5.0%
                                                            ========          ========          ========          =======


COMPARISON OF THREE FISCAL MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

NET SALES

Net sales increased $14.0 million, or 14.9%, to $107.7 million in the third quarter of 2000 from $93.7 million in the third quarter of 1999. The following table summarizes our net sales by segment:

                                                        Three fiscal months ended
                                    ------------------------------------------------------------
                                         September 29, 2000               October 1, 1999
                                    --------------------------         --------------------------
                                                             (In thousands)
                                    Net Sales             %            Net Sales             %            % Change
                                    ---------          -------         ---------          -------         --------
Concrete accessories                $  50,546             46.9%        $  40,481             43.2%           24.9%
Concrete forming systems               38,318             35.6            34,249             36.5            11.9
Paving products                        13,891             12.9            12,756             13.6             8.9
Masonry products                        9,167              8.5             7,374              7.9            24.3
Intersegment eliminations              (4,205)            (3.9)           (1,131)            (1.2)          271.8
                                    ---------          -------         ---------          -------
Net sales                           $ 107,717            100.0%        $  93,729            100.0%           14.9%
                                    =========          =======         =========          =======

Net sales of concrete accessories increased 24.9% to $50.5 million in the third quarter of 2000 from $40.5 million in the third quarter of 1999, primarily due to the acquisition of Conspec, as well as increases in volume and the contribution of Southern Construction Products. Net sales of concrete forming systems increased 11.9% to $38.3 million for the third quarter of 2000 compared to $34.2 million in the third quarter of 1999, primarily due to increases in volume and the expansion and introduction of new products, including distribution rights to two European forming systems. Net sales of paving products increased $1.1 million, or 8.9%, in the third quarter of 2000 compared to the third quarter of 1999 primarily due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21. Net sales of masonry products increased $1.8 million, or 24.3%, primarily due to the acquisition of Southern Construction Products.

GROSS PROFIT

Gross profit for the third quarter of 2000 was $43.2 million, a 12.4% increase from $38.4 million in the third quarter of 1999, primarily due to the increased net sales. Gross margin was 40.1% in the third quarter of 2000, decreasing from 41.0% in 1999. Approximately half of the decrease was due to the effect of Conspec's lower gross margins. Additionally, competitive pricing pressures decreased gross margins in masonry products and concrete accessories.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") increased $3.3 million to $24.5 million in the third quarter of 2000, from $21.2 million in the third quarter of 1999, due to acquisitions and higher net sales volume, including planned spending to develop customers, markets, new products, and employees.

A facility closing reserve of $1.5 million was recorded for the consolidation of operations as a result of the acquisition of Conspec.

Amortization of goodwill and intangibles increased to $0.7 million in the third quarter of 2000 from $0.6 million in the third quarter of 1999 due to the acquisition of Conspec.

OTHER EXPENSES

Interest expense increased to $8.1 million in the third quarter of 2000 from $2.9 million in the third quarter of 1999 due to increased long-term debt and higher interest rates resulting from the recapitalization.

A $0.3 million adjustment to the previous $15.0 million estimate for the EFCO lawsuit judgment was also recorded in the third quarter of 2000.

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income before income taxes and extraordinary item in the third quarter of 2000 was $7.9 million as compared to income of $13.6 million in the third quarter of 1999 and was comprised of the following:

                                                Three fiscal months ended
                                            --------------------------------
                                            September 29,        October 1,
                                               2000                    1999
                                             --------               --------
                                                       (In thousands)
         Concrete accessories                $  6,769               $  9,428
         Concrete forming systems               3,137                  3,987
         Paving products                        1,613                  1,461
         Masonry products                        (359)                   786
         Corporate                             (1,601)                (1,466)
         Intersegment eliminations             (1,673)                  (558)
                                             --------               --------
         Income before income taxes          $  7,886               $ 13,638
                                             ========               ========

Concrete accessories' income before income taxes of $6.8 million in the third quarter of 2000 decreased from $9.4 million in the third quarter of 1999 due to the facility closing reserve of $1.5 million and higher interest expense of $1.4 million, partially offset by higher operating income from the higher net sales. Concrete forming systems' income before income taxes was $3.1 million in the third quarter of 2000 in comparison to income of $4.0 million in the third quarter of 1999 due to higher interest expense of $3.0 million, offset by higher operating income from the higher net sales. Income before income taxes from paving products increased to $1.6 million in the third quarter of 2000 from $1.5 million in the third quarter of 1999 due to the increase in net sales and is net of higher interest expense of $0.3 million. Income before income taxes from masonry products decreased to $(0.4) million due to higher interest expense of $0.4 million and lower operating income due to market pricing pressures. Corporate expenses increased slightly to $1.6 million from $1.5 million. Elimination of profit on intersegment sales was $1.7 million in the third quarter of 2000 compared to $0.6 million in the third quarter of 1999.

NET INCOME

The effective tax rate increased to 50.9% in the third quarter of 2000 from 45.0% in the third quarter of 1999 primarily due to the effect of permanent non-deductible items on lower income before income taxes. Net income for the third quarter of 2000 was $3.9 million compared to $7.5 million in the third quarter of 1999 due to the factors described above.

COMPARISON OF NINE FISCAL MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

NET SALES

Net sales increased $31.7 million, or 12.6%, to $282.2 million in the first nine months of 2000 from $250.6 million in the first nine months of 1999. The following table summarizes our net sales by segment:

                                                        Nine fiscal months ended
                                  -------------------------------------------------------------
                                      September 29, 2000                   October 1, 1999
                                  --------------------------         --------------------------
                                                         (In thousands)
                                  Net Sales             %            Net Sales             %           % Change
                                  ---------          -------         ---------          -------        --------
Concrete accessories              $ 130,154             46.1%        $ 111,690             44.6%           16.5%
Concrete forming systems            102,182             36.2            92,417             36.9            10.6
Paving products                      34,970             12.4            30,591             12.2            14.3
Masonry products                     26,750              9.5            20,516              8.2            30.4
Intersegment eliminations           (11,834)            (4.2)           (4,653)            (1.9)          154.3
                                  ---------          -------         ---------          -------
Net sales                         $ 282,222            100.0%        $ 250,561            100.0%           12.6%
                                  =========          =======         =========          =======

Net sales of concrete accessories increased 16.5% to $130.2 million in the first nine months of 2000 from $111.7 million in the first nine months of 1999, due to the acquisition of Conspec, increases in volume, and the contribution from Southern Construction Products. Net sales of concrete forming systems were $102.2 million for the first nine months of 2000, a 10.6% increase from $92.4 million in the first nine months of 1999, primarily due to an increase in volume and the expansion and introduction of new products, including distribution rights to two European forming systems. Net sales of paving products increased $4.4 million, or 14.3%, in the first nine months of 2000 compared to the first nine months of 1999 due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21. Net sales of masonry products increased $6.2 million, or 30.4%, primarily due to the acquisition of Southern Construction Products.

GROSS PROFIT

Gross profit for the first nine months of 2000 was $109.4 million, a 14.7% increase from $95.4 million in the first nine months of 1999, due primarily to increased net sales. Gross margin was 38.8% in the first nine months of this year, increasing from 38.1% last year due to manufacturing efficiencies in the concrete accessories, concrete forming systems, and paving products segments.

OPERATING EXPENSES

SG&A expenses increased $10.0 million to $72.0 million in the first nine months of 2000 from $62.0 million in the first nine months of 1999, due to the acquisitions, higher volume, and planned spending to develop customers, markets, new products, and employees. Additionally, the Company recorded a $0.7 million non-recurring pension plan termination gain in the first nine months of 1999.

A facility closing reserve of $1.5 million was recorded for the consolidation of operations as a result of the acquisition of Conspec.

Amortization of goodwill and intangibles was flat at $1.8 million.

OTHER EXPENSES

Interest expense increased to $14.6 million in the first nine months of 2000 from $8.9 million in the first nine months of 1999 due to increased long-term debt and higher interest rates resulting from the recapitalization.

Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14.0 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $0.1 million and enjoined both parties from engaging in certain conduct.

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. The petition for a rehearing was denied by the court of appeals on September 20, 2000.

In October 2000, Symons satisfied the judgment of $14.1 million, post-judgment interest of $1.1 million, and defense costs of $0.1 million, by payment to EFCO from the Company's cash on hand and from the Company's revolving credit facility.

Symons has made a claim to its primary and excess insurance carriers for "advertising injury" under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

Royal Insurance Co., Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit.

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income before income taxes and extraordinary item in the first nine months of 2000 was $3.9 million as compared to income of $22.6 million in the first nine months of 1999 and was comprised of the following:

                                                Nine fiscal months ended
                                        --------------------------------------
                                        September 29,               October 1,
                                             2000                      1999
                                        ------------                ----------
                                                      (In thousands)
         Concrete accessories              $ 18,759                  $ 18,370
         Concrete forming systems            (7,504)                    7,255
         Paving products                      3,023                     1,912
         Masonry products                       (11)                      926
         Corporate                           (4,762)                   (3,596)
         Intersegment eliminations           (5,588)                   (2,290)
                                           --------                  --------
         Income before income taxes        $  3,917                  $ 22,577
                                           ========                  ========

Concrete accessories' income before income taxes of $18.8 million in the first nine months of 2000 increased 2.1% from $18.4 million in the first nine months of 1999 due primarily to the increase in net sales and manufacturing efficiencies, offset by $1.3 million of higher interest expense. Concrete forming systems' income (loss) before income taxes was ($7.5) million in the first nine months of 2000 compared to $7.3 million in the first nine months of 1999 due to the EFCO lawsuit judgment. Without such judgment, concrete forming systems' income before income taxes would have increased 8.0% to $7.8 million, due to higher net sales and manufacturing efficiencies, offset by $3.4 million of higher interest expense. Income before income taxes from paving products increased to $3.0 million in the first nine months of 2000 from $1.9 million in the first nine months of 1999 due to the increase in net sales and manufacturing efficiencies, offset by $0.3 million of higher interest expense. Income before income taxes from masonry products was $0.0 million in the first nine months of 2000 compared to $0.9 million in the first nine months of 1999 due to higher interest expense of $0.6 million and lower operating income from pricing pressures. Corporate expenses increased to $4.8 million from $3.6 million primarily due to the $0.8 million non-recurring pension plan termination gain in 1999. Elimination of profit on intersegment sales was $5.6 million in the first nine months of 2000 as compared to $2.3 million in the first nine months of 1999.

NET INCOME

The effective tax rate increased to 65.0% in the first nine months of 2000 from 45.0% in the first nine months of 1999 due to the effect of permanent non-deductible items on lower income before income taxes. Income before extraordinary item for the first nine months of 2000 was $1.4 million compared to $12.4 million in the first nine months of 1999 due to the factors described above.

As described in footnote 2 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, amounts available under the revolving credit facility and cash gap. Cash gap is defined as the number of days of outstanding accounts receivable, plus the number of days of inventory on hand, less the number of days of outstanding accounts payable.

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first nine months of 2000 was $8.3 million and was comprised of the following:

     -    ($3.4) million of net loss,
     -    $7.9 million of non-cash reductions to net income, and
     -    ($11.5) million of normal seasonal working capital growth
     -    $15.3 million for the payable for lawsuit judgment

The Company invested in the following:

     -    $8.3 million in net capital expenditures and
     -    $22.7 million of acquisitions.

In connection with the recapitalization, the Company incurred substantial new indebtedness and refinanced certain outstanding indebtedness. As of September 29, 2000, the Company had long-term debt of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $157.7 million,
(b) $74.8 million outstanding of a $157.0 million new credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the delayed-draw tranche A facility and a $53.5 million term loan under the tranche B facility, (c) $2.0 million of debentures previously held by the Dayton Superior Capital Trust, (d) $5.0 million to one of the former stockholders of Symons Corporation, and (e) $0.2 million to the City of Parsons, Kansas.

At September 29, 2000, all of the $50.0 million revolving credit facility was available, with no borrowings outstanding. None of the $30.0 million acquisition facility had been drawn, and $21.3 million of the delayed-draw tranche A facility had been drawn. All of the $53.5 million tranche B facility was outstanding.

At September 29, 2000, working capital was $55.6 million, compared to $50.5 million at December 31, 1999. The increase in working capital is attributable to an additional $6.1 million in cash and normal seasonal working capital growth, offset by the payable for lawsuit judgment.

For the first nine months of 2000 the Company's average cash gap days were 67, an improvement of 1 day from 68 days in the first nine months of 1999 due to the Company's continued focus on working capital management.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 29, 2000, the Company had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $157.7 million, a $133.5 million new credit facility, of which $74.8 million was outstanding and $7.2 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes is $170.0 million.

The new credit facility has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the new credit facility approximates its $74.8 million face value. The weighted average interest rate at September 29, 2000 was 9.6%.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.2 million, b.) $2.0 million of debentures previously held by the Dayton Superior Capital Trust, with a fair value of $2.0 million and c.) a $0.2 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.1 million.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14.0 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $0.1 million and enjoined both parties from engaging in certain conduct.

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. The petition for a rehearing was denied by the court of appeals on September 20, 2000.

In October 2000, Symons satisfied the judgment of $14.1 million, post-judgment interest of $1.1 million, and defense costs of $0.1 million, by payment to EFCO from the Company's cash on hand and from the Company's revolving credit facility.

Symons has made a claim to its primary and excess insurance carriers for "advertising injury" under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

Royal Insurance Co., Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) REPORTS on Form 8-K. During the quarter ended September 29, 2000, the Company did not file any Current Reports on Form 8-K.

         SIGNATURES
         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DAYTON SUPERIOR CORPORATION
                                             ---------------------------



         DATE: November 13, 2000              BY: /s/  Alan F. McIlroy
               -----------------                 -----------------------
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