Form 10-K405
period 2000-12-31
DAYTON SUPERIOR CORP
filed 2001-04-02
CIK 854709

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2000
                                       OR

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

Securities registered pursuant to Section 12(g) of the Act:

         TITLE OF EACH CLASS
         Units consisting of 13% Senior Subordinated

         Notes due 2009 and Warrants to purchase
         Common Shares

         Junior Subordinated Debentures

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2001, there were 4,004,584 common shares outstanding, all of which were privately held and not traded on a public market.

                                     PART I

In this Annual Report on Form 10-K, unless otherwise noted, the terms "Dayton Superior," "we," "us" and "our" refer to Dayton Superior Corporation and its subsidiaries.

ITEM 1.  BUSINESS.

                                     GENERAL

         We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. In many of our product lines, we believe we are the market leader and lowest cost manufacturer competing primarily in two segments of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices and manufacturing facilities. For the year ended December 31, 2000, our net sales were $367.8 million.

         We derive our revenue from a profitable mix of sales of consumable products and the sale and rental of engineered equipment. We believe that the breadth of our product offerings and national distribution network allow us to maintain a large customer base that prefers a "one-stop" supplier. We manufacture the substantial majority of our 18,000 products, which we sell under a number of well-established brand names. Our national distribution system, which we believe is the largest in our industry, allows us to efficiently cross-sell and distribute newly developed and acquired product lines on a nationwide basis. Through our network of 70 service/distribution centers, we serve over 6,000 customers, comprised of independent distributors and a broad array of precast concrete manufacturers, general contractors, subcontractors and metal fabricators. This nationwide customer base provides us with a geographically diversified sales mix and reduces our dependence on the economic cycles of any one region.

         We currently have four principal business units, which are organized around the following product lines:

         Concrete Accessories (Dayton/Richmond(R)). We believe we are the leading North American manufacturer of concrete accessories, which are used in connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars. For the year ended December 31, 2000, our concrete accessories business unit had net sales to external customers of $164.1 million, or 45% of our total net sales.

         Concrete Forming Systems (Symons(R)). We believe we are the leading North American manufacturer of concrete forming systems, which are reusable, engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens. Sales from concrete forming systems and related accessories represented approximately 65% and rental revenue represented approximately 35% of Symons' total sales in 2000. For the year ended December 31, 2000, our concrete forming systems business unit had net sales to external customers of $130.2 million, or 35% of our total net sales.

         Paving Products (American Highway Technology(R)). We believe we are the leading North American manufacturer of welded dowel assemblies and dowel baskets, which are paving products used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement. These consumable products are used to transfer dynamic loads between adjacent slabs of concrete roadway. For the year ended December 31, 2000, our paving products business unit had net sales to external customers of $40.4 million, or 11% of our total net sales.

         Masonry Products (Dur-O-Wal(R)). We believe we are the leading North American manufacturer of masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls. Masonry products also include engineered products used to repair or restore brick and stone buildings. For the year ended December 31, 2000, our masonry products business unit had net sales to external customers of $33.1 million, or 9% of our total net sales.

         Each of our four principal business units also sells specialty construction chemicals that are used in conjunction with its other products.

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

         CONCRETE ACCESSORIES. Our concrete accessories business unit manufactures and sells concrete accessories primarily under the Dayton/Richmond(R) brand name. For the year ended December 31, 2000, net sales of our concrete accessories business unit to external customers accounted for $164.1 million, or 45% of our total net sales.

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

                - PRECAST AND PRESTRESSED CONCRETE CONSTRUCTION PRODUCTS. Precast and prestressed concrete construction products are metal assemblies of varying designs used in the manufacture of precast concrete panels and prestressed concrete beams and structural members. Precast concrete panels and prestressed concrete beams are fabricated away from the construction site and transported to the site. Precast concrete panels are used in the construction of prisons, freeway sound barrier walls, external building facades and other similar applications. Prestressed concrete beams use multiple strands of steel cable under tension embedded in concrete beams to provide rigidity and bearing strength, and often are used in the construction of bridges, parking garages and other applications where long, unsupported spans are required.

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

         CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit manufactures, sells and rents reusable modular concrete forming systems primarily under the Symons(R) name. These products include standard and specialty concrete forming systems, shoring systems and accessory products. To capitalize on the durability and relatively high unit cost of prefabricated forming equipment, we also rent forming products. For the year ended December 31, 2000, net sales of our concrete forming systems business unit to external customers accounted for $130.2 million, or 35% of our total net sales.

         Our concrete forming system products include:

                  - CONCRETE FORMING SYSTEMS. Concrete forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects' specific needs for concrete placements. Both standard and specialty forming systems and related accessories are sold and rented for use.

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

         PAVING PRODUCTS. Our paving products business unit sells products, primarily consisting of welded dowel assemblies and dowel baskets, used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. This business unit sells paving products primarily under the American Highway Technology(R) name, but we also offer some paving products under the Dayton/Richmond(R) name. We manufacture welded dowel assemblies primarily using automated and semi-automated equipment. For the year ended December 31, 2000, net sales of paving products accounted for $40.4 million, or 11% of our total net sales.

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

         MASONRY PRODUCTS. Our masonry products business unit manufactures and sells masonry products under the Dur-O-Wal(R) name. Our masonry product line consists primarily of masonry wall reinforcement products, masonry anchors, engineered products and other accessories used in masonry construction and restoration to reinforce brick and concrete walls, anchor inner to outer walls and provide avenues for water to escape. For the year ended December 31, 2000, net sales of masonry products accounted for approximately $33.1 million, or 9% of our total net sales.

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

                                  MANUFACTURING

         We manufacture the substantial majority of the products we sell. Most of our concrete accessories, paving products and masonry products are manufactured in 23 facilities throughout the United States, although a majority of our service/distribution facilities also can produce smaller lots of some products. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.

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

         We generally operate our manufacturing facilities on two shifts per day, five days per week (six days per week during peak months and, in some instances, three shifts), with the number of employees increasing or decreasing as necessary to satisfy demand on a seasonal basis.

                                  DISTRIBUTION

         We distribute our products through over 3,000 independent distributors, and our own network of 70 service/distribution centers located in the United States and Canada. Twenty-three of the service/distribution centers are associated with our manufacturing plants.

         Distribution centers by segment are as follows:
                 Concrete Accessories       31
                 Concrete Forming Systems   30
                 Paving Products             5
                 Masonry Products            4

Some locations carry more than one of our product lines. We ship most of our products to our service/distribution centers from our manufacturing plants; however, a majority of our centers also are able to produce smaller batches of some products on an as-needed basis to fill rush orders.

         We have an on-line inventory tracking system for the concrete accessories, paving products, masonry products and specialty construction chemicals businesses, which enables our customer service representatives to identify, reserve and ship inventory quickly from any of our locations in response to telephone orders.

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

                               SALES AND MARKETING

         We employ approximately 500 sales and marketing personnel, of whom approximately 75% are field sales people and 25% are customer service representatives. Sales and marketing personnel are located in all of our locations. We produce product catalogs and promotional materials that illustrate certain construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects and engineers to secure the use of our products whenever possible.

         We consider our engineers to be an integral part of the sales and marketing effort. Our engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects.

                                    CUSTOMERS

         We have over 6,000 customers, over 50% of which purchase our products for resale. Our customer base is geographically diverse, with no customer accounting for more than 4% of net sales in 2000. Our ten largest customers accounted for less than 17% of our net sales in 2000. Customers who purchase our products for resale generally do not sell our products exclusively.

         CONCRETE ACCESSORIES. Our concrete accessories business unit has approximately 2,500 customers, consisting of distributors, rebar fabricators and precast and prestressed concrete manufacturers. We estimate that approximately 80% of the customers of this business unit purchase our products for resale. The largest customer of the business unit accounted for 3% of the business unit's 2000 net sales. The business unit's top ten customers accounted for 20% of its 2000 net sales.

         Our concrete accessories business unit has instituted a certified dealer program for those dealers who handle our tilt-up construction products. This program was established to educate dealers in the proper use of our tilt-up products and to assist them in providing engineering assistance to their customers. Certified dealers are not permitted to carry other manufacturers' tilt-up products, which we believe are incompatible with ours and, for that reason, could be unsafe if used with our products. The business unit currently has 100 certified tilt-up construction product dealers.

         CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit has approximately 3,500 customers, consisting of distributors, precast and prestressed concrete manufacturers, general contractors and subcontractors. We estimate that approximately 90% of the customers of this business unit are the end-users of its products, while approximately 10% of those customers purchase its products for resale or re-rent. This business unit's largest customer accounted for 8% of the business unit's 2000 net sales and its ten largest customers accounted for 25% of its 2000 net sales.

         PAVING PRODUCTS. Our paving products business unit has approximately 400 customers, consisting primarily of distributors of construction supplies and, to a lesser extent, general contractors and subcontractors. This business unit's largest customer accounted for 21% of the business unit's 2000 net sales and its ten largest customers accounted for 73% of its 2000 net sales.

         MASONRY PRODUCTS. Our masonry products business unit has approximately 2,200 customers consisting of distributors, brick and concrete block manufacturers, general contractors and sub-contractors. We estimate that approximately 90% of the business unit's customers purchase its products for resale. This business unit's largest customer accounted for 4% of its 2000 net sales and its ten largest customers accounted for 20% of its 2000 net sales.

                                  RAW MATERIALS

         Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc and injection-molded plastic parts. Steel, in its various forms, constitutes approximately 35% of our cost of sales. We currently purchase materials from over 200 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases.

                                   COMPETITION

         Our industry is highly competitive in most product categories and geographic regions. We compete with a number of full-line national manufacturers of concrete accessories, concrete forming systems, masonry products and paving products, and a much larger number of regional manufacturers and manufacturers with limited product lines. We believe competition in our industry is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. Due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, some local or regional manufacturers and suppliers may have a competitive advantage over us in a given region. We believe the size, breadth and quality of our product lines provide us with advantages of scale in both distribution and production relative to our competitors.

                             TRADEMARKS AND PATENTS

         We sell most products under the registered trade names Dayton Superior(R), Dayton/Richmond(R), Symons(R), Dur-O-Wal(R) and American Highway Technology(R), which we believe are widely recognized in the construction industry and, therefore, are important to our business. Although some of our products (and components of some products) are protected by patents, we do not believe these patents are material to our business. We have approximately 122 trademarks and 130 patents.

                                    EMPLOYEES

         As of December 31, 2000, we employed approximately 900 salaried and 1,500 hourly personnel, of whom approximately 900 of the hourly personnel and seven of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; St. Joseph, Missouri; Long Beach, California; and Aurora, Illinois manufacturing/distribution plants and our service/distribution centers in Baltimore, Maryland; Atlanta, Georgia and Santa Fe Springs, California are covered by collective bargaining agreements. We believe we have good employee and labor relations.

                                   SEASONALITY

         Our operations are seasonal in nature, with approximately 60% of our sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume.

                                     BACKLOG

         We typically ship most of our products, other than paving products and most specialty forming systems, within one week and often within 24 hours after we receive the order. Other product lines, including paving products and specialty forming systems, may be shipped up to six months after we receive the order, depending on our customer's needs. Accordingly, we do not maintain significant backlog, and backlog as of any particular date is not representative of our actual sales for any succeeding period.

ITEM 2.  PROPERTIES.

         Our corporate headquarters are located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities are located throughout North America, as follows:


                                                                                               Leased/      Size

         Location                           Use                  Principal Business Unit       Owned      (Sq. Ft.)
--------------------------   ---------------------------------   -----------------------       -------    ---------
Des Plaines, Illinois        Manufacturing/Distribution
                             and Symons Headquarters             Concrete Forming Systems      Owned        171,650
Miamisburg, Ohio             Manufacturing/Distribution and
                             Dayton/Richmond Headquarters        Concrete Accessories          Owned        146,000
Parsons, Kansas              Manufacturing/Distribution          Paving Products               Owned        115,000
Aurora, Illinois             Manufacturing/Distribution and
                             Dur-O-Wal Headquarters              Masonry Products              Owned        109,000
Kankakee, Illinois           Manufacturing/Distribution and
                             American Highway Technology
                             Headquarters                        Paving Products               Leased       107,900
Tremont, Pennsylvania        Manufacturing/Distribution          Concrete Accessories          Owned        102,650
New Braunfels, Texas         Manufacturing/Distribution          Concrete Forming Systems      Owned         89,600
Parker, Arizona              Manufacturing/Distribution          Concrete Accessories          Leased        60,000
Birmingham, Alabama          Manufacturing/Distribution          Concrete Accessories          Leased        55,000
Modesto, California          Manufacturing/Distribution          Paving Products               Leased        55,000
Centralia, Illinois          Manufacturing/Distribution          Concrete Accessories          Owned         53,500
St. Joseph, Missouri         Manufacturing/Distribution          Concrete Accessories          Owned         53,342
Atlanta, Georgia             Service/Distribution                Concrete Accessories          Leased        49,392
Grand Prairie, Texas         Service/Distribution                Concrete Accessories          Leased        45,000
Seattle, Washington          Service/Distribution                Concrete Accessories          Leased        42,825
Santa Fe Springs,
California                   Service/Distribution                Concrete Accessories          Leased        40,000
Toronto, Ontario             Service/Distribution                Concrete Accessories          Leased        40,000
Oregon, Illinois             Manufacturing/Distribution          Concrete Accessories          Owned         39,000
Kansas City, Kansas          Manufacturing/Distribution          Concrete Accessories          Owned         33,000
Helena, Alabama              Manufacturing/Distribution          Paving Products               Leased        32,000
Folcroft, Pennsylvania       Service/Distribution                Concrete Accessories          Owned         32,000
Baltimore, Maryland          Service/Distribution                Masonry Products              Owned         30,000

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

                              ENVIRONMENTAL MATTERS

         Our businesses are subject to regulation under various and changing federal, state and local laws and regulations relating to the environment and to employee safety and health. These environmental laws and regulations govern the generation, storage, transportation, disposal and emission of various substances. Permits are required for operation of our businesses (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. We believe we are in compliance with these laws and permitting requirements. Our businesses also are subject to regulation under various and changing federal, state and local laws and regulations which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination at sites now or formerly owned or operated by our businesses and at facilities where their waste is or has been disposed.

         We expect to incur ongoing capital and operating costs to maintain compliance with currently applicable environmental laws and regulations; however, we do not expect those costs, in the aggregate, to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS
         MATTERS.

         None.

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


                                                              Year Ended December 31,
                                       ----------------------------------------------------------------
                                           1996           1997          1998        1999        2000
                                       ---------       ---------    ---------    ---------   ----------
EARNINGS STATEMENT DATA:
Net sales                              $ 124,486       $ 167,412    $ 282,849    $ 322,170   $ 367,845
Cost of sales                             86,021         111,044      175,290      197,790     225,349
                                       ---------       ---------    ---------    ---------   ---------
Gross profit                              38,465          56,368      107,559      124,380     142,496
Selling, general and administrative
  expenses                                23,637          36,761       75,525       83,474      97,115
Facility closing reserve                    --              --           --           --         2,517(1)
Amortization of goodwill and
  intangibles                              1,749           1,885        2,213        2,369       2,508
                                       ---------       ---------    ---------    ---------   ---------
Income from operations                    13,079          17,722       29,821       38,537      40,356
Interest expense, net                      4,829           5,556       11,703       11,661      22,574
Lawsuit judgment                            --              --           --           --        15,341(2)
Other expense (income), net                   96             (64)        (202)         230         293
                                       ---------       ---------    ---------    ---------   ---------
Income before provision for income
  taxes and extraordinary item             8,154          12,230       18,320       26,646       2,148
Provision for income taxes                 3,538           5,277        8,244       11,991       1,471
                                       ---------       ---------    ---------    ---------   ---------
Income before extraordinary item           4,616           6,953       10,076       14,655         677
Extraordinary item, net of tax            (2,314)(3)        --           --           --        (4,812)(4)
                                       ---------       ---------    ---------    ---------   ---------
Net income (loss)                          2,302           6,953       10,076       14,655      (4,135)
Dividends on Company-obligated
  mandatorily redeemable convertible
  trust preferred securities, net of
  income tax benefit                        --              --           --            320         583
                                       ---------       ---------    ---------    ---------   ---------
Net income (loss) available to
  common shareholders                  $   2,302       $   6,953    $  10,076    $  14,335   $  (4,718)
                                       =========       =========    =========    =========   =========

                                                              Year Ended December 31,
                                       ----------------------------------------------------------------
                                         1996             1997        1998         1999        2000
                                       ---------       ---------    ---------    ---------   ---------
BALANCE SHEET:
Working capital                        $  10,874       $  40,365    $  39,727    $  50,469   $  60,868
Total assets                             107,835         226,930      253,620      278,679     335,418
Long-term debt (including current
  portion)                                34,769         120,236      118,205      105,173     245,925
Company-obligated mandatorily
  redeemable convertible trust
  preferred securities                      --             --            --        19,556        --
Shareholders' equity                      52,872          60,529       74,588      88,772       13,196

(1) As a result of the acquisition of Conspec, the Company has decided to consolidate certain of the Company's existing operations. One facility has been closed and a second facility has reduced its operations. Accordingly, a facility closing reserve of $2,517 has been recorded, of which $432 relates to idle machinery and equipment write-offs, and $2,085 relates to future lease payments, employee severance and relocation, and other exit costs.

(2) Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14.0 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $0.1 million and enjoined both parties from engaging in certain conduct.

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

(4) During June 2000, in connection with the recapitalization, the Company refinanced its existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The Company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security. As a result the Company recorded an extraordinary loss of $4,812, comprised of the following:


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

ACQUISITIONS

         We have completed 8 acquisitions since the beginning of 1998. These are summarized in the following table:


                                                                                             Purchase Price

         Date              Business Acquired                     Business Unit               (in millions)
         ----              -----------------                     -------------               --------------
May 1998                Symons Concrete Forms                 Concrete Forming Systems           $ 6.7
May 1998                Northwoods                            Concrete Forming Systems             0.8
June 1998               Secure                                Paving Products                      0.6
January 1999            Cempro                                Concrete Accessories                 5.4
October 1999            Southern Construction Products        Masonry Products and                 8.3
                                                              Concrete Accessories
February 2000           Polytite                              Masonry Products                     1.6
July 2000               Conspec                               Concrete Accessories                23.2
January 2001            Aztec                                 Concrete Accessories                32.6

RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations as a percentage of net sales for the periods indicated.


                                                                        2000          1999         1998
                                                                      -------       -------      -------
Net sales                                                              100.0%        100.0%       100.0%
Cost of goods sold                                                      61.3          61.4         62.0
                                                                       -----         -----        -----
Gross profit                                                            38.7          38.6         38.0
Selling, general and administrative expenses                            26.3          25.9         26.7
Facility closing reserve                                                 0.7           -            -
Amortization of goodwill and intangibles                                 0.7           0.7          0.8
                                                                       -----         -----        -----
Total operating expenses                                                27.7          26.6         27.5
                                                                       -----         -----        -----
Income from operations                                                  11.0          12.0         10.5
Interest expense, net                                                    6.1           3.6          4.1
Lawsuit judgment                                                         4.2           -            -
Other expense (income), net                                              0.1           0.1         (0.1)
                                                                       -----         -----        -----
Income before provision for income taxes and
     extraordinary item                                                  0.6           8.3          6.5
Provision for income taxes                                               0.4           3.8          2.9
                                                                       -----         -----        -----
Income (loss) before extraordinary item                                  0.2           4.5          3.6
Extraordinary loss, net of income tax benefit                           (1.3)          -            -
                                                                       -----         -----        -----
Net income (loss)                                                       (1.1)          4.5          3.6
Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                               0.2           0.1          -
                                                                       -----         -----        -----
Net income (loss) available to common shareholders                      (1.3)%         4.4%         3.6%
                                                                       =====         =====        =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net Sales

         Our 2000 net sales reached a record $367.8 million, a 14.2% increase from $322.2 million in 1999.

         The following table summarizes our net sales by segment for the periods indicated:


                                         YEARS ENDED DECEMBER 31,
                             ---------------------------------------------
                                       2000                    1999
                             ---------------------      ------------------
                                                (IN THOUSANDS)

                              NET SALES        %     NET SALES        %      % CHANGE
                             ----------    -------  -----------   -------    --------
Concrete accessories .....   $ 169,039       46.0%   $ 144,722      44.9%     16.8%
Concrete forming systems .     136,688       37.2      122,720      38.1      11.4
Paving products ..........      42,985       11.7       36,695      11.4      17.1
Masonry products .........      33,854        9.1       28,265       8.8      19.8
Intersegment eliminations      (14,721)      (4.0)     (10,232)     (3.2)     43.9
                             ---------     ------    ---------     -----
         Net sales .......   $ 367,845      100.0%   $ 322,170     100.0%     14.2%
                             =========     ======    =========     =====

          Net sales of concrete accessories increased by 16.8% to $169.0 million in 2000 from $144.7 million in 1999. Approximately half of the increase was due to the acquisition of Conspec, with the balance due to increases in volume from specific marketing initiatives. Net sales of concrete forming systems increased by 11.4% to $136.7 million in 2000 from $122.7 million in 1999 due to the introduction of two European forming systems through our distribution channels, increased volume in highly engineered forms and increased Steel-Ply(R) rental revenue. Net sales of paving products increased by 17.1% to $43.0 million in 2000 from $36.7 million in 1999 due to an increase in volume as a result of TEA-21, marketing initiatives, and a new facility in California. Net sales of masonry products increased by 19.8% to $33.9 million in 2000 from $28.3 million in 1999, due to the acquisition of Southern Construction Products.

         Gross Profit

         Gross profit for 2000 was $142.5 million, a 14.5% increase over $124.4 million for 1999. Gross margin was 38.7% in 2000 compared to 38.6% in 1999. Despite the lower mix of rental revenue and the higher mix of lower gross margin businesses - paving products and masonry products - gross margin increased primarily due to improved efficiencies in manufacturing and freight.

         Operating Expenses

         Our selling, general, and administrative expenses ("SG&A expenses") increased to $97.1 million in 2000 from $83.5 million in 1999. A non-recurring pension plan termination gain reduced 1999 SG&A expenses by $0.7 million. The remaining increase is due to the effect of 1999 and 2000 acquisitions, higher distribution costs associated with the higher net sales and increases in new product development and sales personnel. SG&A expenses were higher as a percent of sales to 26.3% in 2000 from 25.9% in 1999, due to the non-recurring pension plan termination gain in 1999 and a build in our specialty construction chemicals product line infrastructure.

         A facility closing reserve of $2.5 million was recorded in 2000 to cover the closing or downsizing of three existing facilities as a result of the acquisition of Conspec.

         Amortization of goodwill and intangibles increased slightly to $2.5 million in 2000 from $2.4 million in 1999.

         Other Expenses

         Interest expense increased to $22.6 million in 2000 from $11.7 million in 1999 due to increased long-term debt and higher interest rates resulting from the recapitalization.

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

         Income Before Provision for Income Taxes and Extraordinary Item

         Income before provision for income taxes and extraordinary item in 2000 decreased to $2.1 million from $26.6 million in 1999, and was comprised of the following:


                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                   ---------------------
                                                                      2000        1999
                                                                   ---------   ---------
                                                                       (IN THOUSANDS)
        Concrete accessories ...................................   $ 21,724    $ 22,964
        Concrete forming systems ...............................     (5,546)     10,876
        Paving products ........................................      2,363       1,569
        Masonry products .......................................     (2,833)      1,058
        Intersegment eliminations ..............................     (7,763)     (4,903)
        Corporate ..............................................     (5,797)     (4,918)
                                                                   --------    --------
             Income before provision for income taxes and
             extraordinary item                                    $  2,148    $ 26,646
                                                                   ========    ========

         Concrete accessories' income before provision for income taxes of $21.7 million in 2000 decreased from $23.0 million in 1999, due primarily to higher interest expense of $2.9 million, offset by contribution of the higher net sales. Concrete forming systems' income (loss) before income taxes of $(5.5) million in 2000 decreased from $10.9 million in 1999, due primarily to the EFCO lawsuit judgment of $15.3 million. Additionally, higher interest expense of $6.2 million was mostly offset by the contribution of higher net sales. Income before provision for income taxes from paving products increased to $2.4 million in 2000 from $1.6 million in 1999, due to the increase in net sales and manufacturing efficiencies and absorption from higher volume that more than offset the $0.8 million in higher interest expense. Income (loss) before income taxes from masonry products decreased to $(2.8) million in 2000 from $1.1 million in 1999, due to higher interest expense of $1.1 million from the recapitalization and the acquisition of Southern Construction Products, and competitive pricing pressures in the markets we serve, which have lowered both volume and operating margins in this segment. Corporate expenses increased to $5.8 million from $4.9 million primarily due to the non-recurring pension plan termination gain of $0.7 million in 1999. Elimination of gross profit on intersegment sales increased to $7.8 million in 2000 from $4.9 million in 1999 due to higher intersegment sales.

         Net Income (Loss)

         Our effective tax rate increased to 68.5% in 2000 from 45.0% in 1999 due to the effect of permanent non-deductible items on lower income before income taxes. Income before extraordinary item decreased to $0.7 million in 2000 from $14.7 million in 1999 due to the factors described above.

         As described in footnote 1 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Net Sales

         Our 1999 net sales reached $322.2 million, a 13.9% increase from $282.8 million in 1998.

         The following table summarizes our net sales by segment for the periods indicated:


                                        YEARS ENDED DECEMBER 31,
                            --------------------------------------------
                                     1999                     1998
                            ---------------------  ---------------------
                                           (IN THOUSANDS)
                                NET                    NET                    %
                               SALES          %       SALES          %      CHANGE
                            ---------      ------  ---------     -------    ------
Concrete accessories .....  $ 144,722       44.9%  $ 131,467       46.5%    10.1%
Concrete forming systems..    122,720       38.1     104,711       37.0     17.2
Paving products ..........     36,695       11.4      30,967       10.9     18.5
Masonry products .........     28,265        8.8      24,292        8.6     16.4
Intersegment eliminations.    (10,232)      (3.2)     (8,588)      (3.0)    19.1
                            ---------      ------  ---------      ------
         Net sales ......   $ 322,170      100.0%  $ 282,849      100.0%    13.9%
                            =========      ======  =========      ======

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

         Gross Profit

         Gross profit for 1999 was $124.4 million, a 15.6% increase over $107.6 million for 1998. Gross margin was 38.6% in 1999 compared to 38.0% in 1998. Gross margin increased primarily due to higher volume absorbing fixed costs in all business units, and a better mix of higher gross margin rental revenue in the concrete forming systems business. This more than offset the effects of the lower gross margin Cempro and Southern Construction Products businesses.

         Operating Expenses

         Our SG&A expenses increased to $83.5 million in 1999 from $75.5 million in 1998. The increase is due to the effect of 1998 and 1999 acquisitions, higher distribution costs associated with the higher net sales volume, increases in new product development and sales personnel, and legal fees to defend ourselves in the EFCO litigation. These were partially offset by a $0.7 million non-recurring pension plan termination gain in the second quarter of 1999. SG&A expenses were lower as a percent of sales to 25.9% in 1999 from 26.7% in 1998, due to the effect of higher net sales on fixed costs.

         Other Expenses

         Interest expense remained flat at $11.7 million in 1999 and 1998. Interest expense initially increased due to higher debt from the acquisition of Cempro. However, this was offset by the lower debt as a result of increased operating cash flow and the fourth quarter issuance of our mandatorily redeemable convertible trust preferred securities.

         Income Before Provision for Income Taxes

         Income before provision for income taxes in 1999 increased 45.4% to a record $26.6 million from $18.3 million in 1998, and was comprised of the following:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                     ----------------------
                                                        1999          1998
                                                     ---------     --------
                                                          (IN THOUSANDS)

    Concrete accessories .......................     $ 22,964      $ 19,387
    Concrete forming systems ...................       10,876         6,133
    Paving products ............................        1,569         1,677
    Masonry products ...........................        1,058           487
    Intersegment eliminations ..................       (4,903)       (4,153)
    Corporate ..................................       (4,918)       (5,211)
                                                     --------      --------
          Income before provision for income taxes   $ 26,646      $ 18,320
                                                     ========      ========

         Concrete accessories' income before provision for income taxes of $23.0 million, or 15.9% of net sales, in 1999 increased from $19.4 million, or 14.7% of net sales, in 1998, due primarily to the increase in net sales of concrete accessories. Concrete forming systems' income before provision for income taxes of $10.9 million, or 8.9% of net sales, in 1999 increased from $6.1 million, or 5.9% of net sales, in 1998, due primarily to the full year effect of the 1998 acquisition of Symons Concrete Forms, and increased sales from the existing business. Income before provision for income taxes from paving products decreased to $1.6 million, or 4.3% of net sales, in 1999 from $1.7 million, or 5.4% of net sales, in 1998, due to personnel increases made in anticipation of the growth of the business as a result of TEA-21. Income before provision for income taxes from masonry products increased to $1.1 million, or 3.7% of net sales, in 1999 from $0.5 million, or 2.0% of net sales, in 1998, due to the acquisition of Southern Construction Products and a shift to higher margin engineered products. Corporate expenses decreased to $4.9 million from $5.2 million due to the non-recurring pension gain which was offset by the addition of personnel in 1998 and 1999. Elimination of gross profit on intersegment sales increased to $4.9 million in 1999 from $4.2 million in 1998 due to higher intersegment sales.

         Net Income

         Our effective tax rate was 45.0% in both 1999 and 1998. Net income increased $4.6 million to $14.7 million in 1999 from $10.1 million in 1998 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, amounts available under our revolving credit facility, and cash gap. We define cash gap as the number of days our accounts receivable are outstanding plus the number of days of inventory we have, less the number of days our accounts payable are outstanding.

         Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity.

         Net cash used in operating activities for 2000 was $(2.1) million and was comprised of:

         -        $(4.1) million in net loss, and

         -        $10.5 million in non-cash adjustments to net loss, less

         -        $(8.5) million of working capital changes.

         Net cash used in investing activities was comprised of:

         -        net capital expenditures of $12.3 million, and

         -        acquisitions of $22.9 million.

         Capital expenditures in 2000 included additions to the rental equipment fleet of $18.1 million, $17.3 million of proceeds from sales of rental equipment and net property, plant, and equipment additions of $11.5 million. Net additions to the rental equipment fleet of $0.8 million in 2000 decreased from $4.1 million in 1999 as gains in utilization were achieved. We also continued to focus on cost improvement programs in our property, plant, and equipment additions. We anticipate that our net capital expenditures in each of 2001 and 2002 will be comparable to 2000.

         At December 31, 2000, working capital was $60.9 million, compared to $50.5 million at December 31, 1999. The growth in our working capital is due to higher accounts receivable from our fourth quarter sales growth and higher prepaid income taxes from the benefit of the payment of the judgement in the EFCO litigation and the recapitalization merger.

         In connection with the recapitalization, the Company incurred substantial new indebtedness and refinanced certain outstanding indebtedness. The sources and uses of cash (in millions) as a result of the recapitalization were as follows:

Sources
 - Issuance of Senior Subordinated Notes, including value
    assigned to warrants                                              $160.7
 - Initial borrowing on new credit facility                             61.0
 - Odyssey equity contribution, net of issuance costs                   87.3
 - Exercise of stock options, net of shareholder loans                   3.1
                                                                      ------
                                                                      $312.1
                                                                      ======
Uses
 -  Redemption of common shares                                       $164.3
 -  Repayment of existing long-term debt,
      including prepayment premium                                     116.5
 -  Initial redemption of Company-obligated
      mandatorily redeemable convertible trust
      preferred securities                                              20.8
 -  Financing costs, including unused commitment fee                    10.5
                                                                      ------
                                                                      $312.1
                                                                      ======

         As of December 31, 2000, the Company had long-term debt of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $157.9 million, (b) $81.7 million outstanding of a $157.0 million new credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the delayed-draw tranche A facility and a $53.5 million term loan under the tranche B facility,
(c) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, (d) $5.0 million to one of the former stockholders of Symons Corporation, and (e) $0.2 million to the City of Parsons, Kansas.

         At December 31, 2000, $6.0 million of the $50.0 million revolving credit facility was outstanding. None of the $30.0 million acquisition facility had been drawn, and $22.2 million of the delayed-draw tranche A facility had been drawn. All of the $53.5 million tranche B facility was outstanding.

         At December 31, 2000, we had a total of $245.9 million of long-term debt outstanding, of which $6.2 million was current.

         For 2000, our average net cash gap days were 70, the same as 1999. We define cash gap as the number of days our accounts receivable are outstanding plus the number of days of inventory we have, less the number of days our accounts payable are outstanding.

         We believe our liquidity, capital resources and cash flows from operations are sufficient, in the absence of additional acquisitions, to fund the capital expenditures we have planned and our working capital and debt service requirements.

         We intend to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent we use cash for all or part of any future acquisitions, we expect to raise the cash primarily from our business operations, from borrowings under our credit agreement or, if feasible and attractive, by issuing long-term debt or additional common shares.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. In June 1999, the FASB issued Statement No. 137, which amended SFAS No. 133 such that the effective date of adoption will be for all fiscal quarters beginning after June 15, 2000. We adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.

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

         Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in our products) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list of factors is not intended to be exhaustive, and additional information concerning relative risk factors can be found in our Registration Statement on Form S-4 (Reg. No. 333-41392) filed with the Securities and Exchange Commission. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 31, 2000, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of:

         -        $170.0 million of Senior Subordinated Notes;

         -        $157.0 million credit facility, consisting of:

                  - $50.0 million revolving credit facility, $6.0 million of which was outstanding at December 31, 2000;

                  - $30.0 million acquisition facility, none of which was outstanding at December 31, 2000;

                  - $23.5 million term loan tranche A, $22.2 million, of which was outstanding at December 31, 2000; and

                  - $53.5 million term loan tranche B, all of which was outstanding at December 31, 2000; and

         -        $6.4 million in other fixed-rate, long term debt.

         Our $170.0 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The net book value of the notes at December 31, 2000 was $157.9 million. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $153.0 million as of December 31, 2000.

         Our $157.0 million credit facility has several interest rate options which reprice on a short-term basis. Accordingly, the fair value of the new credit facility approximates its $81.7 million face value. The weighted average interest rate as of December 31, 2000 was 9.7%

         Our other long-term debt at December 31, 2000 consisted of a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.3 million, $1.2 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.3 million, and a $0.2 million, 7% loan due in installments of $31,500 per year with an estimated fair value as of December 31, 2000 of $0.1 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dayton Superior Corporation:

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dayton Superior Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP


Dayton, Ohio
February 14, 2001

                  Dayton Superior Corporation And Subsidiaries

                           Consolidated Balance Sheets

                                As of December 31

                  (Amounts in thousands, except share amounts)


                                                                                     2000         1999
                                                                                  ---------    ---------
ASSETS (Note 4)
Current assets:
   Cash                                                                           $   1,782    $   4,553
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $5,331 and $5,589                               55,786       45,085
   Inventories (Note 3)                                                              43,316       39,340
   Prepaid expenses and other current assets                                          5,938        5,551
   Prepaid income taxes                                                               6,742        1,038
   Future income tax benefits (Notes 3 and 8)                                         5,841        3,998
                                                                                  ---------    ---------
       Total current assets                                                         119,405       99,565
                                                                                  ---------    ---------
Rental equipment, net (Note 3)                                                       64,453       58,748
                                                                                  ---------    ---------
Property, plant and equipment (Note 3)
   Land and improvements                                                              5,962        4,553
   Building and improvements                                                         29,996       22,478
   Machinery and equipment                                                           50,102       46,620
                                                                                  ---------    ---------
                                                                                     86,060       73,651
   Less accumulated depreciation                                                    (32,885)     (29,741)
                                                                                  ---------    ---------
       Net property, plant and equipment                                             53,175       43,910
                                                                                  ---------    ---------
Goodwill and intangible assets, net of accumulated amortization
  (Notes 2 and 3)                                                                    97,044       75,522
Other assets                                                                          1,341          934
                                                                                  ---------    ---------
           Total assets                                                           $ 335,418    $ 278,679
                                                                                  =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 4)                                     $   6,246    $   5,032
   Accounts payable                                                                  27,189       22,802
   Accrued compensation and benefits                                                 14,536       11,302
   Other accrued liabilities                                                         10,566        9,960
                                                                                  ---------    ---------
       Total current liabilities                                                     58,537       49,096
Long-term debt (Note 4)                                                             239,679      100,141
Deferred income taxes (Notes 3 and 8)                                                17,635       16,566
Other long-term liabilities (Note 7)                                                  6,371        4,548
                                                                                  ---------    ---------
       Total liabilities                                                            322,222      170,351
                                                                                  ---------    ---------
Company-obligated mandatorily redeemable convertible trust preferred securities of Dayton Superior Capital Trust which holds solely debentures, $20 liquidation value per security; 0 and 1,062,500
       securities authorized, issued and outstanding (Note 5)                          --         19,556
                                                                                  ---------    ---------
Shareholders' equity (Note 6)
   Class A common shares; no par value; 5,000,000 and 20,539,500 shares authorized; 3,693,990 and 5,962,200 shares issued and 3,693,990 and
     5,943,183 shares outstanding; 1 vote per share                                  92,826       47,417
   Loans to shareholders                                                             (2,039)          --
   Class A treasury shares, at cost, 19,017 shares in 1999                              --          (387)
   Cumulative other comprehensive income                                               (340)        (254)
   Retained earnings (accumulated deficit)                                          (77,251)      41,996
                                                                                  ---------    ---------
       Total shareholders' equity                                                    13,196       88,772
                                                                                  ---------    ---------
           Total liabilities and shareholders' equity                             $ 335,418    $ 278,679
                                                                                  =========    =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries

                      Consolidated Statements of Operations

                             Years Ended December 31

                             (Amounts in thousands)


                                                                         2000         1999        1998
                                                                      ---------    ---------   ---------
Net sales (Note 3)                                                    $ 367,845    $ 322,170   $ 282,849
Cost of sales                                                           225,349      197,790     175,290
                                                                      ---------    ---------   ---------
   Gross profit                                                         142,496      124,380     107,559
Selling, general and administrative expenses                             97,115       83,474      75,525
Facility closing reserve (Note 2a)                                        2,517         --          --
Amortization of goodwill and intangibles                                  2,508        2,369       2,213
                                                                      ---------    ---------   ---------
   Income from operations                                                40,356       38,537      29,821
Other expenses
   Interest expense                                                      22,574       11,661      11,703
    Non-recurring item - Lawsuit judgment (Note 10b)                     15,341         --          --
   Other expense (income), net                                              293          230        (202)
                                                                      ---------    ---------   ---------
    Income before provision for income taxes and extraordinary item       2,148       26,646      18,320
Provision for income taxes (Note 8)                                       1,471       11,991       8,244
                                                                      ---------    ---------   ---------
    Income before extraordinary item                                        677       14,655      10,076
Extraordinary loss, net of income tax benefit (Note 1)                   (4,812)        --          --
                                                                      ---------    ---------   ---------
    Net income (loss)                                                    (4,135)      14,655      10,076
Dividends on Company-obligated mandatorily redeemable convertible
   trust preferred securities, net of income tax benefit                    583          320        --
                                                                      ---------    ---------   ---------
    Net income (loss) available to common shareholders                $  (4,718)   $  14,335   $  10,076
                                                                      =========    =========   =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                  Years Ended December 31, 2000, 1999, and 1998

                   (Amounts in thousands, except share amounts)


                                                       Class A               Class B                               Class A
                                                    Common Shares         Common Shares                        Treasury Shares
                                                --------------------    ------------------     Loans to      ---------------------
                                                 Shares      Amount      Shares     Amount   Shareholders     Shares       Amount
                                                ---------    -------    ---------  -------   ------------    ---------    --------
      Balances at December 31, 1997             4,261,806    $33,386    1,466,350  $ 9,749     $    -           -         $  -
      Net income
      Foreign currency translation adjustment
      Excess pension liability adjustment
      Issuance of Class A common stock in
         lieu of directors' fees                    6,363        124
      Issuance of Class A common shares in
         conjunction with acquisition             222,396      4,078
         (Note 2)
      Exercise of stock options, net                1,026         16
      Conversion of class B common share
          into class A common shares              708,781      4,712     (708,781)  (4,712)
      Purchase of Class A treasury shares                                                                      7,298        (145)
                                               ----------    -------   ----------  -------    -------         ------      ------
      Balances at December 31, 1998             5,200,372     42,316      757,569    5,037          -          7,298
                                                                                                                            (145)

      Net income
      Dividends on Company-obligated
          mandatorily redeemable convertible
          trust preferred securities
      Foreign currency translation adjustment
      Excess pension liability adjustment
      Issuance of Class A common stock in
      lieu of directors' fees                       7,731        153
      Issuance of Class A common shares in
         conjunction with acquisition              (6,456)      (117)
         (Note 2)

      Exercise of stock options, net                2,984         28
      Conversion of Class B common shares
         into Class A common shares               757,569      5,037     (757,569)  (5,037)
      Purchase of Class A treasury shares                                                                     11,719        (242)
                                               ----------    -------   ----------  -------    -------         ------      ------
      Balances at December 31, 1999             5,962,200     47,417         -        -             -         19,017        (387)
      Net loss
      Dividends on Company-obligated
          mandatorily redeemable convertible
          trust preferred securities
      Foreign currency translation adjustment
      Exercise of stock options, net              344,353      5,106                           (2,039)
      Retirement of Class A treasury shares       (19,017)      (349)                                        (19,017)        387
      Issuance of Class A common shares and
         warrants, net of issuance costs        3,492,205     90,477
      Redemption of Class A common shares      (6,085,751)   (49,825)
                                               ----------    -------   ----------  -------    -------         ------      ------
      Balances at December 31, 2000             3,693,990    $92,826   $     -     $  -       $(2,039)          -         $  -
                                               ==========    =======   ==========  =======    =======         ======      ======


                                                 Cumulative
                                                   Foreign                   Retained
                                                   Currency     Excess       Earnings
                                                 Translation    Pension     (Accumulated
                                                  Adjustment    Liability      Deficit)        Total
                                                 ------------   ---------   -------------      -----
      Balances at December 31, 1997                  $(191)     $    -         $ 17,585     $  60,529
      Net income                                                                 10,076        10,076
      Foreign currency translation adjustment          (75)                                       (75)
      Excess pension liability adjustment                           (15)                          (15)
      Issuance of Class A common stock in
         lieu of directors' fees                                                                  124
      Issuance of Class A common shares in
         conjunction with acquisition                                                           4,078
         (Note 2)
      Exercise of stock options, net                                                               16
      Conversion of class B common share
          into class A common shares                                                             -
      Purchase of Class A treasury shares                                                        (145)
                                                    ------      -------       ---------     ---------
      Balances at December 31, 1998                   (266)         (15)         27,661        74,588

      Net income                                                                 14,655        14,655
      Dividends on Company-obligated
          mandatorily redeemable convertible
          trust preferred securities                                               (320)         (320)
      Foreign currency translation adjustment           12                                         12
      Excess pension liability adjustment                            15                            15
      Issuance of Class A common stock in
         lieu of directors' fees                                                                  153
      Issuance of Class A common shares in
         conjunction with acquisition                                                            (117)
         (Note 2)

      Exercise of stock options, net                                                               28
      Conversion of Class B common shares
         into Class A common shares                                                              -
      Purchase of Class A treasury shares                                                        (242)
                                                    ------      -------       ---------     ---------
      Balances at December 31, 1999                   (254)          -           41,996        88,772
      Net loss                                                                   (4,135)       (4,135)
      Dividends on Company-obligated
          mandatorily redeemable convertible
          trust preferred securities                                               (583)         (583)
      Foreign currency translation adjustment          (86)                                       (86)
      Exercise of stock options, net                                                            3,067
      Retirement of Class A treasury shares                                         (38)         -
      Issuance of Class A common shares and
         warrants, net of issuance costs                                                       90,477
      Redemption of Class A common shares                                      (114,491)     (164,316)
                                                    ------      -------       ---------     ---------
      Balances at December 31, 2000                 $ (340)     $    -        $ (77,251)    $  13,196
                                                    ======      =======       =========     =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                             Years Ended December 31

                             (Amounts in thousands)


                                                                              2000         1999         1998
                                                                          ----------   ----------   ----------
Cash Flows From Operating Activities:
   Net income (loss)                                                      $  (4,135)   $  14,655    $  10,076
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Extraordinary loss                                                       4,812         --           --
     Depreciation                                                            12,613       11,717       10,076
     Amortization of goodwill and intangibles                                 2,508        2,369        2,213
     Deferred income taxes                                                     (975)       3,801        1,792
     Amortization of deferred financing costs, debt discount, and issuance costs on Company-obligated mandatorily redeemable
       convertible trust preferred securities                                 1,349          848          821
     Gain on sales of rental equipment and property, plant and               (9,846)      (6,904)      (8,236)
       equipment

   Change in assets and liabilities, net of effects of acquisitions:

     Accounts receivable                                                     (7,292)          37       (4,830)
     Inventories                                                             (1,386)      (1,701)      (2,110)
     Prepaid expenses and other current assets                                 (707)        (826)      (1,332)
     Prepaid income taxes                                                    (2,713)        (343)       1,259
     Accounts payable                                                         1,549        1,435        3,991
     Accrued liabilities and other long-term liabilities                      2,818         (897)       5,487
     Other, net                                                                (734)        (623)         518
                                                                          ---------    ---------    ---------
           Net cash provided by (used in) operating activities               (2,139)      23,568       19,725
                                                                          ---------    ---------    ---------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                  (11,678)      (7,728)      (7,215)
   Proceeds from sale of fixed assets                                           195          259        1,097
   Rental equipment additions                                               (18,110)     (16,029)     (18,081)
   Proceeds from sales of rental equipment                                   17,309       11,977       11,298
   Acquisitions (Note 2)                                                    (25,054)     (13,734)      (1,784)
   Refund of purchase price on acquisitions                                   2,148         --           --
   Other investing activities                                                  --           (320)        --
                                                                          ---------    ---------    ---------
           Net cash used in investing activities                            (35,190)     (25,575)     (14,685)
                                                                          ---------    ---------    ---------
Cash Flows From Financing Activities:
   Repayments of long-term debt                                            (122,185)     (13,032)      (4,276)
   Issuance of long-term debt                                               239,171         --           --
   Prepayment premium on extinguishments of long-term debt and
     interest rate swap agreements (Note 1)                                    (476)        --           --
   Financing cost on unused long-term debt commitment                          (750)        --           --
   Issuance of Class A common shares                                         93,544           28           16
   Redemption of Class A common shares                                     (164,316)        --

   Financing costs incurred                                                  (9,761)        --           --
   Purchase of treasury shares
                                                                                --          (242)        (145)
   Issuance of Company-obligated mandatorily redeemable convertible
      trust preferred securities, net of issuance costs                        --         19,554         --
   Dividends on Company-obligated mandatorily redeemable convertible
      trust preferred securities, net of income tax benefit                    (583)        (320)        --
                                                                          ---------    ---------    ---------
           Net cash provided by (used in) financing activities               34,644        5,988       (4,405)
                                                                          ---------    ---------    ---------
Effect of Exchange Rate Changes on Cash                                         (86)          12          (75)
                                                                          ---------    ---------    ---------
           Net increase (decrease) in cash                                   (2,771)       3,993          560
Cash, beginning of year                                                       4,553          560         --
                                                                          ---------    ---------    ---------
Cash, end of year                                                         $   1,782    $   4,553    $     560
                                                                          =========    =========    =========
Supplemental Disclosures:
  Cash paid for income taxes                                              $   1,494    $   8,146    $   5,055
  Cash paid for interest                                                     20,501        9,833       10,763
  Conversion of Company-obligated  mandatorily  redeemable  convertible
      trust preferred securities into long-term debt                         23,375         --           --
  Issuance of warrants attached to senior subordinated notes                  3,166         --           --
  Issuance of Class A common shares in conjunction with acquisitions           --           (117)       4,078
  Issuance of Class A common shares in lieu of directors' fees                 --            153          124

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                             Years Ended December 31

                             (Amounts in thousands)


                                                  2000        1999        1998
                                               ---------   ---------   ----------
Net income (loss)                              $ (4,135)   $ 14,655    $ 10,076
Dividends on Company-obligated
   mandatorily redeemable convertible trust
   preferred securities                            (583)       (320)       --
Other comprehensive income

     Foreign currency translation adjustment        (86)         12         (75)
     Excess pension liability adjustment           --            15         (15)
                                               --------    --------    --------
Comprehensive income (loss)                    $ (4,804)   $ 14,362    $  9,986
                                               ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

          (Dollar amounts in thousands, except share and per share amounts)

(1)      The Company

         The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). All intercompany transactions have been eliminated.

         The Company is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 23 manufacturing/distribution plants and 47 service/distribution centers in the United States and Canada. The Company employs approximately 900 salaried and 1,500 hourly personnel, of whom approximately 900 of the hourly personnel and seven of the salaried personnel are represented by labor unions. There are 3 collective bargaining agreements expiring in 2001. The agreements cover hourly employees at the New Braunfels, Texas; Long Beach, California; and Baltimore, Maryland facilities.

         On January 19, 2000, the Company signed a definitive merger agreement with an affiliate of Odyssey Investment Partners, LLC ("Odyssey"), the manager of a New York based private equity investment fund, for $27.00 per share in cash. The transaction was completed on June 16, 2000 and was recorded as a recapitalization. Accordingly, the Company has not recorded any goodwill or purchase accounting adjustments.

         In connection with the recapitalization, the Company refinanced its existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The Company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued interest, per preferred security.

         As a result, the Company recorded an extraordinary loss of $4,812 from the early extinguishment of long-term debt, comprised of the following:

           Expense deferred financing costs on
             previous long-term debt                             $ 2,719
           Prepayment premium on extinguishments
             of long-term debt and interest
             rate swap agreements                                    476
           Expense issuance costs on Company-obligated
             mandatorily redeemable convertible
             trust preferred securities                            1,691
           Prepayment premium on conversion of
             Company-obligated mandatorily redeemable
             convertible trust preferred securities
             into debentures                                       2,125
           Financing cost for unused long-term debt
             commitment                                              750
                                                                 -------
                                                                   7,761
           Income tax benefit                                     (2,949)
                                                                 -------
           Extraordinary loss                                     $4,812
                                                                 =======

(2)      Acquisitions

         (a)      CONSPEC MARKETING AND MANUFACTURING,  INC. - On July 17, 2000

                  the Company acquired all of the stock of Conspec Marketing & Manufacturing Co., Inc., Conspec Performance Products, Inc. and Bristol Investments, Inc. (collectively "Conspec") for $23,200 in cash, including acquisitions costs, and net of a working capital reduction of approximately $100 received in 2001. The business is being operated as part of the Company's concrete accessories business.

                  The acquisition has been accounted for as a purchase, and the results of Conspec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $28,500, including goodwill of $17,500) and liabilities assumed (approximately $5,300). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

                  As a result of the acquisition of Conspec, the Company has decided to consolidate certain of the Company's existing operations. One facility has been closed and a second facility has reduced its operations. Accordingly, a facility closing reserve of $2,517 has been recorded, of which $432 relates to idle machinery and equipment write-offs, and $2,085 relates to future lease payments and employee severance.

         (b) POLYTITE MANUFACTURING CORP. - On February 9, 2000, the Company acquired substantially all of the assets and assumed certain of the liabilities of Polytite Manufacturing Corp. ("Polytite") for approximately $1,600 in cash, including acquisition costs. The business is being operated as part of the Company's masonry products business.

                  The acquisition has been accounted for as a purchase, and the results of Polytite have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $2,100, including goodwill of $1,500) and liabilities assumed (approximately $500). Pro forma financial information is not required.

         (c) SOUTHERN CONSTRUCTION PRODUCTS, INC. - Effective October 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. ("Southern") for approximately $8,300 in cash, including acquisition costs and a purchase price reduction of approximately $300 received in 2000.
                  The business is being operated as part of the Company's masonry products and concrete accessories businesses.

                  The acquisition has been accounted for as a purchase, and the results of Southern have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $8,900, including goodwill of $5,600) and liabilities assumed (approximately $600). Pro forma financial information is not required.

         (d) CEMPRO, INC. - Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash, including acquisition costs. The business is being operated as a part of the Company's concrete accessories business.

                  The acquisition has been accounted for as a purchase, and the results of Cempro have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $5,500, including goodwill of $3,500) and liabilities assumed (approximately $100). Pro forma financial information is not required.

         (e) SECURE, INC. - In June 1998, the Company purchased substantially all of the assets of Secure, Inc. ("Secure"), a subsidiary of The Lofland Company, for approximately $700 in cash, including acquisition costs. This business is being operated as a part of the Company's paving products division.

                  The acquisition has been accounted for as a purchase, and the results of Secure have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired, including goodwill of approximately $100. Pro forma financial information is not required.

         (f) SYMONS CONCRETE FORMS, INC. - In May 1998, the Company purchased the stock of Symons Concrete Forms, Inc. (formerly known as CAI). The purchase price was approximately $6,600, including acquisition costs, and was paid in cash of approximately $400, assumption of long-term debt of approximately $2,200, and delivery of 215,940 Class A Common Shares valued at approximately $4,000, which is net of a purchase price reduction of approximately $100 (6,456 Class A Common Shares) in 1999. The business is being operated as a part of the Company's concrete forming systems division.

                  The acquisition has been accounted for as a purchase, and the results of Symons Concrete Forms have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $7,900, including goodwill of $2,400) and liabilities assumed (approximately $1,300). Pro forma financial information is not required.

         (g) NORTHWOODS - In May 1998, the Company purchased the assets of the Northwoods branches of Concrete Forming, Inc. ("Northwoods") for approximately $800 in cash. The Northwoods branches are being operated as a part of the Company's concrete forming systems division.

                  The acquisition has been accounted for as a purchase, and the results of the Northwoods branches have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired, including goodwill of approximately $500. Pro forma financial information is not required.

         (h) SYMONS CORPORATION - On September 29, 1997, the Company purchased the stock of Symons Corporation ("Symons"). The purchase agreement between the Company and the former stockholders of Symons relating to the acquisition provides for an adjustment to the purchase price under certain circumstances. In 2000, the Company received a purchase price reduction of approximately $1,800, net of professional fees, which was recorded as a reduction of goodwill.

(3)      Summary of Significant Accounting Policies

         (a) Inventories - Substantially all inventories of the domestic concrete accessories, paving products and masonry products operations, approximately 60% of consolidated inventories, are stated at the lower of last-in, first-out ("LIFO") cost (which approximates current cost) or market.
                  All other inventories of the Company are stated at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. The Company had no LIFO reserve as of December 31, 2000 and 1999. Following is a summary of the components of inventories as of December
                  31, 2000 and December 31, 1999:


                                                              December 31,        December 31,
                                                                  2000                1999
                                                              ------------        ------------
                 Raw materials                                $   9,966            $ 8,787
                 Finished goods and work in progress             35,503             32,920
                                                              ---------            -------
                                                                 45,469             41,707
                 Net realizable value reserve                    (2,153)            (2,367)
                                                              ---------            -------
                                                              $ 43,316             $39,340
                                                              =========            =======


         (b) Rental Equipment - Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, twelve to fifteen years, on a  straight-line method.  The balances as of December 31,
                  2000 and 1999 are net of   accumulated   depreciation   of
                  $11,527   and   $9,855, respectively.  Rental  revenues  and
                  cost of sales  associated with rental revenue are as follows:


                                                                     For the year ending
                                                --------------------------------------------------------------
                                                   December 31,         December 31,         December 31,
                                                       2000                 1999                 1998
                                                ------------------   -----------------     -------------------
                          Rental revenue              $55,441              $51,079              $44,242
                          Cost of sales                 8,889                8,402                7,114

         (c) Property, Plant and Equipment - Property, plant and equipment are valued at cost and depreciated using straight-line methods over their estimated useful lives of 10-30 years for buildings and improvements and 3-10 years for machinery and equipment.

                  Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

         (d) Goodwill and Intangible Assets - Goodwill and intangible assets are recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of 40 years for goodwill, the term of the loan (7 to 9 years) for deferred financing costs and the term of the agreement (5 years) for non-compete agreements.

                  In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the carrying value of goodwill and other long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Management believes there has been no impairment of the carrying values of the Company's long-lived assets as of December 31, 2000 and 1999.

         (e) Income Taxes - Deferred income taxes are determined by applying current statutory tax rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial reporting and tax purposes.

         (f) Environmental Remediation Liabilities - The Company accounts for environmental remediation liabilities in accordance with  the American  Institute of Certified Public Accountants
                  issued Statement  of  Position   96-1,   "Environmental
                  Remediation Liabilities,"  ("SOP  96-1").  The Company
                  accrues for losses associated with  environmental
                  remediation  obligations  when such losses are probable and
                  reasonably  estimable.  Accruals for   estimated   losses
                  from   environmental    remediation obligations  generally
                  are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of
                  future   expenditures   for   environmental   remediation
                  obligations   are  not  discounted  to  their  present
                  value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

         (g)      Foreign  Currency  Translation   Adjustment  -  The  financial
                  statements of foreign subsidiaries and branches are
                  maintained in their functional  currency  (Canadian dollars)
                  and are then  translated   into  U.S.   dollars.   The
                  balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of shareholders' equity. Transactions in foreign currencies are translated into U.S. dollars at the rate in effect on the date of the transaction. Changes in foreign exchange rates from the date of the transaction to the date of the settlement of the asset or liability are recorded as income or expense.

         (h) Revenue Recognition - The Company recognizes revenue on product and rental equipment sales on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

         (i) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States  requires  management to make  estimates
                  and   assumptions  that  affect the  reported  amounts of
                  assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the reserve for excess and obsolete inventory, the allowance for doubtful accounts and sales returns and allowances, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers' compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

         (j) Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to their 2000 classification.

(4)      Credit Arrangements

         The Company refinanced its bank indebtedness in conjunction with the recapitalization discussed in Note 1.

         The Company issued the Senior Subordinated Notes with principal amount of $170,000 and a maturity of June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (Conspec; Symons; Symons Concrete Forms, Inc.; and Dur-O-Wal, Inc.) have provided a guarantee of the notes. The wholly-owned foreign subsidiaries of the Company are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of the Company other than the assets of the wholly-owned foreign non guarantor subsidiaries, are pledged as collateral on the Notes. The following are the supplemental consolidated condensed balance sheets as of December 31, 2000 and 1999, the supplemental consolidated condensed statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                            As of December 31, 2000


                                                     Dayton
                                                    Superior        Guarantor      Non Guarantor
                                                  Corporation      Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                  -----------      ------------    ------------     ------------     ------------
ASSETS
Cash                                                $   1,603        $    (825)       $   1,004        $       -         $  1,782
Accounts receivable,  net                              20,912           33,648            1,226                -           55,786
Inventories                                            20,903           21,440              973                -           43,316
Intercompany                                           69,643         (70,595)              952                -                -
Other current assets                                   11,364            6,856              301                -           18,521
                                                    ---------        ---------        ---------        ---------         --------
     TOTAL CURRENT ASSETS                             124,425           (9,476)           4,456                -          119,405
Property, plant and equipment, net                     24,169           28,824              182                -           53,175
Rental equipment, net                                   6,768           57,596               89                -           64,453
Investment in subsidiaries                             79,598                -                -         (79,598)                -
Other assets                                           57,653           40,732                -                -           98,385
                                                    ---------        ---------        ---------        ---------         --------
     TOTAL ASSETS                                   $ 292,613        $ 117,676           $4,727        $(79,598)         $335,418
                                                    =========        =========        =========        =========         ========

LIABILITIES AND SHAREHOLDERS'  EQUITY
    (DEFICIT)
Current maturities of long-term debt                $   6,246        $       -        $       -        $       -         $  6,246
Accounts payable                                       15,086           11,733              370                -           27,189
Accrued liabilities                                    16,532            8,252              318                -           25,102
                                                    ---------        ---------        ---------        ---------         --------
     TOTAL CURRENT LIABILITIES                         37,864           19,985              688                -           58,537

Long-term debt                                        239,679                -                -                -          239,679
Other long-term liabilities                             6,301           17,504              201                -           24,006
Total shareholders' equity (deficit)                    8,769           80,187            3,838         (79,598)           13,196
                                                    ---------        ---------        ---------        ---------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                        $292,613        $ 117,676        $   4,727        $(79,598)         $335,418
                                                    =========        =========        =========        =========         ========

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 1999


                                                Dayton
                                               Superior      Guarantor       Non Guarantor
                                             Corporation   Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                               ---------   --------------    -------------    ------------     ------------
ASSETS
Cash                                           $   3,488    $    (361)        $   1,426       $    --          $   4,553
Accounts receivable, net                          17,115       26,953             1,017            --             45,085
Inventories                                       18,057       20,001             1,282            --             39,340
Intercompany                                      56,824      (57,274)              450            --               --
Other current assets                               8,722        2,405              (540)           --             10,587
                                               ---------    ---------         ---------       ---------        ---------
     TOTAL CURRENT ASSETS                        104,206       (8,276)            3,635            --             99,565
Property, plant and equipment, net                20,719       23,043               148            --             43,910
Rental equipment, net                              6,694       51,984                70            --             58,748
Investment in subsidiaries                        58,070          --               --           (58,070)            --
Other assets                                      51,054       25,402              --              --             76,456
                                               ---------    ---------         ---------       ---------        ---------
     TOTAL ASSETS                              $ 240,743    $  92,153         $   3,853       $ (58,070)       $ 278,679
                                               =========    =========         =========       =========        =========

LIABILITIES AND SHAREHOLDERS'  EQUITY
    (DEFICIT)
Current maturities of long-term debt           $   5,032    $    --           $    --         $    --          $   5,032
Accounts payable                                  13,959        8,571               272            --             22,802
Accrued liabilities                               14,744        6,332               186            --             21,262
                                               ---------    ---------         ---------       ---------        ---------
     TOTAL CURRENT LIABILITIES                    33,735       14,903               458            --             49,096

Long-term debt                                   100,141         --                --              --            100,141
Other long-term liabilities                        5,294       15,820              --              --             21,114
Company-obligated mandatorily redeemable
   convertible trust preferred securities of
   Dayton Superior Capital Trust which holds
   solely debentures                              19,556         --                --              --             19,556
Total shareholders' equity (deficit)              82,017       61,430             3,395         (58,070)          88,772
                                               ---------    ---------         ---------       ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                  $ 240,743    $  92,153         $   3,853       $ (58,070)       $ 278,679
                                               =========    =========         =========       =========        =========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                         Year Ended December 31, 2000


                                                    Dayton
                                                   Superior      Guarantor       Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  ---------   --------------    -------------     ------------
Net sales                                        $ 186,683      $ 171,493       $   9,669           $ 367,845

Cost of sales                                      117,708        101,721           5,920             225,349
                                                 ---------      ---------       ---------           ---------
      Gross profit                                  68,975         69,772           3,749             142,496
Selling, general and administrative expenses        41,653         53,298           2,164              97,115
Facility closing reserve                             1,860            657            --                 2,517
Amortization of goodwill and intangibles             1,784            724            --                 2,508
Management fees                                       (850)           689             161                --
                                                 ---------      ---------       ---------           ---------
Income from operations                              24,528         14,404           1,424              40,356
Other expenses
   Interest expense                                 22,669            (95)           --                22,574
   Non-recurring item -
      Lawsuit judgement                               --           15,341            --                15,341
   Other expense (income), net                         216             77            --                   293
                                                 ---------      ---------       ---------           ---------
   Income before  provision  for income taxes
   and extraordinary item                            1,643           (919)          1,424               2,148
Provision for income taxes                             826            (10)            655               1,471
                                                 ---------      ---------       ---------           ---------
Income before extraordinary item                       817           (909)            769                 677
Extraordinary loss, net of income tax benefit       (4,812)          --              --                (4,812)
                                                 ---------      ---------       ---------           ---------
Net income (loss)                                   (3,995)          (909)            769              (4,135)
Dividends on Company-obligated mandatorily
   redeemable convertible trust preferred
   securities, net of income tax benefit               583           --              --                   583
                                                 ---------      ---------       ---------           ---------
Net income (loss) available to common
shareholders                                     $  (4,578)     $    (909)      $     769           $  (4,718)
                                                 =========      =========       =========           =========


                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                         Year Ended December 31, 1999


                                                     Dayton
                                                    Superior     Guarantor        Non Guarantor
                                                  Corporation  Subsidiaries       Subsidiaries     Consolidated
                                                  ---------   --------------    -------------     -----------
Net sales                                         $ 170,009      $ 143,154       $   9,007        $ 322,170
Cost of sales                                       106,270         85,826           5,694          197,790
                                                  ---------      ---------       ---------        ---------
      Gross profit                                   63,739         57,328           3,313          124,380
Selling, general and administrative expenses         37,207         44,613           1,654           83,474
Amortization of goodwill and intangibles              1,686            683            --              2,369
Management fees                                        (162)           (95)            257             --
                                                  ---------      ---------       ---------        ---------
   Income from operations                            25,008         12,127           1,402           38,537
Other expenses
   Interest expense                                  11,782           (122)              1           11,661
   Other expense (income), net                          237             (7)           --                230
                                                  ---------      ---------       ---------        ---------
   Income before provision for income taxes          12,989         12,256           1,401           26,646
Provision for income taxes                            5,846          5,515             630           11,991
                                                  ---------      ---------       ---------        ---------
Net Income                                            7,143          6,741             771           14,655
Dividends on Company-obligated mandatorily
   redeemable convertible trust preferred
   securities, net of income tax benefit                320           --              --                320
                                                  ---------      ---------       ---------        ---------
Net income available to common
shareholders                                      $   6,823      $   6,741       $     771        $  14,335
                                                  =========      =========       =========        =========


                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                          Year Ended December 31, 1998


                                                   Dayton
                                                  Superior       Guarantor       Non Guarantor
                                                Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  ---------   --------------    -------------     ------------
Net sales                                        $ 153,779      $ 122,569        $   6,501        $ 282,849
Cost of sales                                       95,963         74,966            4,361          175,290
                                                 ---------      ---------        ---------        ---------
      Gross profit                                  57,816         47,603            2,140          107,559
Selling, general and administrative expenses        35,595         38,400            1,530           75,525
Amortization of goodwill and intangibles             1,487            726             --              2,213
Management fees                                       (161)          --                161             --
                                                 ---------      ---------        ---------        ---------
   Income from operations                           20,895          8,477              449           29,821
Other expenses
   Interest expense                                 11,973           (270)            --             11,703
   Other expense (income), net                         (15)          (147)             (40)            (202)
                                                 ---------      ---------        ---------        ---------
   Income before provision for income taxes          8,937          8,894              489           18,320
Provision for income taxes                           4,410          3,557              277            8,244
                                                 ---------      ---------        ---------        ---------
Net Income                                       $   4,527      $   5,337        $     212        $  10,076
                                                 =========      =========        =========        =========

                                       44

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                          Year ended December 31, 2000

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $ (3,995)          $ (909)         $  769          $ (4,135)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Extraordinary loss                              4,812                -               -             4,812
       Depreciation and amortization                   7,192            9,242              36            16,470
       Deferred income taxes                          (1,150)            (104)            279              (975)
       Gain on sales of rental equipment and
       fixed assets                                   (1,041)          (8,757)            (48)           (9,846)
   Change in assets and liabilities, net of
     the effects of acquisitions                        (152)          (7,500)           (813)           (8,465)
                                                       -----           ------             ---            ------
       Net cash provided by (used in)
       operating activities                            5,666           (8,028)            223            (2,139)
                                                       -----           ------             ---            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions             (7,063)          (4,537)            (78)          (11,678)
  Proceeds from sales of fixed assets                     32              163               -               195
  Rental equipment additions                          (1,939)         (16,106)            (65)          (18,110)
  Proceeds from sale of rental equipment               2,500           14,723              86            17,309
  Acquisitions                                       (25,054)               -               -           (25,054)
  Refunds of purchase price on acquisitions            2,148                -               -             2,148
                                                     -------           ------             ---            ------
       Net cash used in investing activities         (29,376)          (5,757)            (57)          (35,190)
                                                     -------           ------             ---            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                      (122,185)               -               -          (122,185)
  Issuance of long-term debt                         239,171                -               -           239,171
  Prepayment premium on extinguishments of
     long-term debt and interest rate swap
     agreements                                         (476)               -               -              (476)
  Financing cost on unused long-term debt
     commitment                                         (750)               -               -              (750)
  Issuance of Class A common shares                   93,544                -               -            93,544
  Redemption of Class A common shares               (164,316)               -               -          (164,316)
  Financing costs incurred                            (9,761)               -               -            (9,761)
  Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit              (583)               -               -              (583)
  Intercompany                                       (12,819)          13,321            (502)                -
                                                      ------           ------            ----            ------
       Net cash provided by financing activities      21,825           13,321            (502)           34,644
                                                      ------           ------            ----            ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -                -             (86)              (86)
                                                      ------           ------            ----            ------
       Net increase in cash                           (1,885)            (464)           (422)           (2,771)

CASH, beginning of year                                3,488            (361)           1,426             4,553
                                                      ------           ------            ----            ------
CASH, end of year                                    $ 1,603          $ (825)         $ 1,004           $ 1,782
                                                     =======          =======         =======           =======

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                          Year Ended December 31, 1999

                                                      Dayton                          Non
                                                     Superior        Guarantor     Guarantor
                                                    Corporation    Subsidiaries   Subsidiaries   Consolidated
                                                      --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  7,143       $  6,741       $    771       $ 14,655
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     6,683          8,196             55         14,934
       Deferred income taxes                               714          3,100            (13)         3,801
       Gain on sales of rental equipment and
       fixed assets                                       (908)        (5,944)           (52)        (6,904)
   Change in assets and liabilities, net of
     the effects of acquisitions                        (1,028)        (2,020)           130         (2,918)
                                                      --------       --------       --------       --------
       Net cash provided by operating activities        12,604         10,073            891         23,568
                                                      --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions
                                                        (5,078)        (2,610)           (40)        (7,728)
  Proceeds from sales of fixed assets                      250              9              -            259
  Rental equipment additions                            (1,457)       (14,502)           (70)       (16,029)
  Proceeds from sale of rental equipment                 1,770         10,111             96         11,977
  Acquisitions                                          (5,414)        (8,320)             -        (13,734)
  Other investing activities                                 -           (320)             -           (320)
                                                      --------       --------       --------       --------
       Net cash used in investing activities            (9,929)       (15,632)           (14)       (25,575)
                                                      --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                         (13,032)             -              -        (13,032)
  Issuance of Class A common shares                         28              -              -             28
  Issuance of Company-obligated  mandatorily
     redeemable convertible trust preferred
     securities                                         19,554              -              -         19,554
  Purchase of treasury shares                             (242)                                        (242)
  Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                (320)             -              -           (320)
  Intercompany                                          (6,629)         6,653            (24)             -
                                                      --------       --------       --------       --------
       Net cash provided by financing activities          (641)         6,653            (24)         5,988
                                                      --------       --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                     -              -             12             12
                                                      --------       --------       --------       --------

       Net increase in cash                              2,034          1,094            865          3,993

CASH, beginning of year                                  1,454         (1,455)           561            560
                                                      --------       --------       --------       --------

CASH, end of year                                     $  3,488       $   (361)      $  1,426       $  4,553
                                                      ========       ========       ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                          Year Ended December 31, 1998

                                                       Dayton
                                                      Superior      Guarantor    Non Guarantor
                                                     Corporation   Subsidiaries   Subsidiaries     Consolidated
                                                     -----------   ------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  4,527       $  5,337       $    212       $ 10,076
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     5,795          7,315              -         13,110
       Deferred income taxes                              (449)         2,313            (72)         1,792
       Gain on sales of rental equipment and
       fixed assets                                     (1,280)        (6,956)             -         (8,236)
   Change in assets and liabilities, net of
     the effects of acquisitions                         1,267          1,742            (26)         2,983
                                                      --------       --------       --------       --------
       Net cash provided by operating activities         9,860          9,751            114         19,725
                                                      --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions               (2,833)        (4,365)           (17)        (7,215)
  Proceeds from sales of fixed assets                      700            397              -          1,097
  Rental equipment additions                            (2,786)       (15,254)           (41)       (18,081)
  Proceeds from sale of rental equipment                 1,650          9,648              -         11,298
  Acquisitions                                          (1,034)          (750)             -         (1,784)
                                                      --------       --------       --------       --------
       Net cash used in investing activities            (4,303)       (10,324)           (58)       (14,685)
                                                      --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                          (4,276)             -              -         (4,276)
  Issuance of Class A common shares                         16              -              -             16
  Purchase of treasury shares                             (145)             -              -           (145)
  Intercompany                                          (1,322)           782            540              -
                                                      --------       --------       --------       --------
       Net cash used in financing activities            (5,727)           782            540         (4,405)
                                                      --------       --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                       -              -            (75)           (75)
                                                      --------       --------       --------       --------

       Net increase in cash                               (170)           209            521            560

CASH, beginning of year                                  1,624         (1,664)            40              -
                                                      --------       --------       --------       --------
CASH, end of year                                     $  1,454       $ (1,455)      $    561       $    560
                                                      ========       ========       ========       ========

         The Company has a new credit facility that consists of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $77,000, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $53,500 tranche B facility maturing June 2008.

         The new credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002,
         (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing three years from the closing. The new credit facility has several interest rate options, which reprice on a short-term basis.

         The average borrowings, maximum borrowings, and weighted average interest rate on the revolving credit facility and its predecessors for the periods indicated are as follows:


                                                                                For the year ended
                                                                     ------------------------------------------------
                                                                     December 31,      December 31,     December 31,
                                                                         2000              1999             1998
                                                                     -------------     ------------     -------------
                Average borrowings...........................           $ 5,965           $22,027          $19,679
                Maximum borrowings...........................            16,420            37,140           26,620
                Weighted average interest rate...............              10.6%              7.0%             7.7%

         The new credit facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined and limit its capital expenditures. The Company was in compliance with its loan covenants as of December 31, 2000.

         The new credit facility is secured by substantially all non-real estate assets of the Company.

         In conjunction with the acquisition of Symons, the Company issued a $5,000, seven-year unsecured note to one of the former stockholders. The note requires monthly interest payments, with principal due in September 2004. The former stockholder has the right to put the note to the Company at any time prior to its maturity. Accordingly, this note is classified as a current liability.

         The Company has an Economic Development Loan from the city of Parsons, Kansas. The loan is payable in quarterly installment of $8 through July 2005. The loan is secured by real estate in Parsons.

         Following is a summary of the Company's long-term debt as of December 31, 2000 and 1999:


                                                                              2000         1999
                                                                           ---------    ---------
Revolving credit facility, weighted average interest rate of 10.8%         $   6,000    $    --
Term Loan Tranche A, weighted average interest rate of 9.0%                   22,161         --
Term Loan Tranche B, weighted average interest rate of 9.8%                   53,500         --
Senior Subordinated Notes, interest rate of 13.0%                            170,000         --
Debt discount on Senior Subordinated Notes                                   (12,100)        --
Debentures previously held by Dayton Superior Capital Trust,
  interest rate of 9.1%                                                       1,214         --
Old Term Loan                                                                   --        100,000
Note payable to one of the former stockholders of
  Symons Corporation, interest rate of 10.5%                                   5,000        5,000
City of Parsons, Kansas Economic Development Loan, interest
  rate of 7.0%                                                                   150          173
                                                                           ---------    ---------
Total long-term debt                                                         245,925      105,173
Less current portion                                                          (6,246)      (5,032)
                                                                           ---------    ---------
Long-term portion                                                          $ 239,679    $ 100,141
                                                                           =========    =========

         Scheduled maturities of long-term debt are:

                    Year                 Amount

                  -------             ------------

                   2000                $  6,246
                   2001                   3,337
                   2002                   4,722
                   2003                   6,107
                   2004                   6,930
                Thereafter              230,683
                                       --------
                                        258,025

               Debt Discount            (12,100)
                                       --------
                                       $245,925

                                       ========


         The fair value of the Senior Subordinated Notes is the last trade price, which was $153,000 at December 31, 2000. The fair market value of the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2000, the estimated fair value of the note payable to the former stockholder of Symons is $5,273. The estimated fair value of the debentures previously held by Dayton Superior Capital Trust is $1,327. The estimated fair value of the City of Parsons, Kansas Economic Development Loan is $143. The estimated fair value of the new credit facility approximates its face value, as this facility has variable interest rates tied to market rates.

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

         As a result of the recapitalization, the trust was dissolved. The securities converted to debentures having the right to receive cash in the amount of $23,375 ($22.00 per preferred security), plus accrued interest. As of December 31, 2000, $22,161 of the debentures had been redeemed.

         Interest is payable on the preferred securities at the rate of 9.1%.

(6)      Common Shares

         (a) Stock Option Plan- Upon consummation of the recapitalization, the Company adopted the 2000 Stock Option Plan of Dayton Superior Corporation ("Stock Option Plan"). The Stock Option Plan permits the grant of stock options to purchase 483,159 common shares, of which options to purchase 473,016 common shares were granted during 2000.

                  The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following the recapitalization, as well as new option grants. The terms of the new option grants are as follows:

         - Options to purchase 24,149 common shares were exercisable when granted.

         - Options to purchase 24,149 common shares will become exercisable on each of June 16, 2002 and 2003.

         - Options to purchase 15,174 common shares will become exercisable on each of June 16, 2004 and December 31, 2004.

         - The remaining options to purchase 370,221 common shares are eligible to become exercisable in installments over three to five years based on the Company's performance, but, in any case, become exercisable no later than June 16, 2009.

         - These options may be subject to accelerated vesting upon certain change in control events based on Odyssey's return on investment.

                  Under the Stock Option Plan, the option exercise price equals the stock's market price on date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) available to common shareholders would have been reduced to the following pro forma amounts:


                                                                                             2000         1999        1998
                                                                                         ----------    ---------   ----------
                      Net income (loss) available to common

                   shareholders:                                    As Reported           $(4,718)       $14,335      $10,076
                                                                    Pro Forma              (5,786)        13,933        9,835

                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  A summary of the status of the Company's stock option plans at December 31, 2000, 1999, and 1998, and changes during the years then ended is presented in the table and narrative below:


                                                                                Number of        Weighted Average Exercise
                                                                                  Shares              Price Per Share

                                                                                ---------        -------------------------
                 Outstanding at December 31, 1997                                276,250                  $ 3.57
                 Granted at a weighted average fair value of $6.83                83,833                   17.11
                 Exercised                                                        (2,050)                   2.46
                                                                                 -------                  ------
                 Outstanding at December 31, 1998                                358,033                    6.75
                 Granted at a weighted average fair value of $8.27                92,600                   19.44
                 Exercised                                                        (2,984)                   4.80
                 Cancelled                                                        (5,366)                  18.04
                                                                                 -------                  ------
                 Outstanding at December 31, 1999                                442,283                    9.28
                 Granted at a weighted average fair value of $7.65               473,016                   27.00
                 Exercised                                                       (344,353)                  8.85
                                                                                 -------                  ------
                 Outstanding at December 31, 2000                                570,946                  $24.22
                                                                                 =======                  ======


                  Price ranges and other information for stock options outstanding at December 31, 2000 are as follows:


                                                                   Outstanding                         Exercisable
                                                                ------------------------------    ---------------------------
                                                                   Weighted       Weighted                      Weighted
                                                                    Average        Average                       Average
                                                                   Exercise       Remaining                     Exercise
                  Range of Exercise Prices              Shares      Price           Life           Shares        Price
                  ------------------------              ------     --------       ---------        ------       --------
                  $  1.96 - $ 4.00                      43,937     $ 2.44          3.7 years       43,937       $ 2.44
                  $12.50  - $12.63                       4,929      12.50          6.5              4,929        12.50
                  $16.81  - $19.91                      49,064      18.13          7.6             49,064        18.13
                  $27.00                               473,016      27.00          9.5             78,484        27.00
                                                       -------     ------         ----------      -------       ------
                                                       570,946     $24.22          8.9 years      176,414       $18.01
                                                       =======     ======         ==========      =======       ======

                  The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively:


                                                            2000                  1999                  1998
                                                        --------------        --------------       -------------
                   Risk-free interest rates                 5.55%                 4.68%            5.67% to 5.70%
                   Expected dividend yield                   0%                    0%                    0%
                   Expected lives                          6 years               6 years               6 years
                   Expected volatility                      0.00%                 34.10%                27.87%

         (b) Treasury Shares - The Company agreed to repurchase Class A Common Shares issued to the former shareholders of Symons Concrete Forms. As of December 31, 1999, 19,017 Class A Common Shares had been repurchased for $387 under such agreement. In conjunction with the recapitalization, all treasury shares were retired.

(7)      Retirement Plans

         (a) Company-Sponsored Pension Plans - During 1999, the Company completed its process of merging and terminating certain of its pension plans. As a result, the Company recorded a $797 non-recurring pension gain related to the termination of its pension plan for salaried employees. During 2000, the Company assumed a second plan in conjunction with the acquisition of Conspec. The Company's pension plans cover virtually all hourly employees not covered by multi-employer pension plans and provides benefits of stated amounts for each year of credited service. The Company funds such plans at a rate that meets or exceeds the minimum amounts required by applicable regulations. The plans' assets are primarily invested in mutual funds
                  comprised   primarily  of  common  stocks  and corporate and
                  U.S. government obligations.

                  Postretirement Benefits - The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees who retired prior to May 1, 1995.


                                                               PENSION        PENSION           OTHER          OTHER
                                                               BENEFITS       BENEFITS         BENEFITS       BENEFITS
                                                                 2000           1999             2000           1999
                                                               --------       --------         --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                        $  5,469        $ 30,481        $    863        $    875
Service cost                                                        440             378            --              --
Interest cost                                                       386             412              58              57
Amendments                                                         --              (360)           --              --
Actuarial loss (gain)                                              (293)            557             (32)             (8)
Benefits paid                                                      (229)        (23,023)           (115)            (61)
Terminated plan                                                    --            (2,976)           --              --
                                                               --------        --------        --------        --------
Benefit obligation at end of year                              $  5,773        $  5,469        $    774        $    863
                                                               ========        ========        ========        ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                 $  5,780        $ 29,155        $   --          $   --
Actual return on plan assets                                        309             438            --              --
Employer contribution                                              --               194             115              61
Transfer to other Company-sponsored
     defined contribution plan                                     --              (984)           --              --
Benefits paid                                                      (229)        (23,023)           (115)            (61)
                                                               --------        --------        --------        --------
Fair value of plan assets at end of year                       $  5,860        $  5,780        $   --          $   --
                                                               ========        ========        ========        ========

FUNDED STATUS                                                  $     87        $    311        $   (774)       $   (863)
Unrecognized prior service cost                                    (149)           (152)            240             264
Unrecognized net gain                                              (618)           (470)           (158)           (130)
                                                               --------        --------        --------        --------
Net amount recognized                                          $   (680)       $   (311)       $   (692)       $   (729)
                                                               ========        ========        ========        ========


AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION CONSIST OF:
     Accrued benefit liability                                 $   (680)       $  (311)        $  (774)        $  (863)
     Intangible asset                                              --             --                82             134
                                                               --------        -------         -------         -------
Net amount recognized                                          $   (680)       $  (311)        $  (692)        $  (729)
                                                               ========        ========        ========        ========

ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                     7%-7.5%         6.75%            7.5%            7.0%
Expected return on plan assets                                  3.5% - 8%            8%            N/A             N/A
Rate of compensation increase                                       N/A            N/A             N/A             N/A

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                   $    440        $   378         $  --           $  --
Interest cost                                                       386            412              58              57
Expected return on plan assets                                     (454)          (396)           --              --
Amortization of prior service cost                                   (3)            (3)             24              24
Recognized actuarial gain                                          --             --                (4)             (3)
                                                               --------        -------         -------         -------
Recurring net periodic pension cost                                 369            391              78              78
Termination gain                                                   --             (797)           --              --
                                                               --------        -------         -------         -------
Total net pension cost                                         $    369        $  (406)        $    78         $    78
                                                               ========        =======         =======         =======

                  As of December 31, 2000, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $393, $393, and $387, respectively. As of December 31, 1999, the plan's accumulated benefit obligation did not exceed its plan assets.

                  The weighted average assumed rate of increase in the per capita cost of covered benefits is 6.5% for 2001 and subsequent years. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:


                                                                           1 Percentage              1 Percentage
                                                                          Point Increase            Point Decrease
                                                                          --------------            --------------
                  Effect on total of service and interest
                     cost components                                           $ 3                       $(3)
                  Effect on the postretirement benefit obligation               41                       (38)

         (b) Multi-Employer Pension Plan- Approximately 38% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $274, $330, and $287, for the years ended December 31, 2000, 1999, and 1998, respectively.

         (c) 401(k) Savings Plan- Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $918, $724, and $531, for the years ended December 31, 2000, 1999, and 1998, respectively.

         (d) Retirement Contribution Account- The Company has a defined contribution plan for substantially all salaried employees. No contributions are permitted by the employees, and the Company contributes 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount expensed for the years ended December 31, 2000, 1999 and 1998 was $1,559, $1,393 and
                  $1,167, respectively.

(8)      Income Taxes

         The following is a summary of the components of the Company's income tax provision for the years ended December 31, 2000, 1999, and 1998:


                                                            2000           1999          1998
                                                          -------         -------       -------
                   Currently payable:
                        Federal                           $ 1,782         $ 8,014       $ 5,312
                        State and local                       475           1,444         1,398
                   Deferred                                  (786)          2,533         1,534
                                                          -------         -------       -------
                   Total provision                        $ 1,471         $11,991       $ 8,244
                                                          =======         =======       =======

         The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2000, 1999, and 1998 for the following reasons:


                                                                     2000           1999          1998
                                                                     ----           ----          ----
                   Statutory income tax rate                         34.0%          35.0%         35.0%
                   State income taxes (net of federal
                        tax benefit)                                  4.3            3.9           4.8
                   Nondeductible goodwill
                       amortization and other
                       permanent differences                         30.2            3.7           5.2
                   Other, net                                          -             2.4            -
                                                                     ----           ----          ----
                   Effective income tax rate                         68.5%          45.0%         45.0%
                                                                     ====           ====          ====


         The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 2000 and 1999 are as follows:


                                                                   2000           1999
                                                                 --------       --------
                   Current deferred taxes:
                        Inventory reserves                       $    497       $    432
                        Accounts receivable reserves                1,103          1,138
                        Accrued liabilities                         4,221          2,406
                        Other                                          20             22
                                                                 --------       --------
                            Total                                   5,841          3,998
                                                                 --------       --------
                   Long-term deferred taxes:
                        Accelerated depreciation                  (17,964)       (16,261)
                        Other long-term liabilities                 2,384          1,828
                        Other                                      (2,055)        (2,133)
                                                                 --------       --------
                            Total                                 (17,635)       (16,566)
                                                                 --------       --------
                            Net deferred taxes                   $(11,794)      $(12,568)
                                                                 ========       ========

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

         Information about the profit (loss) of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2000, 1999, and 1998 is as follows:


                                               2000         1999         1998
                                            ---------    ---------    ---------
Concrete Accessories                        $ 164,110    $ 139,844    $ 128,119
Concrete Forming Systems                      130,213      117,555       99,471
Paving Products                                40,424       36,506       30,967
Masonry Products                               33,098       28,265       24,292
                                            ---------    ---------    ---------
Net sales to external customers             $ 367,845    $ 322,170    $ 282,849
                                            =========    =========    =========


Concrete Accessories                        $   4,929    $   4,878    $   3,348
Concrete Forming Systems                        6,475        5,165        5,240
Paving Products                                 2,561          189         --
Masonry Products                                  756         --           --
                                            ---------    ---------    ---------
Net sales to other segments                 $  14,721    $  10,232    $   8,588
                                            =========    =========    =========


Concrete Accessories                        $   6,456    $   3,587    $   4,053
Concrete Forming Systems                       13,058        6,899        6,543
Paving Products                                 1,438          629          567
Masonry Products                                1,622          546          540
                                            ---------    ---------    ---------
Interest expense                            $  22,574    $  11,661    $  11,703
                                            =========    =========    =========


Concrete Accessories                        $  21,724    $  22,964    $  19,387
Concrete Forming Systems                       (5,546)      10,876        6,133
Paving Products                                 2,363        1,569        1,677
Masonry Products                               (2,833)       1,058          487
Intersegment Eliminations                      (7,763)      (4,903)      (4,153)
Corporate                                      (5,797)      (4,918)      (5,211)
                                            ---------    ---------    ---------
Income before income taxes                  $   2,148    $  26,646    $  18,320
                                            =========    =========    =========


Concrete Accessories                        $   3,501    $   3,755    $   3,383
Concrete Forming Systems                        6,696        5,735        4,992
Paving Products                                   967          839          379
Masonry Products                                1,364        1,333        1,279
Corporate                                          85           55           43
                                            ---------    ---------    ---------
Depreciation                                $  12,613    $  11,717    $  10,076
                                            =========    =========    =========


Concrete Accessories                        $   1,642    $   1,437    $   1,265
Concrete Forming Systems                          148          298          341
Paving Products                                   153          170          177
Masonry Products                                  565          464          430
                                            ---------    ---------    ---------
Amortization of goodwill and intangibles    $   2,508    $   2,369    $   2,213
                                            =========    =========    =========

         Information regarding each segment's assets and the reconciliation to the consolidated amounts as of December 31, 2000 and 1999 is as follows:


                                                                           2000               1999
                                                                         --------           --------
                 Concrete Accessories                                    $126,797           $ 97,360
                 Concrete Forming Systems                                 130,555            121,836
                 Paving Products                                           19,386             14,085
                 Masonry Products                                          34,416             33,350
                 Corporate and Unallocated                                 24,264             12,048
                                                                         --------           --------
                 Total Assets                                            $335,418           $278,679
                                                                         ========           ========

         Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                                             2000          1999           1998
                                                                          -------        -------        -------
                 Concrete Accessories                                     $ 4,698        $ 3,033        $ 3,348
                 Concrete Forming Systems                                   1,951          2,199          2,044
                 Paving Products                                            1,937          2,035          1,200
                 Masonry Products                                           2,122            397            439
                 Corporate                                                   970              64            184
                                                                          -------        -------        -------
                 Property, Plant, and Equipment Additions                 $11,678        $ 7,728        $ 7,215
                                                                          =======        =======        =======

                 Concrete Accessories                                     $ 2,004        $ 1,457        $ 2,860
                 Concrete Forming Systems                                  16,069         14,449         15,221
                 Masonry Products                                              37            123              -
                                                                          -------        -------        -------
                 Rental Equipment Additions                               $18,110        $16,029        $18,081
                                                                          =======        =======        =======

(10)     Commitments and Contingencies

         (a) Operating Leases - Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $4,731, $4,608, and $4,233, for the years ended December 31, 2000, 1999 and 1998, respectively. Lease terms generally range from one to ten years and some contain renewal options.

                  Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

                           2001                      $ 4,421
                           2002                        3,382
                           2003                        2,172
                           2004                        1,822
                           2005                        1,135
                        Thereafter                     1,095
                                                     -------
                           Total                     $18,758
                                                     =======

         (b) Litigation - Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $100 and enjoined both parties from engaging in certain conduct.

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

         (c) Self-Insurance - The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. Although no material revisions were made to the estimates for the years ended December 31, 2000, 1999 and 1998, during 2000, the Company changed a significant portion of its workers' compensation exposure to self-insured from a premium-based plan. The Company has reserved $5,705, and $3,844 as of December 31, 2000 and 1999, respectively.

         (d) Severance Obligations - The Company has employment agreements with its executive management and severance agreements with certain of its key management-level personnel, with annual base compensation ranging in value from $70 to $350. The agreements generally provide for salary continuation in the event of termination without cause for periods of six months to two years. The agreements also contain certain non-competition clauses. As of December 31, 2000, the remaining aggregate commitment under these severance agreements if all individuals terminated without cause was approximately $4,200.

(11)     Related Party Transactions

         In conjunction with the recapitalization and the related financing transactions, the Company paid Odyssey a fee of $4,000, plus out-of-pocket expenses of $699. In conjunction with the acquisition of Aztec Concrete Accessories, Inc. ("Aztec"), the Company paid Odyssey a $350 fee.

(12)     Subsequent Event

         In January 2001, the Company acquired the stock of Aztec for approximately $32,600, including acquisition costs, and was paid in cash of approximately $29,800 and 105,263 common shares valued at approximately $2,800. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey and an increase of approximately $24,700 to the new credit facility.

         The acquisition has been accounted for as a purchase, and the results of Aztec will be included in the accompanying consolidated financial statements from the date of acquisition. The purchase price will be allocated based on the fair values of the assets acquired and liabilities assumed. Pro forma financial information is not required.

(13)     Quarterly Financial Information (Unaudited)


                                                                                    2000

                                                        ----------------------------------------------------------------
                                                          First        Second         Third       Fourth          Full
                                                          Quarter      Quarter       Quarter      Quarter         Year
                                                        ----------    ---------     ---------    ----------    ---------
         Quarterly Operating Data

         ------------------------
         Net sales                                        $76,505      $98,000       $107,717     $85,623       $367,845
         Gross profit                                      27,961       38,283         43,186      33,066        142,496
         Income (loss) before extraordinary item              473       (2,972)         3,870        (694)           677



                                                                                    1999

                                                        ----------------------------------------------------------------
                                                          First        Second         Third       Fourth          Full
                                                          Quarter      Quarter       Quarter      Quarter         Year
                                                        ----------    ---------     ---------    ----------    ---------
         Quarterly Operating Data

         ------------------------
         Net sales                                        $68,196      $88,636        $93,729     $71,609       $322,170
         Gross profit                                      24,298       32,741         38,406      28,935        124,380
         Net income (loss)                                   (355)       5,271          7,501       2,238         14,655

                  Dayton Superior Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

                  Years Ended December 31, 2000, 1999 and 1998

                             (Amounts in thousands)

                                                         Additions                        Deductions
                                            -----------------------------------        --------------------
                                                                                        Charges for
                                                                                           Which
                                            Balance at     Charged to                     Reserves                Balance
                                            Beginning      Costs and                        Were                  at End
                                             of Year       Expenses       Other           Created      Other      of Year
                                            ----------     -----------    -----         -----------    -----      -------
Allowances for Doubtful Accounts
and Sales Returns and Allowances

For the year ended December 31, 2000        $ 5,589         $2,740        $ -           $(2,998)     $   -        $5,331

For the year ended December 31, 1999          4,432          3,420          -            (2,263)         -         5,589

For the year ended December 31, 1998          5,015          3,086          -            (2,422)      (1,247)(1)   4,432



Inventory Net Realizable Value Reserve

For the year ended December 31, 2000        $ 2,367         $2,122        $  81(2)      $(2,417)     $   -        $2,153

For the year ended December 31, 1999          1,623          2,195          -            (1,451)         -         2,367

For the year ended December 31, 1998            876          2,322          -            (1,575)         -         1,623



Self-Insurance Reserves

For the year ended December 31, 2000        $ 3,844         $9,686        $ 250(2)      $(8,075)     $   -        $5,705

For the year ended December 31, 1999          4,737          7,351          -            (8,244)         -         3,844

For the year ended December 31, 1998          4,578          6,389          -            (6,230)         -         4,737



Facility Closing Reserve

For the year ended December 31, 2000        $  -            $2,085        $ -           $  (165)     $   -        $1,920

(1)      Reduction of amount from acquisition of Symons Corporation

(2)      Acquisition of Conspec Marketing and Manufacturing, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the name, age and position of our executive officers and directors as of March 26, 2001.


       Name                         Age                        Position
------------------------          ------   -----------------------------------------------------------------
John A. Ciccarelli                  61     Chairman of the Board, President and Chief Executive Officer
Raymond E. Bartholomae              54     Vice President and General Manager, Symons
Michael C. Deis, Sr.                50     Vice President and General Manager, Dayton/Richmond
James W. Fennessy                   57     Vice President and General Manager, Dayton Superior Canada Ltd.
Mark K. Kaler                       43     Vice President and General Manager, American Highway Technology
Alan F. McIlroy                     50     Vice President and Chief Financial Officer
John R. Paine, Jr.                  58     Vice President, Sales and Marketing, Dayton/Richmond
Thomas W. Roehrig                   35     Corporate Controller
John M. Rutherford                  40     Treasurer and Assistant Secretary
James C. Stewart                    53     Vice President, Corporate Development
Jaime Taronji, Jr.                  56     Vice President, General Counsel and Secretary
Stephen Berger                      61     Director
Joshua C. Cascade                   28     Director
William F. Hopkins                  37     Director
Douglas Rotatori                    40     Director

-----------
         John A. Ciccarelli has been President since 1989 and has been Chief Executive Officer and a director since 1994. After the consummation of the recapitalization, Mr. Ciccarelli became Chairman of our Board of Directors.

         Raymond E. Bartholomae has been Vice President and General Manager, Symons, since February 1998, and was Executive Vice President and General Manager of Symons from 1986 to February 1998.

         Michael C. Deis, Sr. has been Vice President and General Manager, Dayton/Richmond since February 1998. From 1987 to February 1998, Mr. Deis was Vice President, Eastern Division of Dayton/Richmond.

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

         John R. Paine, Jr. has been Vice President, Sales and Marketing of Dayton/Richmond since 1984.

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

         James C. Stewart has been Vice President, Corporate Development since February 1998. From 1984 to February 1998, Mr. Stewart was Vice President, Western Division of Dayton/Richmond.

         Jaime Taronji, Jr. joined us in August 1999 and was elected Vice President, General Counsel and Secretary in October 1999. From 1996 to 1999, Mr. Taronji was Law Vice President of NCR Corporation.

         Stephen Berger is currently chairman of Odyssey Investment Partners, LLC. Prior to joining Odyssey Investment Partners, LLC, Mr. Berger was a general partner of Odyssey Partners, LP.

         Joshua C. Cascade has been an associate of Odyssey Investment Partners, LLC since 1998. From 1994 to 1998, Mr. Cascade was employed by The Blackstone Group, LP, most recently as an associate in the restructuring and reorganization group.

         William F. Hopkins has been a member and Managing Principal of Odyssey Investment Partners, LLC since 1997. From 1994 to 1996, Mr. Hopkins was a principal in the private equity investing group of Odyssey Partners, LP.

         Douglas Rotatori has been a principal of Odyssey Investment Partners, LLC since 1998. From 1995 to 1998, Mr. Rotatori was a principal with Wellspring Capital Management, LLC.

         We have five directors following the recapitalization. Each director is elected to serve until the next annual meeting of shareholders or until a successor is elected. Our executive officers are elected by the directors to serve at the pleasure of the directors. There are no family relationships between any of our directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes the 2000, 1999, and 1998 compensation for our chief executive officer and each of the other four most highly compensated executive officers who was serving as an executive officer at December 31, 2000.


                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM

                                                                                  COMPENSATION

                                                                            -------------------------
                                              ANNUAL COMPENSATION             AWARDS        PAYOUTS
                                     -------------------------------------  -----------  ------------
                                                            OTHER ANNUAL      SHARES       LONG TERM      ALL OTHER
      NAME AND PRINCIPAL               SALARY     BONUS     COMPENSATION    UNDERLYING     INCENTIVE    COMPENSATION
          POSITION             YEAR     ($)        ($)          ($)       OPTIONS (#)(2)   PAYOUTS($)      ($)(1)
--------------------------     ----    ------     -----     ------------  --------------   ----------   ------------
John A. Ciccarelli             2000   $347,981   $300,000             $0       120,072        $0            $13,000
   President and Chief         1999    310,961    315,000              0        15,000         0             12,800
   Executive Officer           1998    293,077    275,000              0        15,000         0             12,800

Alan F. McIlroy                2000   $223,577   $130,000             $0        46,688        $0            $10,600
   Vice President and          1999    197,423    150,000         10,000(3)      8,000         0             10,400
   Chief Financial Officer     1998    191,151    148,000         16,202(3)      6,000         0             10,400

Raymond E. Bartholomae         2000   $197,000   $121,404             $0        46,688        $0            $10,600
   Vice President and          1999    185,000    120,000              0         6,000         0             10,400
   General Manager,            1998    173,000    126,000              0         6,000         0              9,515
   Symons

Michael C. Deis, Sr.           2000   $184,904   $120,000             $0        68,543        $0            $10,600
   Vice President and          1999    151,500    120,000              0         8,000         0             10,400
   General Manager,            1998    146,154    129,000              0         6,000         0             10,400
   Dayton/Richmond

Jaime Taronji, Jr.             2000   $176,635   $ 90,000             $0         9,438        $0            $     0
   Vice President, Secretary   1999     80,288     50,000              0             0         0                  0
   and General Counsel(4)

-------------


     (1)  Consists of:


                                      Matching 401(k) Contributions               Contributions to Savings Plan
                                   --------------------------------------       --------------------------------------
                                    2000            1999           1998           2000           1999          1998
                                   -------        --------       --------       --------       --------      ---------
        Mr. Ciccarelli             $3,400          $3,200         $3,200         $9,600         $9,600        $9,600
        Mr. McIlroy                 3,400           3,200          3,200          7,200          7,200         7,200
        Mr. Bartholomae             3,400           3,200          2,315          7,200          7,200         7,200
        Mr. Deis                    3,400           3,200          3,200          7,200          7,200         7,200

     (2) Options to purchase common shares were granted under our stock option plans at an exercise price of $27.00 per share (in the case of options granted in 2000), $19.44 per share (in the case of options granted in 1999), and $16.81 per share (in the case of options granted in 1998), the average of the high and low prices on the date of the grant. The 2000 options become exercisable based on a combination of service and performance factors, as described in the footnotes to the Fiscal 2000 Stock Option Grants table below. The 1999 and 1998 options had a term of ten years and become exercisable in three equal annual installments, commencing on the first anniversary of the date of grant; however, the 1999 and 1998 options became fully exercisable upon completion of our recapitalization merger.

     (3)    Relocation expense paid by us.

     (4)    Mr. Taronji was elected an executive officer on August 16, 1999.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with each of the executive officers named in the Summary Compensation Table and three other executive officers which became effective upon the consummation of the recapitalization. Generally, each employment agreement provides:

         - The initial term of employment is three years and automatically will be extended for additional one-year periods unless either we or the executive notifies the other of termination no later than 90 days before the end of a term.

         - The annual base salary, which may be increased by our Board of Directors in its discretion, is as follows:

                    John A. Ciccarelli.....................          $350,000
                    Alan F. McIlroy........................           225,000
                    Raymond E. Bartholomae.................           197,000
                    Michael C. Deis, Sr....................           190,000
                    Jaime Taronji, Jr......................           176,000



         - Each executive officer is entitled to participate in our executive annual bonus plan and in our various other employee benefit plans and arrangements which are applicable to senior officers.

         - If an executive officer is terminated without cause, he will be entitled to receive a pro rata share of his bonus for the year of termination, to continue to receive his annual base salary for 24 months and to continue coverage under our medical and dental programs for one year on the same basis as he was entitled to participate prior to his termination.

         - Each executive officer is prohibited from competing with us during the term of his employment and for two years following termination of his employment.

         Mr. Ciccarelli's employment agreement differs from the other agreements described above in the following respects:

         - He serves as Chairman of the Board as well as President and Chief Executive Officer.

         - At the end of the initial three-year term, his employment automatically will be extended for a period of two years unless we or he notifies the other that the agreement will not be extended no later than 60 days before the end of the initial term.

         - We and he may agree prior to the end of the initial term that, effective at the end of initial term, he will retire as President and Chief Executive Officer but will continue as non-executive Chairman of the Board with compensation commensurate with his duties and responsibilities.

         - He receives an annual car allowance, payment of annual membership fees for membership in two country, alumni, or social clubs of his choice and payment for reasonable expenses incurred by him for professional assistance with taxes and financial management, consistent with our current practices.

         - If he elects in the future to purchase common shares pursuant to the exercise of pre-emptive rights, we or one of our affiliates will lend him up to $500,000 to pay for the shares. The loan will be secured by the shares purchased and will be on a recourse basis with interest at the applicable federal rate, although payment of the interest will be deferred until the shares are sold.

         - If he remains employed by us for the full initial three-year term of his employment agreement, he may during the following two years require us to purchase some of his common shares at their fair market value if our EBITDA reaches specified levels and, if he intends to exercise stock options, we or an affiliate will lend him the amount of the exercise price plus the amount of his income tax liability. This loan generally would be on the same terms as the loan to purchase shares described above.

MANAGEMENT STOCKHOLDERS' AGREEMENT

         In connection with the consummation of the recapitalization, we along with Odyssey and our employee stockholders, including the officers named in the Summary Compensation Table (the "Management Stockholders"), entered into a Management Stockholders' Agreement (the "Management Stockholders' Agreement") which governs our common shares, options to purchase our common shares and shares acquired upon exercise of options.

         The Management Stockholders' Agreement provides that except for certain transfers to family members and family trusts, no Management Stockholder may transfer common stock except in accordance with the Management Stockholders' Agreement.

         The Management Stockholders' Agreement also provides that, upon termination of the employment of a Management Stockholder, the Management Stockholder has certain put rights and we have certain call rights regarding his or her common stock.

         If the provisions of any law, the terms of credit and financing arrangements or our financial circumstances would prevent us from making a repurchase of shares pursuant to the Management Stockholders' Agreement, we will not make the purchase until all such prohibitions lapse, and will then also pay the Management Stockholder a specified rate of interest on the repurchase price.

         The Management Stockholders' Agreement further provides that in the event of certain transfers of common shares by Odyssey, the Management Stockholders may participate in such transfers and/or Odyssey may require the Management Stockholders to transfer their shares in such transactions, in each case on a pro rata basis.

         Certain Management Stockholders are entitled to participate on a pro rata basis with, and on the same terms as, Odyssey in any future offering of common shares.

FISCAL 2000 STOCK OPTION GRANTS

         The stock options granted in 2000 to each of the executive officers named in the Summary Compensation Table are shown in the following table. The table also shows the hypothetical gains that would exist for the options at the end of their ten year terms, assuming compound rates of stock appreciation of 5% and 10%, respectively. The actual future value of the options will depend on the market or appraised value of the common shares.


                                         OPTION GRANTS IN LAST FISCAL YEAR
                             -----------------------------------------------------------
                                               INDIVIDUAL GRANTS (1)
                             ------------------------------------------------------------

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                NUMBER         % OF TOTAL                                     ANNUAL RATES OF
                               OF SHARES        OPTIONS                                          STOCK RICE
                              UNDERLYING        GRANTED                                       APPRECIATION FOR
                                OPTIONS            TO         EXERCISE                           OPTION TERM(3)
                                GRANTED        EMPLOYEES        PRICE      EXPIRATION       ----------------------
NAME                              (#)           IN 2000      ($/SH)(2)        DATE             5%($)      10%($)
----                          ----------       ----------    ----------    -----------      ---------   ----------
John A. Ciccarelli            26,154(4)           25.4%       $27.00        6/16/10      $2,038,841     $5,164,669
                              78,460(5)
                              15,458(6)

Alan F. McIlroy                9,585(4)            9.9%       $27.00        6/16/10         792,769      2,009,034
                              28,755(7)
                               8,348(8)

Raymond E. Bartholomae         9,585(4)            9.9%       $27.00        6/16/10         792,769      2,009,034
                              28,755(7)
                               8,348(8)

Michael C. Deis, Sr.          14,353(4)           14.5%       $27.00        6/16/10       1,163,870      2,949,477
                              43,059(7)
                              11,131(8)

Jaime Taronji, Jr.             1,896(4)            2.0%       $27.00        6/16/10         160,259        406,127
                               5,687(7)
                               1,855(8)


---------------

(1) All options were granted under the 2000 Stock Option Plan effective June 16, 2000 with an exercise price of $27.00 per share, which represents the fair market value of a Common Share on the date the options were granted. The options are divided into three different parts, each of which has a different vesting schedule. All unvested options will become fully exercisable upon a change in control (as defined in the 2000 Stock Option Plan), if Odyssey receives at least a targeted return on its investment.

(2)      The price per common share paid in the recapitalization.

(3) These amounts are calculated in accordance with rules adopted by the Securities and Exchange Commission assuming annual compounding at the specified rates over the term of the options and are not intended to forecast future appreciation of the price of the common shares.

(4) This portion of each option becomes exercisable in three equal installments commencing on the date of grant for Mr. Ciccarelli, and in five equal installments, commencing on the date of grant for Mr. McIlroy, Mr. Bartholomae, Mr. Deis, and Mr. Taronji.

(5) This portion of each option will become exercisable if the Company's earnings before interest, taxes, depreciation and amortization for calendar years 2000 through 2002 meet or exceed specified targets on an annual or cumulative basis. In addition, this portion of the option will become exercisable with respect to any remaining shares on June 16, 2007 if Mr. Ciccarelli has been employed continuously by the Company through that date.

(6) This portion of each option becomes exercisable if the Company's earnings before interest, taxes, depreciation and amortization for calendar years 2000 through 2002 meet or exceed specified targets on an annual or cumulative basis (which exceed the targets referred to in footnote (5) above). In addition, this portion of the option will become exercisable with respect to any remaining shares on June 16, 2007 if Mr. Ciccarelli has been employed continuously by the Company through that date.

(7) This portion of each option will become exercisable if the Company's earnings before interest, taxes, depreciation and amortization for calendar years 2000 through 2004 meet or exceed specified targets on an annual or cumulative basis. In addition, this portion of the option will become exercisable with respect to any remaining shares on June 16, 2009 if the holder has been employed continuously by the Company through that date.

(8) This portion of each option becomes exercisable if the Company's earnings before interest, taxes, depreciation and amortization for calendar years 2000 through 2004 meet or exceed specified targets on an annual or cumulative basis (which exceed the targets referred to in footnote (7) above). In addition, this portion of the option will become exercisable with respect to any remaining shares on June 16, 2009 if the holder has been employed continuously by the Company through that date.

FISCAL YEAR-END OPTION VALUES

         The number and value of options exercised and the number and value of all unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2000 are shown in the following table.


                                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                 FISCAL YEAR-END OPTION VALUES

                                                                           NUMBER OF SHARES
                                                                              UNDERLYING               VALUE OF UNEXERCISED
                                                                       UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                     SHARES                                   12/31/00 (#)                12/31/00 ($)(1)
                                   ACQUIRED ON          VALUE         --------------------------    --------------------------
        NAME                       EXERCISE (#)       REALIZED ($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
--------------------------      -----------------   ---------------   --------------------------    --------------------------
John A. Ciccarelli                   174,000          $3,790,410           28,305/91,767                 $14,153/$45,884
Alan F. McIlroy                       20,071             289,775           25,159/40,458                  205,382/20,229
Raymond E. Bartholomae                 8,795              76,755            9,435/40,458                   34,468/20,229
Michael C. Deis, Sr.                  22,044             323,195           19,886/59,213                  267,997/29,607
Jaime Taronji, Jr.                         0                   0             1,232/8,206                       616/4,103

------------
(1) Represents the excess of $27.50, the fair market value as of December 31, 2000 based on an independent appraisal, over the aggregate option exercise price.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

         The following table sets forth the common shares beneficially owned by each director and executive officer named in the Summary Compensation Table and all directors and executive officers as a group as of March 26, 2001:


                                                                           NUMBER OF COMMON
                                                                         SHARES BENEFICIALLY        % OF COMMON
NAME OF BENEFICIAL OWNER:                                                     OWNED (1)              SHARES(1)
-------------------------                                                -------------------        -----------
Raymond E. Bartholomae(2)                                                          30,512                 *
Stephen Berger(3)                                                               3,666,650               91.6
Joshua C. Cascade(3)                                                            3,666,650               91.6
John A. Ciccarelli(4)                                                              67,566                1.7
Michael C. Deis, Sr.(5)                                                            42,723                1.1
William F. Hopkins(3)                                                           3,666,650               91.6
Alan F. McIlroy(6)                                                                 43,386                1.1
Odyssey (as defined in footnote 3)                                              3,666,650               91.6
Douglas Rotatori(3)                                                             3,666,650               91.6
Jaime Taronji, Jr.(7)                                                               5,143                 *
All executive officers and directors as a group
  (15 persons)(8)                                                               3,982,339               96.4


---------------------
*        Signifies less than 1%.

(1) Beneficial ownership as reported above has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended and generally includes sole or shared voting or investment power with respect to the shares. Includes the number of common shares subject to all outstanding options, including those that will become exercisable as a result of the recapitalization and those that are cashed out in the recapitalization. The percentages of our outstanding common shares are based on 4,004,584 shares outstanding, except for certain parties who hold options that are exercisable into common shares within 60 days. The percentages for those parties who hold options that are exercisable within 60 days are based on the sum of 4,004,584 shares outstanding plus the number of common shares subject to options exercisable within 60 days held by them and no other person, as indicated in the following notes. The number of common shares beneficially owned has been determined by assuming the exercise of options exercisable into common shares within 60 days. Unless otherwise indicated, voting and investment power are exercised solely by each individual and/or a member of his household.

(2) Includes 9,435 common shares issuable upon exercise of options exercisable within 60 days.

(3) Consists of 3,666,650 common shares owned in the aggregate by Odyssey Investment Partners Fund, LP (the "Fund"), certain of its affiliates and certain co-investors (together with the Fund, "Odyssey"). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, New York. Messrs. Berger and Hopkins are managing members of the Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to the shares deemed to be beneficially owned by Odyssey. Mr. Rotatori is a member and Mr. Cascade is an associate of Odyssey Investment Partners, LLC. Each of Messrs. Berger, Cascade, Hopkins and Rotatori disclaim beneficial ownership of these shares.

(4) Includes 28,305 common shares issuable upon exercise of options exercisable within 60 days.

(5) Includes 19,886 common shares issuable upon exercise of options exercisable within 60 days.

(6) Includes 25,159 common shares issuable upon exercise of options exercisable within 60 days.

(7) Includes 1,232 common shares issuable upon exercise of options exercisable within 60 days.

(8) As described in note 3, Messrs. Berger and Hopkins may each be deemed to share voting and investment power with respect to the shares beneficially owned by Odyssey and Messrs. Berger, Cascade, Hopkins and Rotatori disclaim beneficial ownership of the shares beneficially owned by Odyssey. Excluding the shares deemed to be owned by Odyssey, all executive officers and directors as a group beneficially own 315,689 common shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AND ROLLOVER AGREEMENTS

         In connection with the recapitalization, we have entered into employment and other "rollover" agreements with John A. Ciccarelli, Raymond E. Bartholomae, Michael C. Deis, Sr., James W. Fennessy, Mark K. Kaler, Alan F. McIlroy, James C. Stewart, and Jaime Taronji, Jr., each of whom is an executive officer. Generally, the "rollover" agreements required each executive officer to retain common shares and, in most cases, stock options, with a specified aggregate value following the recapitalization. In some cases, the executive officer has agreed to exercise stock options in order to obtain some of the common shares which he has agreed to retain following the recapitalization. These agreements provided that if the executive officer exercised stock options in order to obtain some of the common shares he is required to retain and he so requested, we made a non-interest bearing, recourse loan to him in an amount equal to the exercise price of the options plus the estimated federal and state income tax liability he incurred in connection with the exercise. If the executive officer purchased some of the common shares he is required to retain and he so requested, we made a 6.39% interest deferred recourse loan to him. These loans are secured by a pledge of the shares issued.

         As of March 30, 2001, the amounts outstanding (which are also the largest amount outstanding for these loans during the period January 1, 2000 through March 30, 2001 was $60,787 for Mr. Ciccarelli, $493,988 for
Mr. Bartholomae, $333,585 for Mr. Deis, $64,537 for Mr. Fennessy, $279,719 for Mr. Kaler, $230,547 for Mr. McIlroy, $312,269 for Mr. Stewart, and $108,626 for Mr. Taronji.

ODYSSEY FINANCIAL SERVICES

         In connection with the recapitalization and the related financing transactions, we paid Odyssey a fee of $4.0 million in cash, plus out of pocket expenses of approximately $0.7 million. In connection with the acquisition of Aztec Concrete Accessories, Inc., we paid Odyssey a fee of $350 thousand.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 2000 and 1999.

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 1999, and 1998.

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

         (b) REPORTS ON FORM 8-K. During the quarter ended December 31, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAYTON SUPERIOR CORPORATION

March 29, 2001

                                          By /s/John A. Ciccarelli
                                             -----------------------------------
                                             John A. Ciccarelli
                                             Chairman, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.


       NAME                                   TITLE                                             DATE
/s/John A. Ciccarelli                Director, Chairman, President and Chief                March 29, 2001
---------------------                Executive Officer
John A. Ciccarelli

/s/Alan F. McIlroy                   Vice President and Chief Financial Officer             March 29, 2001
------------------                   (Principal Financial Officer)
Alan F. McIlroy

/s/Thomas W. Roehrig                 Corporate Controller                                   March 29, 2001
--------------------                 (Principal Accounting Officer)
Thomas W. Roehrig

/s/Stephen Berger                    Director                                               April 2, 2001
-----------------
Stephen Berger

/s/Joshua C. Cascade                 Director                                               April 2, 2001
--------------------
Joshua C. Cascade

/s/William F. Hopkins                Director                                               April 2, 2001
---------------------
William F. Hopkins

/s/Douglas Rotatori                  Director                                               April 2, 2001
-------------------
Douglas Rotatori


                                INDEX OF EXHIBITS


  Exhibit No.                    Description

       (3)    ARTICLES OF INCORPORATION AND BY-LAWS
              3.1    Amended   Articles   of   Incorporation   of  the   Company
                     [Incorporated  herein by  reference  to Exhibit  3.1 to the
                     Company's  Registration  Statement  on Form S-4  (Reg.  No.
                     333-41392)]                                                        +

              3.2    Code  of   Regulations   of  the   Company   (as   amended)
                     [Incorporated  herein by  reference  to Exhibit  3.3 to the
                     Company's  Registration  Statement  on Form S-4  (Reg.  No.
                     333-41392)]                                                        +

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

              4.2    Form of Junior Convertible  Subordinated  Indenture between
                     Dayton  Superior  Corporation  and Firstar  Bank,  N.A., as
                     Indenture  Trustee  [Incorporated  herein by  reference  to
                     Exhibit  4.2.3 to the Company's  Registration  Statement on
                     Form S-3 (Reg. 333-84613)]                                         +

              4.2.1  First  Supplemental   Indenture  dated  January  17,  2000,
                     between Dayton Superior Corporation and Firstar Bank, N.A., as Trustee  [Incorporated  herein by  reference  to Exhibit
                     4.6.1 to the  Company's  Annual Report on Form 10-K for the
                     year ended December 31, 1999]                                      +

              4.3    Form of Junior Convertible Subordinated Debenture
                     [Incorporated herein by reference to Exhibit 4.2.3 to the
                     Company's Registration Statement on Form S-3 (Reg.
                     333-84613)]                                                        +

              4.4    Credit  Agreement,  dated June 16, 2000, among the Company, various lending  institutions and Bankers Trust Company, as administrative  agent,  Deutsche Bank Securities,  Inc., as lead arranger and book manager,  and Merrill Lynch, Pierce,
                     Fenner  & Smith  Incorporated,  as  syndicating  agent  and co-arranger. [Incorporated by reference to Exhibit 10.24 to the  Company's  Registration  Statement  on Form S-4  (Reg.
                     333-41392)]                                                        +


       4.5           Indenture  dated  June 16,  2000  among  the  Company,  the
                     Guarantors named therein, as guarantors, and United States
                     Trust Company of New York, as trustee, relating to
                     $170,000,000 in aggregate principal amount of 13% Senior
                     Subordinated Notes due 2009 and registered 13% Senior
                     Subordinated Notes due 2009 [Incorporated by reference to
                     Exhibit 4.1 to the Company's Registration Statement on Form
                     S-4 (Reg. 333-41392)]                                                    +

       4.6           Specimen Certificate of 13% Senior Subordinated Notes due
                     2009 [Incorporated by reference to Exhibit 4.2 to the
                     Company's Registration Statement on Form S-4 (Reg.
                     333-41392)]                                                              +

       4.7           Specimen Certificate of the registered 13% Senior
                     Subordinated Notes due 2009 [Incorporated by reference to
                     Exhibit 4.3 to the Company's Registration Statement on Form
                     S-4 (Reg. 333-41392)]                                                    +

(10)   MATERIAL CONTRACTS
       10.1   Agreement and Plan of Merger dated January 19, 2000 by and between the Company and Stone Acquisition Corp. [Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement
              on Form S-4 (Reg. 333-41392)]                                                   +

       10.2   Management Incentive Plan [Incorporated herein by reference to
              Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1998]                                                   +

       10.3   Employment Agreement dated January 19, 2000 by and between Dayton
              Superior Corporation and John A. Ciccarelli [Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1999]                                 +*

       10.4   Employment Agreement dated January 19, 2000 by and between Dayton
              Superior Corporation and Alan F. McIlroy [Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1999]                                      +*

       10.5   Employment Agreement dated January 19, 2000 by and between Dayton
              Superior Corporation and Raymond E. Bartholomae [Incorporated
              herein by reference to Exhibit 10.12 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1999]                       +*



       10.6   Employment Agreement dated January 19, 2000 by and between Dayton
              Superior Corporation and Michael C. Deis, Sr. [Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1999]                           +*

       10.7   Employment Agreement dated January 19, 2000 by and between Dayton
              Superior Corporation and James C. Stewart [Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1999]                                +*

       10.8   Employment Agreement, dated as of January 19, 2000, between the
              Company and Mark K. Kaler, as in effect on June 16, 2000
              [Incorporated by reference to Exhibit 10.20 to the Company's
              Registration Statement on Form S-4 (Reg. 333-41392)]                      +*

       10.9   Employment Agreement dated as of January 19, 2000, between the
              Company and James W. Fennessy, as in effect on June 16, 2000
              [Incorporated by reference to Exhibit 10.21 to the Company's
              Registration Statement on Form S-4 (Reg. 333-41392)]                      +*

       10.10  Employment Agreement dated as of January 19, 2000, between the
              Company and Jaime Taronji, Jr., as in effect on June 16, 2000
              [Incorporated by reference to Exhibit 10.22 to the Company's
              Registration Statement on Form S-4 (Reg. 333-41392)]                      +*

       10.11  Form  of  Option   Exercise,   Cancellation  and  Equity  Rollover
              Agreement  dated January 19, 2000 by and among Stone  Acquisition,
              Dayton Superior  Corporation and each of John A. Ciccarelli,  Alan
              F. McIlroy, Raymond E. Bartholomae, Michael C. Deis, Sr., James C.
              Stewart,  Mark K.  Kaler and James W.  Fennessy  [Incorporated  by
              reference to Exhibit 10.15 to the Company's  Annual Report on Form
              10-K for the year ended December 31, 1999]                                +

       10.12  Management Stockholder's Agreement dated June 16,2000 by and among the Company, Odyssey Investment Partners Fund, LP and the
              Management Stockholders named therein [Incorporated by reference to Exhibit 10.25 to the company's Registration Statement on Form
              S-4 (Reg. 333-41392]                                                      +

       10.13  Dayton  Superior  Corporation  2000 Stock  Option Plan and form of
              Stock Option Agreement                                                    **


(21)   SUBSIDIARIES OF THE REGISTRANT
       21.1   Subsidiaries of the Company                                               **

----------------------------
* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.
** Filed herewith
 + Previously filed