Form 10-Q
period 2001-03-30
DAYTON SUPERIOR CORP
filed 2001-05-14
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                COMMISSION FILE NUMBER
   MARCH 30, 2001                                            1-11781


                           DAYTON SUPERIOR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                       31-0676346
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)


7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                    45459
--------------------------------------                ----------------
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

4,004,584 Class A Common Shares were outstanding as of May 10, 2001

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                   As of March 30, 2001 and December 31, 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                           March 30,          December 31,
                                                                                             2001                 2000
                                                                                       -----------------    -----------------
                                       ASSETS
Current assets:
   Cash                                                                                    $   2,036          $   1,782
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $5,208 and $5,331                                        60,909             55,786
   Inventories (Note 4)                                                                       50,053             43,316
   Prepaid expenses and other current assets                                                   6,857              5,938
   Prepaid income taxes                                                                        5,503              6,742
   Future income tax benefits                                                                  5,966              5,841
                                                                                           ----------         ----------
       Total current assets                                                                  131,324            119,405
                                                                                           ----------         ----------

Rental equipment, net (Note 4)                                                                64,534             64,453
                                                                                           ----------         ----------

Property, plant and equipment                                                                 91,870             86,060
   Less accumulated depreciation                                                             (34,620)           (32,885)
                                                                                           ----------         ----------
       Net property, plant and equipment                                                      57,250             53,175
                                                                                           ----------         ----------

Goodwill and intangible assets, net of accumulated amortization                              130,812             97,044
Other assets                                                                                     946              1,341
                                                                                           ----------         ----------
                  Total assets                                                             $ 384,866          $ 335,418
                                                                                           ==========         ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 5)                                           $   6,942          $   6,246
   Accounts payable                                                                           27,066             25,497
   Accrued compensation                                                                       12,930             14,536
  Other accrued liabilities                                                                   18,124             12,258
                                                                                           ----------         ----------
       Total current liabilities                                                              65,062             58,537

Long-term debt, net (Note 5)                                                                 275,851            239,679
Deferred income taxes                                                                         13,895             17,635
Other long-term liabilities                                                                   13,487              6,371
                                                                                           ----------         ----------
       Total liabilities                                                                     368,295            322,222
                                                                                           ----------         ----------

Shareholders' equity:
  Class A common shares                                                                      101,212             92,826
  Loans to shareholders                                                                       (2,342)            (2,039)
  Cumulative other comprehensive income (loss)                                                  (455)              (340)
  Accumulated deficit                                                                        (81,844)           (77,251)
                                                                                           ----------         ----------
       Total shareholders' equity                                                             16,571             13,196
                                                                                           ----------         ----------
       Total liabilities and shareholders' equity                                          $ 384,866          $ 335,418
                                                                                           ==========         ==========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
       For The Three Fiscal Months Ended March 30, 2001 and March 31, 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                         March 30,        March 31,
                                                                                            2001             2000
                                                                                        ----------       -----------
Net sales                                                                               $  83,357        $   76,505

Cost of sales, including $2,272 of additional depreciation from change in
   accounting estimate in 2001 (Note 4)                                                    56,747            49,374
                                                                                        ----------       -----------

   Gross profit                                                                            26,610            27,131

Selling, general and administrative expenses                                               25,623            22,907

Amortization of goodwill and intangibles                                                      937               624
                                                                                        ----------       -----------

   Income from operations                                                                      50             3,600

Other expenses
   Interest expense                                                                         8,785             2,728
   Other expense, net                                                                          10                19
                                                                                        ----------       -----------

   Income (loss) before provision for income taxes                                         (8,745)              853

Provision (benefit) for income taxes                                                       (4,154)              380
                                                                                        ----------       -----------

   Net income (loss)                                                                       (4,591)              473

Dividends on Company-obligated mandatorily redeemable convertible trust preferred
   securities, net of income tax benefit                                                        -               316
                                                                                        ----------       -----------
   Net income (loss) available to common shareholders                                   $  (4,591)        $     157
                                                                                        ==========       ===========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
       For The Three Fiscal Months Ended March 30, 2001 and March 31, 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                            March 30,        March 31,
                                                                                              2001             2000
                                                                                           ----------       -----------
Cash Flows From Operating Activities:
   Net income (loss)                                                                        $(4,591)     $     473
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation, including $2,272 from change in accounting estimate (Note 4)               6,072          3,073
     Amortization of goodwill and intangibles                                                   937            624
     Deferred income taxes                                                                     (448)        (1,084)
     Amortization of deferred financing costs and debt discount                                 529            193
       Gain on sales of rental equipment and property, plant and equipment                   (1,949)        (1,407)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                    (2,894)        (7,863)
      Inventories                                                                            (4,994)        (4,134)
      Accounts payable                                                                         (948)         2,515
      Accrued liabilities and other long-term liabilities                                     2,988         (3,815)
      Other, net                                                                             (2,260)           794
                                                                                           ----------       ------
           Net cash used in operating activities                                             (7,558)       (10,631)
                                                                                           ----------       ------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                                   (1,833)        (2,207)
   Rental equipment additions                                                                (5,144)        (4,158)
   Proceeds from sales of rental equipment                                                    2,802          2,639
   Acquisitions (Note 3)                                                                    (29,948)        (1,467)
   Refunds of purchase price on acquisitions (Note 3)                                           142            320
                                                                                           ----------       ------
           Net cash used in investing activities                                            (33,981)        (4,873)
                                                                                           ----------       ------

Cash Flows From Financing Activities:
   Issuance of long-term debt, net                                                           36,667         13,440
   Dividends on Company-obligated mandatorily redeemable convertible trust
     preferred securities, net of income tax benefit                                              -           (316)
   Issuance of Class A common shares                                                          5,241              7
                                                                                           ----------       ------
           Net cash provided by financing activities                                         41,908         13,131
                                                                                           ----------       ------

Effect of Exchange Rate Changes on Cash                                                        (115)             8
                                                                                           ----------       ------

           Net increase (decrease) in cash                                                      254         (2,365)

Cash, beginning of period                                                                     1,782          4,553
                                                                                           ----------       ------
Cash, end of period                                                                         $ 2,036      $   2,188
                                                                                           ==========       ======
Supplemental Disclosures:
   Cash refunded for income taxes, net                                                      $(3,384)     $     (86)
   Cash paid for interest                                                                     2,310          3,927
   Issuance of Class A common shares in conjunction with acquisition                          2,842           -
   Issuance of Class A common shares and loans to shareholders                                  309           -


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income (Loss)
       For The Three Fiscal Months Ended March 30, 2001 and March 31, 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                            March 30,        March 31,
                                                                                              2001             2000
                                                                                           ----------       -----------

Net income (loss)                                                                        $  (4,591)          $  473
Dividends on Company-obligated mandatorily redeemable convertible trust
    preferred securities, net of income tax benefit                                              -             (316)
Other comprehensive income:
     Foreign currency translation adjustment                                                  (115)               8
                                                                                           ----------       -----------

Comprehensive income (loss)                                                              $  (4,706)        $    165
                                                                                           ==========       ===========






         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 30, 2001 AND MARCH 31, 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 2000.


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


(3) ACQUISITIONS

     (a) AZTEC CONCRETE ACCESSORIES, INC. --On January 4, 2001, the Company acquired the stock of Aztec Concrete Accessories, Inc. ("Aztec") for approximately $32,800, including acquisition costs. The payment of the purchase price consisted of cash of approximately $29,900 and 105,263 common shares valued at approximately $2,900. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey and an increase of approximately $24,700 to the new credit facility. The business is being operated as part of the Company's concrete accessories business.

         The acquisition has been accounted for as a purchase, and the results of Aztec have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $43,700, including goodwill of approximately $35,100) and liabilities assumed (approximately $10,900). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

     (b) CONSPEC MARKETING & MANUFACTURING CO., INC.--On July 17, 2000, the Company acquired all of the stock of Conspec Marketing & Manufacturing Co., Inc.(now known as Dayton Superior Specialty Chemical Corp.), Conspec Performance Products, Inc. and Bristol Investments, Inc. (collectively "Conspec") for $24,200 in cash, including acquisition costs, a payment of approximately $1,000 in the second quarter of 2001 for a tax election, less a working capital reduction of approximately $100 received in the first quarter of 2001. The business is being operated as part of the Company's concrete accessories business.

         The acquisition has been accounted for as a purchase, and the results of Conspec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $29,500, including goodwill of $18,500) and liabilities assumed (approximately $5,300). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

     (c) POLYTITE MANUFACTURING CORP.--On February 9, 2000, the Company acquired substantially all of the assets and assumed certain of the liabilities of Polytite Manufacturing Corp. ("Polytite") for approximately $1,600 in cash, including acquisition costs. The business is being operated as part of the Company's concrete accessories business.

         The acquisition has been accounted for as a purchase, and the results of Polytite have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $2,100, including goodwill of $1,500) and liabilities assumed (approximately $500). Pro forma financial information is not required.

     (d) SOUTHERN CONSTRUCTION PRODUCTS, INC.--Effective October 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. for approximately $8,300 in cash, including acquisition costs, less a purchase price reduction of approximately $300 received in the first quarter of 2000. The business is being operated as part of the Company's concrete accessories business.

(4) ACCOUNTING POLICIES

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 2000. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the LIFO reserve (based upon the Company's best estimate of inflation to date) and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

     (a) FISCAL QUARTER--The Company's fiscal year end is December 31. The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

     (b) INVENTORIES--Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company had no LIFO reserve as of March 30, 2001 and December 31, 2000.

         Following is a summary of the components of inventories as of March 30, 2001 and December 31, 2000:

                                                       March 30,    December 31,
                                                         2001           2000
                                                       ---------    ------------
         Raw materials                                 $ 10,425      $  9,966
         Finished goods and work in progress             42,453        35,503
                                                       ---------    ------------
                                                         52,878        45,469
         Net realizable value reserve                    (2,825)       (2,153)
                                                       ---------    ------------
                                                       $ 50,053      $ 43,316
                                                       =========    ============

     (c) RENTAL EQUIPMENT--Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of March 30, 2001 and December 31, 2000 are net of accumulated depreciation of $12,900 and $11,527, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                                                    Three fiscal months ended
                                                  -----------------------------
                                                  March 30,           March 31,
                                                    2001                2000
                                                  ---------           ---------
         Rental revenue                           $12,205             $11,280
         Cost of sales                              4,476               2,175

         Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of certain items within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing this expenditure. Simultaneously, the useful lives of these items were reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change, the Company's gross profit and income from operations for the three fiscal months ended March 30, 2001 were decreased by $2,272.

     (d) RECLASSIFICATIONS--Certain reclassifications have been made to the 2000 amounts to conform to their 2001 classifications.

(5) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of March 30, 2001 and December 31, 2000:

                                                                                       March 30,            December 31,
                                                                                         2001                  2000
                                                                                    ------------          ------------
Revolving credit facility, weighted average interest rate of 8.1%                       $ 18,675              $ 6,000
Acquisition credit facility, weighted average interest rate of 8.9%                       24,000                  -
Term Loan Tranche A, weighted average interest rate of 7.9%                               22,161               22,161
Term Loan Tranche B, weighted average interest rate of 8.8%                               53,500               53,500
Senior Subordinated Notes, interest rate of 13.0%                                        170,000              170,000
Debt discount on Senior Subordinated Notes                                               (11,899)             (12,100)
Debentures previously held by Dayton Superior Capital Trust, interest rate of
     9.1%, due on demand                                                                   1,214                1,214
Note payable to one of the former stockholders of Symons Corporation, interest
     rate of 10.5%                                                                         5,000                5,000
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                     142                  150
                                                                                    ------------          ------------
Total long-term debt                                                                     282,793              245,925
Less current maturities                                                                   (6,942)              (6,246)
                                                                                    ------------          ------------
Long-term portion                                                                       $275,851            $239,679
                                                                                    ============          ============


As of March 30, 2001, the Company's credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $77,000, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $53,500 tranche B facility maturing June 2008.

The credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002, (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing three years from the closing (June 2004).

The credit facility has several interest rate options, which re-price on a short-term basis.

At March 30, 2001, all of the $50,000 revolving credit facility was available, of which $18,675 was outstanding. The average borrowings, maximum borrowings, and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

                                               Three fiscal months ended
                                          -----------------------------------
                                            March 30,             March 31,
                                              2001                  2000
                                          --------------       --------------
Revolving Credit Facility:
    Average borrowing                       $ 11,386               $5,545
    Maximum borrowing                         19,900               14,095
    Weighted average interest rate             10.4%                9.5%


The credit facility contains certain restrictive covenants which, among other things, require that the Company maintain a minimum interest coverage ratio and a minimum EBITDA level and not exceed a certain leverage ratio. The Company was in compliance with its loan covenants as of March 30, 2001.

The Senior Subordinated Notes ("the Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have provided a guarantee of the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. All of the assets of the Company other than the assets of the wholly-owned foreign non-guarantor subsidiaries, are pledged as collateral on the Notes. Following are the supplemental consolidated condensed balance sheets as of March 30, 2001 and December 31, 2000, as well as the supplemental consolidated condensed statements of operations and cash flows for the three fiscal months ended March 30, 2001 and March 31, 2000.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                              As of March 30, 2001

                                                    Dayton
                                                    Superior        Guarantor      Non Guarantor
                                                   Corporation    Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                   -----------    ------------     -------------    ------------      ------------
ASSETS
Cash                                                 $  1,172        $      4         $    860      $       -           $  2,036
Accounts receivable, net                               27,631          32,202            1,076              -             60,909
Inventories                                            21,129          28,018              906              -             50,053
Intercompany                                           72,839         (71,542)         (1,297)              -                  -
Other current assets                                   10,386           7,776              164              -             18,326
                                                     --------        --------         --------      ---------           --------
    TOTAL CURRENT ASSETS                              133,157          (3,542)           1,709              -            131,324
Property, plant and equipment, net                     21,702          35,368              180              -             57,250
Rental equipment, net                                   6,699          57,773               62              -             64,534
Investment in subsidiaries                            110,652               -                -       (110,652)                 -
Other assets                                           56,436          75,322                -              -            131,758
                                                     --------        --------         --------      ---------           --------
    TOTAL ASSETS                                     $328,646        $164,921         $  1,951      $(110,652)          $384,866
                                                     ========        ========         ========      =========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt                 $  6,942        $      -         $      -      $       -           $  6,942
Accounts payable                                       12,900          13,817              349              -             27,066
Accrued liabilities                                    16,522          14,558              (26)             -             31,054
                                                     --------        --------         --------      ---------           --------
    TOTAL CURRENT LIABILITIES                          36,364          28,375              323              -             65,062
Long-term debt, net                                   275,851               -                -              -            275,851
Other long-term liabilities                             4,603          22,591              188              -             27,382
Total shareholders' equity (deficit)                   11,828         113,955            1,440       (110,652)            16,571
                                                     --------        --------         --------      ---------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                        $328,646        $164,921         $  1,951      $(110,652)          $384,866
                                                     ========        ========         ========      =========           ========

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2000

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                  -----------    ------------     -------------    ------------     ------------
ASSETS
Cash                                                $  1,603         $   (825)         $1,004          $      -        $  1,782
Accounts receivable, net                              20,912           33,648           1,226                            55,786
Inventories                                           20,903           21,440             973                 -          43,316
Intercompany                                          69,643          (70,595)            952                 -               -
Other current assets                                  11,364            6,856             301                 -          18,521
                                                  -----------    ------------     -------------    ------------     ------------
    TOTAL CURRENT ASSETS                             124,425           (9,476)          4,456                 -         119,405

Property, plant and equipment, net                    24,169           28,824             182                 -          53,175
Rental equipment, net                                  6,768           57,596              89                 -          64,453
Investment in subsidiaries                            79,598                -               -           (79,598)              -
Other assets                                          57,653           40,732               -                 -          98,385
                                                  -----------    ------------     -------------    ------------     ------------
    TOTAL ASSETS                                    $292,613         $117,676          $4,727          $(79,598)       $335,418
                                                  ===========    ============     =============    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt                $  6,246         $      -          $    -          $      -        $  6,246
Accounts payable                                      13,394           11,733             370                 -          25,497
Accrued liabilities                                   18,224            8,252             318                 -          26,794
                                                  -----------    ------------     -------------    ------------     ------------
    TOTAL CURRENT LIABILITIES                         37,864           19,985             688                 -          58,537
Long-term debt, net                                  239,679                -               -                 -         239,679
Other long-term liabilities                            6,301           17,504             201                 -          24,006
Total shareholders' equity (deficit)                   8,769           80,187           3,838           (79,598)         13,196
                                                  -----------    ------------     -------------    ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                       $292,613         $117,676          $4,727          $(79,598)       $335,418
                                                  ===========    ============     =============    ============     ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 30, 2001

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     -------------    ------------
Net sales                                           $39,778        $41,913            $1,666           $83,357
Cost of sales                                        26,579         29,125             1,043            56,747
                                                 -----------    ------------     -------------    ------------
   Gross profit                                      13,199         12,788               623            26,610
Selling, general and administrative
   expenses                                           9,889         15,345               389            25,623
Amortization of goodwill and intangibles                459            478               -                 937
Management fees                                        (40)             -                 40               -
                                                 -----------    ------------     -------------    ------------
   Income (loss) from operations                      2,891        (3,035)               194                50
Other expenses
   Interest expense                                   8,641            144               -               8,785
   Other expense (income), net                            6              5               (1)                10
                                                 -----------    ------------     -------------    ------------
   Income (loss) before provision (benefit)
     for income taxes                               (5,756)        (3,184)               195           (8,745)
Provision (benefit) for income taxes                (2,731)        (1,511)                88           (4,154)
                                                 -----------    ------------     -------------    ------------
Net income (loss) available to common
   shareholders                                    $(3,025)       $(1,673)              $107          $(4,591)
                                                 ===========    ============     =============    ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 31, 2000

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     -------------    ------------
Net sales                                           $39,771         $35,312          $1,422           $76,505
Cost of sales                                        25,707          22,729             938            49,374
                                                 -----------    ------------     -------------    ------------
   Gross profit                                      14,064          12,583             484            27,131
Selling, general and administrative
   expenses                                           9,162          13,396             349            22,907
Amortization of goodwill and intangibles                431             193               -               624
Management fees                                        (40)               -              40                 -
                                                 -----------    ------------     -------------    ------------
   Income (loss) from operations                      4,511         (1,006)              95             3,600
Other expenses
   Interest expense (income)                          2,749            (21)               -             2,728
   Other expense, net                                     -              18               1                19
                                                 -----------    ------------     -------------    ------------
   Income before provision (benefit) for
     income taxes                                     1,762         (1,003)              94               853
Provision (benefit) for income taxes                    768           (436)              48               380
                                                 -----------    ------------     -------------    ------------
Net Income                                              994           (567)              46               473
Dividends on Company-obligated
   mandatorily redeemable convertible
   trust preferred securities, net of
   income tax benefit                                   316               -               -               316
                                                 -----------    ------------     -------------    ------------
Net income (loss) available to common
   shareholders                                        $678          $(567)             $46              $157
                                                 -----------    ------------     -------------    ------------

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 30, 2001

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $(3,025)         $(1,673)          $107           $(4,591)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization                    2,076           5,456              6              7,538
       Deferred income taxes                            (448)              -             -                (448)
       Gain on sales of rental equipment and
       fixed assets                                     (191)         (1,718)           (40)            (1,949)
   Change in assets and liabilities, net of
     the effects of acquisitions                      (6,972)           1,265        (2,401)            (8,108)
                                                  -----------    ------------     ------------     ------------
       Net cash provided by (used in)
       operating activities                           (8,560)           3,330        (2,328)            (7,558)
                                                  -----------    ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions               (844)           (974)           (15)            (1,833)
  Rental equipment additions                            (296)         (4,829)           (19)            (5,144)
  Proceeds from sale of rental equipment                  363           2,355             84              2,802
  Acquisitions                                       (29,948)              -             -             (29,948)
  Refunds of purchase price on acquisitions               142              -             -                  142
                                                  -----------    ------------     ------------     ------------
       Net cash provided by (used in)
       investing activities                          (30,583)         (3,448)             50           (33,981)
                                                  -----------    ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                      36,667              -             -               36,667
  Issuance of Class A common shares                     5,241              -             -                5,241
  Intercompany                                          3,196             947          2,249                 -
                                                  -----------    ------------     ------------     ------------
       Net cash provided by (used in)
       financing activities                            38,712             947          2,249             41,908
                                                  -----------    ------------     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   -                -           (115)              (115)
                                                  -----------    ------------     ------------     ------------

       Net increase (decrease) in cash                  (431)             829          (144)                254

CASH, beginning of period                               1,603           (825)          1,004              1,782
                                                  -----------    ------------     ------------     ------------

CASH, end of period                                   $ 1,172            $  4           $860            $ 2,036
                                                  ===========    ============     ============     ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 31, 2000

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 994         $(567)             $ 46            $  473
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                   1,598          2,284                8             3,890
       Deferred income taxes                         (1,084)             -               -             (1,084)
       Gain on sales of rental equipment and
       fixed assets                                    (218)        (1,204)               15           (1,407)
   Change in assets and liabilities, net of
     the effects of acquisitions                     (8,479)        (2,481)          (1,543)          (12,503)
                                                  -----------    ------------     ------------     ------------
       Net cash provided by (used in)
       operating activities                          (7,189)        (1,968)          (1,474)          (10,631)
                                                  -----------    ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions              (865)        (1,339)              (3)           (2,207)
  Rental equipment additions                           (898)        (3,257)              (3)           (4,158)
  Proceeds from sale of rental equipment                 490          2,149              -               2,639
  Acquisitions                                       (1,467)             -               -             (1,467)
  Refunds of purchase price on acquisitions              320             -               -                 320
                                                  -----------    ------------     ------------     ------------
       Net cash used in investing activities         (2,420)        (2,447)              (6)           (4,873)
                                                  -----------    ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                     13,440             -               -              13,440
  Issuance of Class A common shares                        7             -               -                   7
  Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit             (316)             -               -               (316)
  Intercompany                                       (5,559)          5,261              298               -
                                                  -----------    ------------     ------------     ------------
       Net cash provided by (used in)
       financing activities                            7,572          5,261              298            13,131
                                                  -----------    ------------     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 -                -                 8                 8
                                                  -----------    ------------     ------------     ------------
       Net increase (decrease) in cash               (2,037)            846          (1,174)           (2,365)

CASH, beginning of period                              3,488          (361)            1,426             4,553
                                                  -----------    ------------     ------------     ------------
CASH, end of period
                                                     $ 1,451          $ 485            $ 252           $ 2,188
                                                  ===========    ============     ============     ============

(6) STOCK OPTION PLANS

The Company has a stock option plan, which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) available to common shareholders for the three fiscal months ended March 30, 2001 and March 31, 2000 would have been reduced to the following pro forma amounts:

                                                    Three fiscal months ended
                                                 -------------------------------
                                                  March 30,           March 31,
                                                    2001                2000
                                                  --------            --------
Net income (loss) available to
    common shareholders         As Reported       $ (4,591)            $ 157
                                Pro Forma           (4,786)               99


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of March 30, 2001, the Company has a total of 570,946 stock options outstanding at a weighted average exercise price per share of $24.22. There has been no activity in the Company's stock options for the three fiscal months ended March 30, 2001.


(7) SEGMENT REPORTING

The Company operates in three segments, each with a general manager: concrete accessories, concrete forming systems, and paving products. Effective January 1, 2001, the masonry products business was merged into the concrete accessories segment as a product line. The segments are differentiated by their products and services, all of which serve the construction industry.

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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three fiscal months ended March 30, 2001 and March 31, 2000 follows:

                                                       Three fiscal months ended
                                                       -------------------------
                                                        March 30,      March 31,
                                                          2001           2000
                                                        ---------      ---------
Concrete Accessories                                    $ 48,549       $ 42,723
Concrete Forming Systems                                  24,961         26,487
Paving Products                                            9,847          7,295
                                                        ---------      ---------
Net sales to external customers                         $ 83,357       $ 76,505
                                                        =========      =========

Concrete Accessories                                    $  1,098       $  1,023
Concrete Forming Systems                                   1,298          1,774
Paving Products                                              417            659
                                                        ---------      ---------
Net sales to other segments                             $  2,813       $  3,456
                                                        =========      =========

Concrete Accessories                                    $  4,364       $  4,686
Concrete Forming Systems                                  (1,645)         2,071
Paving Products                                              279            (18)
Corporate                                                 (1,588)        (1,464)
Intersegment Eliminations                                 (1,360)        (1,675)
                                                        ---------      ---------
Income from operations                                  $     50       $  3,600
                                                        =========      =========

Concrete Accessories                                    $  3,161       $    936
Concrete Forming Systems                                   5,013          1,662
Paving Products                                              611            130
                                                        ---------      ---------
Interest expense                                        $  8,785       $  2,728
                                                        =========      =========

Concrete Accessories                                    $  1,193       $  3,750
Concrete Forming Systems                                  (6,658)           409
Paving Products                                             (332)          (148)
Corporate                                                 (1,588)        (1,483)
Intersegment Eliminations                                 (1,360)        (1,675)
                                                        ---------      ---------
Income (loss) before income taxes                       $ (8,745)      $    853
                                                        =========      =========

Concrete Accessories                                    $  1,282       $  1,243
Concrete Forming Systems                                   4,454          1,602
Paving Products                                              274            214
Corporate                                                     62             14
                                                        ---------      ---------
Depreciation                                            $  6,072       $  3,073
                                                        =========      =========

Concrete Accessories                                    $    826       $    498
Concrete Forming Systems                                      62             97
Paving Products                                               49             29
                                                        ---------      ---------
Amortization of goodwill and intangibles                $    937       $    624
                                                        =========      =========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three fiscal months ended March 30, 2001 and March 31, 2000 is as follows:

                                                       Three fiscal months ended
                                                       -------------------------
                                                        March 30,      March 31,
                                                           2001          2000
                                                        ---------      ---------
Concrete Accessories                                      $1,021       $1,067
Concrete Forming Systems                                     610          656
Paving Products                                              202          471
Corporate                                                   --             13
                                                        ---------      ------
   Property, Plant and Equipment Additions                $1,833       $2,207
                                                        =========      ======

Concrete Accessories                                      $  329       $  900
Concrete Forming Systems                                   4,815        3,258
                                                        ---------      ------
Rental Equipment Additions                                $5,144       $4,158
                                                        =========      ======

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of March 30, 2001 and December 31, 2000 is as follows:

                                                                   As of
                                                         -----------------------
                                                         March 30,  December 31,
                                                            2001        2000
                                                         ---------  ------------
Concrete Accessories                                     $ 210,163    $161,213
Concrete Forming Systems                                   126,005     130,555
Paving Products                                             25,015      19,386
Corporate and Unallocated                                   23,683      24,264
                                                          ---------  ----------
Total Assets                                             $ 384,866   $ 335,418
                                                         =========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of March 30, 2001, we have three principal operating divisions, which are organized around the following product lines:

     -    Concrete Accessories;
     -    Concrete Forming Systems; and
     -    Paving Products.

ACQUISITIONS

We have completed and integrated three acquisitions since the beginning of 2000. These acquisitions are summarized in the following table:

                                                                                                    Purchase Price
        Date                       Business Acquired                         Division                (In Millions)
        ----                       -----------------                         --------                  ---------
February 2000          Polytite                                   Concrete Accessories                   $  1.6
July 2000              Conspec                                    Concrete Accessories                     24.2
January 2001           Aztec Concrete Accessories                 Concrete Accessories                     32.8

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                                             THREE FISCAL MONTHS ENDED
                                                                          ---------------------------------
                                                                              March 30,        March 31,
                                                                               2001              2000
                                                                              ---------        ---------
Net sales                                                                      100.0%           100.0%
Cost of sales                                                                   68.1             64.5
                                                                              ---------        ---------
Gross profit                                                                    31.9             35.5
Selling, general and administrative expenses                                    30.7             29.9
Amortization of goodwill and intangibles                                         1.1              0.9
                                                                              ---------        ---------
Income from operations                                                           0.1              4.7
Interest expense, net                                                           10.5              3.6
Other expense, net                                                               0.1              -
                                                                              ---------        ---------
Income (loss) before provision (benefit) for income taxes                      (10.5)             1.1
Provision (benefit) for income taxes                                            (5.0)             0.5
                                                                              ---------        ---------
Net income (loss)                                                               (5.5)             0.6
Dividends from Company-obligated mandatorily redeemable convertible
     trust preferred securities, net of income tax benefit                       -                0.4
                                                                              ---------        ---------
Net income (loss) available to common shareholders                              (5.5)%            0.2%
                                                                              =========       ==========


COMPARISON OF THREE FISCAL MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000

NET SALES

Net sales increased $6.9 million, or 9.0%, to $83.4 million in the first quarter of 2001 from $76.5 million in the first quarter of 2000. The following table summarizes our net sales by segment:

                                             Three fiscal months ended
                               ------------------------------------------------------
                                   March 30, 2001         March 31, 2000
                               ---------------------    ------------------
                                                   (In thousands)
                               Net Sales        %       Net Sales      %     % Change
                               ---------      ------    ---------    -----   --------
Concrete accessories            $49,647        59.6%     $43,746      57.2%    13.5%
Concrete forming systems         26,259        31.5       28,261      36.9     (7.1)
Paving products                  10,264        12.3        7,954      10.4     29.0
Intersegment eliminations        (2,813)       (3.4)      (3,456)     (4.5)   (18.6)
                                -------       -----      -------     -----
Net sales                       $83,357       100.0%     $76,505     100.0%     9.0%
                                =======       =====      =======     =====

Net sales of concrete accessories increased $5.9 million, or 13.5%, to $49.6 million in the first quarter of 2001 from $43.7 million in the first quarter of 2000, primarily due to the acquisition of Aztec, which contributed $4.6 million, and the acquisition of Conspec, which contributed $4.2 million. This was partially offset by decreases in the existing businesses due to the harsh winter weather experienced in the first quarter of 2001 as compared to the mild weather in the first quarter of 2000. Net sales of concrete forming systems decreased 7.1% to $26.3 million for the first quarter of 2001 compared to $28.3 million in the first quarter of 2000, primarily due to the harsh winter weather experienced in the first quarter of 2001 as compared to a mild weather in the first quarter of 2000. Net sales of paving products increased $2.3 million, or 29.0%, in the first quarter of 2001 compared to the first quarter of 2000 primarily due to an increase in volume as a result of the construction funded by the Transportation Equity Act for the 21st Century, known as TEA-21.

GROSS PROFIT

Gross profit for the first quarter of 2001 was $26.6 million, a slight decrease from $27.1 million in the first quarter of 2000, primarily due to the change in accounting estimate relating to the depreciable lives of a portion of the rental fleet, which reduced gross profit by approximately $2.3 million for the three fiscal months ended March 30, 2001. This was mostly offset by gross profit from the higher net sales. Gross margin was 31.9% in the first quarter of 2001, decreasing from 35.5% in 2000. Excluding the change in accounting estimate, gross margin was 34.6% in the first quarter of 2001. The remaining decrease from the first quarter of 2000 was due to higher energy costs, the lack of absorption of fixed overhead costs as a result of decreased sales in the existing businesses, a higher mix of lower gross margin paving products, and a lower mix of higher gross margin concrete forming systems.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") increased $2.7 million to $25.6 million in the first quarter of 2001, from $22.9 million in the first quarter of 2000, primarily due to the acquisitions of Aztec and Conspec and, to a lesser extent, inflationary increases.

Amortization of goodwill and intangibles increased to $0.9 million in the first quarter of 2001 from $0.6 million in the first quarter of 2000 due to the acquisitions of Aztec and Conspec.

OTHER EXPENSES

Interest expense increased to $8.8 million in the first quarter of 2001 from $2.7 million in the first quarter of 2000 due to increased long-term debt resulting from the recapitalization in June 2000.

INCOME (LOSS) BEFORE INCOME TAXES

Net loss before income taxes in the first quarter of 2001 was ($8.7) million as compared to income of $0.9 million in the first quarter of 2000 and was comprised of the following:

                                                Three fiscal months ended
                                             --------------------------------
                                               March 30,           March 31,
                                                 2001                 2000
                                             --------------     --------------
                                                      (In thousands)
          Concrete accessories                  $ 1,193            $ 3,750
          Concrete forming systems               (6,658)               409
          Paving products                          (332)              (148)
          Corporate                              (1,588)            (1,483)
          Intersegment eliminations              (1,360)            (1,675)
                                                -------            -------
          Income before income taxes            $(8,745)           $   853
                                                =======            =======


Concrete accessories' income before income taxes of $1.2 million in the first quarter of 2001 decreased from $3.8 million in the first quarter of 2000 due to higher interest expense of $1.9 million. Additionally, the harsh winter weather experienced in the first quarter of 2001 negatively impacted net sales volume. This was only partially offset by the benefit provided from the acquisitions of Aztec and Conspec. Concrete forming systems' loss before income taxes was $6.7 million in the first quarter of 2001 in comparison to income of $0.4 million in the first quarter of 2000 due to the change in accounting estimate relating to the depreciable lives of a portion of the rental fleet, which reduced gross profit by approximately $2.3 million; higher interest expense of $3.4 million; and harsh winter weather negatively impacting net sales volume. The loss before income taxes from paving products increased to $0.3 million in the first quarter of 2001 from a loss of $0.1 million in the first quarter of 2000 due to higher interest expense of $0.5 million, partially offset by the increased net sales volume in the first quarter of 2001. Corporate expenses increased slightly to $1.6 million from $1.5 million. Elimination of profit on intersegment sales was $1.4 million in the first quarter of 2001 compared to $1.7 million in the first quarter of 2000, due to lower intersegment sales volume as a result of the harsh winter weather experienced in the first quarter of 2001.

NET INCOME (LOSS)

The effective tax rate increased to 47.5% in the first quarter of 2001 from 44.5% in the first quarter of 2000 primarily due to the effect of permanent non-deductible items on lower income before income taxes. Net loss for the first quarter of 2001 was $4.6 million compared to net income of $0.5 million in the first quarter of 2000 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, amounts available under the revolving credit facility and cash gap, which is used to control working capital. Cash gap is defined as the number of days of outstanding accounts receivable, plus the number of days of inventory on hand, less the number of days of outstanding accounts payable.

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first three months of 2001 was $7.6 million and was comprised of the following:


     -    $(4.6) million of net loss,
     -    $ 5.1 million of non-cash reductions to the net loss, and
     -    $(8.1) million of normal seasonal working capital growth

The Company invested in the following:

     -    $4.2 million in net capital expenditures, and
     -    $29.8 million of acquisitions, net.

As of March 30, 2001, the Company had long-term debt of $282.8 million, comprised of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $158.1 million, (b) $118.3 million outstanding of a $157.0 million credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the delayed-draw tranche A facility and a $53.5 million term loan under the tranche B facility, (c) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, (d) a $5.0 million note to one of the former stockholders of Symons Corporation, and (e) a $0.1 million note to the City of Parsons, Kansas.

At March 30, 2001, all of the $50.0 million revolving credit facility was available, of which $18.7 million was outstanding. Approximately $22.2 million of the $23.5 million delayed-draw tranche A facility had been drawn. All of the $53.5 million tranche B facility was outstanding.

At March 30, 2001, working capital was $66.3 million, compared to $60.9 million at December 31, 2000. The increase in working capital is attributable to normal seasonal working capital growth.

For the first three months of 2001, the Company's average cash gap days were 70, an improvement of 10 days from 80 days in the first three months of 2000 due to the Company's continued focus on working capital management.

The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

The Company intends to fund future acquisitions with cash, securities, or a combination of cash and securities, to the extent the Company uses cash for all or part of any acquisitions. The Company expects to raise such cash from operations or from borrowings under its credit facility, or, if feasible and attractive, issuances of long-term debt or additional class A common shares.

SEASONALITY

The Company's operations are seasonal in nature with approximately 60% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume.

INFLATION

The Company does not believe inflation had a significant impact on its operations over the past two years. In the past, the Company has been able to pass along all or a portion of the effect of increases in the price of steel, its principal raw material. There can be no assurance the Company will be able to continue to pass on the cost of such increases in the future.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes, and future filings by the Company on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the Company's ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; the effects of weather and seasonality on the construction industry; increasing consolidation of the Company's customers; the mix of products the Company sells; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found in the Company's annual report on Form 10-K for the year ended December 31, 2000. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 30, 2001, the Company had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $158.1 million, a $157.0 million credit facility, of which $118.3 million was outstanding, and $6.4 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes is $173.0 million.

The credit facility has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $118.3 million face value. The interest rates at March 30, 2001 range from 7.9% to 8.9%.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.3 million, b.) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, with a fair value of $1.4 million and c.) a $0.1 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.2 million.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 4, 2001, the Company issued 105,263 of its common shares, without par value ("Shares"), for an aggregate value of $2,894,733, to five of the former shareholders of the corporation, which indirectly owned Aztec, in partial exchange for their shares of that corporation. The Shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On January 4, 2001, the Company sold 189,629 of its Shares to Odyssey for $5,119,983, payable in cash, to finance a portion of the purchase price paid in the acquisition of Aztec. The Shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On January 4, 2001, the Company sold 9,540 of its Shares to certain shareholders of the Company who were members of the Company's management for $257,580, which was financed by loans from the Company. These Shares were sold in conjunction with the exercise by such persons of certain rights to maintain their percentage ownership of the Company. The Shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On February 16, 2001, the Company issued 4,260 of its Shares to Dayton Superior Coinvestment II, LLC ("Coinvestor") for $115,020, payable in cash. The Shares were issued in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On February 16, 2001, the Company issued 1,852 of its Shares to Jaime Taronji, Jr., an executive officer and shareholder of the Company, for $50,004, which was financed by a loan from the Company. The Shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) REPORTS on Form 8-K. During the quarter ended March 30, 2001, the Company did not file any Current Reports on Form 8-K.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DAYTON SUPERIOR CORPORATION
                                             ---------------------------



         DATE: May 14, 2001                 BY: /s/  Alan F. McIlroy
         ------------------                 ------------------------

                                                     Alan F. McIlroy
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NO.       DESCRIPTION

(10)     Material Contracts

          10.1 First Amendment to the 2000 Stock Option Plan of Dayton Superior Corporation