Form 10-Q
period 2001-06-29
DAYTON SUPERIOR CORP
filed 2001-08-13
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
    JUNE 29, 2001                                                1-11781


                           DAYTON SUPERIOR CORPORATION
             (Exact name of registrant as specified in its charter)


                                                            OHIO 31-0676346
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)

7777 Washington Village Dr., Suite 130
      Dayton, Ohio                                               45459
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

                                                                  YES [X] NO [ ]

4,001,102 Class A Common Shares were outstanding as of August 10, 2001

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    As of June 29, 2001 and December 31, 2000
                             (Amounts in thousands)

                                                                                         June 29,
                                                                                            2001          December 31,
                                                                                        (Unaudited)           2000
                                                                                        -----------       -----------
                                       ASSETS
Current assets
   Cash                                                                                 $    2,889        $     1,782
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $5,357 and $5,331                                      73,352             55,786
   Inventories (Note 4)                                                                     50,997             43,316
   Prepaid expenses and other current assets                                                 6,506              5,938
   Prepaid income taxes                                                                      4,202              6,742
   Future income tax benefits                                                                6,217              5,841
                                                                                        ----------        -----------
       Total current assets                                                                144,163            119,405
                                                                                        ----------        -----------

Rental equipment, net (Note 4)                                                              65,562             64,453
                                                                                        ----------        -----------

Property, plant and equipment                                                               94,409             86,060
   Less accumulated depreciation                                                           (36,473)           (32,885)
                                                                                        ----------        -----------
       Net property, plant and equipment                                                    57,936             53,175
                                                                                        ----------        -----------

Goodwill and intangible assets, net of accumulated amortization                            138,516             97,044
Other assets                                                                                 1,081              1,341
                                                                                        ----------        -----------
            Total assets                                                                $  407,258        $   335,418
                                                                                        ==========        ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 5)                                           $    7,862        $     6,246
   Accounts payable                                                                         33,272             25,497
   Accrued compensation                                                                     13,232             14,536
   Other accrued liabilities                                                                14,479             12,258
                                                                                        ----------        -----------
       Total current liabilities                                                            68,845             58,537

Long-term debt, net (Note 5)                                                               294,351            239,679
Deferred income taxes                                                                       13,446             17,635
Other long-term liabilities                                                                 13,350              6,371
                                                                                        ----------        -----------
       Total liabilities                                                                   389,992            322,222
                                                                                        ----------        -----------


Shareholders' equity:
  Class A common shares                                                                    102,028             92,826
  Loans to shareholders                                                                     (2,978)            (2,039)
  Class A treasury shares                                                                     (784)                 -
  Cumulative other comprehensive income (loss)                                                (400)              (340)
   Accumulated deficit                                                                     (80,600)           (77,251)
                                                                                        ----------        -----------
       Total shareholders' equity                                                           17,266             13,196
                                                                                        ----------        -----------
       Total liabilities and shareholders' equity                                       $  407,258        $   335,418
                                                                                        ==========        ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements of Income
    For The Three and Six Fiscal Months Ended June 29, 2001 and June 30, 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three Fiscal Months Ended            Six Fiscal Months Ended
                                                                    ---------------------------         ---------------------------
                                                                     June 29,         June 30,          June 29,          June 30,
                                                                       2001             2000              2001              2000
                                                                    ---------         ---------         ---------         ---------
Net sales                                                           $ 111,064         $  98,000         $ 194,421         $ 174,505

Cost of sales                                                          70,217            60,767           126,964           110,142
                                                                    ---------         ---------         ---------         ---------
   Gross profit                                                        40,847            37,233            67,457            64,363

Selling, general and administrative expenses                           25,149            22,741            50,772            45,647

Facility closing and severance expenses (Note 8)                        3,320              --               3,320              --

Amortization of goodwill and intangibles                                1,054               452             1,991             1,076
                                                                    ---------         ---------         ---------         ---------
   Income from operations                                              11,324            14,040            11,374            17,640

Other expenses
   Interest expense, net                                                8,959             3,728            17,744             6,456
   Non-recurring item - Lawsuit judgment (Note 9)                        --              15,000              --              15,000
   Other expense, net                                                      (6)              134                 4               153
                                                                    ---------         ---------         ---------         ---------
   Income (loss) before provision (benefit) for income taxes
     and extraordinary item                                             2,371            (4,822)           (6,374)           (3,969)

Provision (benefit) for income taxes                                    1,126            (1,850)           (3,028)           (1,470)
                                                                    ---------         ---------         ---------         ---------
   Income (loss) before extraordinary item                              1,245            (2,972)           (3,346)           (2,499)

Extraordinary loss, net of income tax benefit (Note 2)                   --              (4,812)             --              (4,812)
                                                                    ---------         ---------         ---------         ---------
   Net income (loss)                                                    1,245            (7,784)           (3,346)           (7,311)

Dividends on Company-obligated mandatorily redeemable
   convertible trust preferred securities, net of income tax
   benefit                                                               --                (267)             --                (583)
                                                                    ---------         ---------         ---------         ---------
   Net income (loss) available to common shareholders               $   1,245         $  (8,051)        $  (3,346)        $  (7,894)
                                                                    =========         =========         =========         =========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
         For The Six Fiscal Months Ended June 29, 2001 and June 30, 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                         Six Fiscal Months Ended
                                                                                     -------------------------------
                                                                                     June 29, 2001     June 30, 2000
                                                                                     -------------     -------------
Cash Flows From Operating Activities:
   Net loss                                                                           $  (3,346)        $  (7,311)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Extraordinary loss                                                                  --               4,812
       Lawsuit judgment (Note 9)                                                           --              15,000
     Depreciation                                                                        10,035             6,175
     Amortization of goodwill and intangibles                                             1,991             1,076
     Deferred income taxes                                                               (1,148)           (1,484)
     Amortization of deferred financing costs and debt discount                           1,066               492
     Gain on sales of rental equipment and property, plant and equipment                 (4,950)           (3,458)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                               (14,273)          (21,885)
      Inventories                                                                        (4,045)           (1,720)
      Prepaid income taxes                                                                 (277)           (1,668)
      Accounts payable                                                                    6,283             7,005
      Accrued liabilities and other long-term liabilities                                (2,386)           (1,665)
      Other, net                                                                           (630)              941
                                                                                      ---------         ---------
           Net cash used in operating activities                                        (11,680)           (3,690)
                                                                                      ---------         ---------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                               (4,383)           (4,210)
   Proceeds from sales of fixed assets                                                     --                  30
   Rental equipment additions                                                           (10,312)          (10,182)
   Proceeds from sales of rental equipment                                                7,908             5,832
   Acquisitions (Note 3)                                                                (40,163)           (1,472)
   Refunds of purchase price on acquisitions                                               --               2,115
                                                                                      ---------         ---------
           Net cash used in investing activities                                        (46,950)           (7,887)
                                                                                      ---------         ---------

Cash Flows From Financing Activities:
   Repayments of long-term debt                                                         (30,024)         (120,825)
   Issuance of long-term debt                                                            85,925           212,427
   Prepayment premium on extinguishments of long-term debt and interest rate
     swap agreements (Note 2)                                                              --                (476)
   Financing cost on unused long-term debt commitment (Note 2)                             --                (750)
   Financing costs incurred                                                                (741)           (9,616)
   Redemption of Class A common shares                                                     (734)         (164,315)
   Issuance of Class A  common shares, net of issuance costs                              5,371            91,593
   Dividends on Company-obligated mandatorily redeemable convertible trust
     preferred securities, net of income tax benefit                                       --                (583)
                                                                                      ---------         ---------
           Net cash provided by financing activities                                     59,797             7,455
                                                                                      ---------         ---------

Effect of Exchange Rate Changes on Cash                                                     (60)              (40)
                                                                                      ---------         ---------

           Net increase (decrease) in cash                                                1,107            (4,162)

Cash, beginning of period                                                                 1,782             4,553
                                                                                      ---------         ---------
Cash, end of period                                                                   $   2,889         $     391
                                                                                      =========         =========
Supplemental Disclosures:

   Cash paid  (refunded) for income taxes                                             $  (3,351)        $     532
   Cash paid for interest                                                                16,486             5,099
   Conversion of Company-obligated mandatorily redeemable convertible trust
     preferred securities into long-term debt                                              --              23,375
   Issuance of Class A common shares in conjunction with acquisition                      2,842              --
   Issuance of Class A common shares and loans to shareholders                              309             2,007

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
    For The Three and Six Fiscal Months Ended June 29, 2001 and June 30, 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                                Three Fiscal Months Ended       Six Fiscal Months Ended
                                                                -------------------------       -----------------------
                                                                June 29,          June 30,      June 29,        June 30,
                                                                 2001              2000          2001            2000
                                                                -------           -------       -------         -------
Net income (loss)                                               $ 1,245           $(2,972)      $(3,346)        $(2,499)
Dividends on Company-obligated mandatorily redeemable
    convertible trust preferred securities, net of income
    tax benefit                                                    --                (267)         --              (583)
Other comprehensive income:
     Foreign currency translation adjustment                         55               (48)          (60)            (40)
                                                                -------           -------       -------         -------
Comprehensive income (loss)                                     $ 1,300           $(3,287)      $(3,406)        $(3,122)
                                                                =======           =======       =======         =======

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 29, 2001 AND JUNE 30, 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

     As a result, the Company recorded an extraordinary loss of $4,812 from the early extinguishments of long-term debt, comprised of the following:

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
                                                                        =======

(3)  ACQUISITIONS

     (a) AnconCCL Inc.--On June 19, 2001, the Company acquired the stock of AnconCCL Inc. ("Ancon") for approximately $9,300 in cash, including acquisition costs, subject to a working capital adjustment. The payment was funded through the Company's acquisition credit facility. The business is being operated as part of the Company's concrete accessories business.

          The acquisition has been accounted for as a purchase, and the results of Ancon have been included in the accompanying financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $10,200, including goodwill of $6,500) and liabilities assumed (approximately $900). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

     (b) Aztec Concrete Accessories, Inc.--On January 4, 2001, the Company acquired the stock of Aztec Concrete Accessories, Inc. ("Aztec") for approximately $32,800, including acquisition costs. The payment of the purchase price consisted of cash of approximately $29,900 and 105,263 common shares valued at approximately $2,900. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey and an increase of approximately $24,800 to the new credit facility. The business is being operated as part of the Company's concrete accessories business.

          The acquisition has been accounted for as a purchase, and the results of Aztec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $43,700, including goodwill of $35,100) and liabilities assumed (approximately $10,900). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

     (c) Conspec Marketing & Manufacturing Co., Inc.--On July 17, 2000, the Company acquired all of the stock of Conspec Marketing & Manufacturing Co., Inc. and related entities (now known as Dayton Superior Specialty Chemical Corp.), for $24,200 in cash, including acquisition costs, a payment of approximately $1,000 in the second quarter of 2001 for a tax election, less a working capital reduction of approximately $100 received in the first quarter of 2001. The business is being operated as part of the Company's concrete accessories business.

          The acquisition has been accounted for as a purchase, and the results of Conspec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $29,500, including goodwill of $19,000) and liabilities assumed (approximately

          $5,300). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

     (d) Polytite Manufacturing Corp.--On February 9, 2000, the Company acquired substantially all of the assets and assumed certain of the liabilities of Polytite Manufacturing Corp. ("Polytite") for approximately $1,600 in cash, including acquisition costs. The business is being operated as part of the Company's concrete accessories business.

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

     (b) Inventories--Substantially all inventories of the domestic Dayton Superior and Dur-O-Wal operations are stated at the lower of last in, first out (LIFO) cost or market (which approximates current cost). All other inventories are stated at the lower of first-in, first-out
          (FIFO) cost or market. The Company had no LIFO reserve as of June 29, 2001 and December 31, 2000. Following is a summary of the components of inventories as of June 29, 2001 and December 31, 2000:

                                                    June 29,        December 31,
                                                      2001              2000
                                                    ----------------------------
         Raw materials                              $ 11,486          $  9,966
         Finished goods and work in progress          42,197            35,503
                                                    --------          --------
                                                      53,683            45,469
         Net realizable value reserve                 (2,686)           (2,153)
                                                    --------          --------
                                                    $ 50,997          $ 43,316
                                                    ========          ========

     (c) Rental Equipment--Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of June 29, 2001 and December 31, 2000 are net of accumulated depreciation of $16,978 and $11,527, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                            Three fiscal months ended   Six fiscal months ended
                            June 29,          June 30,  June 29,        June 30,
                              2001              2000      2001            2000
                            -------           -------   -------         -------
          Rental revenue    $13,068           $13,385   $25,273         $24,665
          Cost of sales       2,508             2,391     6,984           4,566

          Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of certain items within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing this expenditure. Simultaneously, the useful lives of these items were reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change the Company's gross profit and income from operations for the six fiscal months ended June 29, 2001 were decreased by a one time cumulative charge of $2,272.

     (d) New Accounting Pronouncements -- In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead an annual review of the recoverability of the goodwill and intangible assets will be required. This Statement will be adopted effective January 1, 2002 for the Company. The Company is still evaluating the Statements and does not know what impact the Statements will have on the results of operations of financial position. The Company does not believe that there will be any impact on cash flows from adopting these Statements.

     (e) Reclassifications--Certain reclassifications have been made to the 2000 amounts to conform to their 2001 classifications.

(5)  CREDIT ARRANGEMENTS

     Following is a summary of the Company's long-term debt as of June 29, 2001 and December 31, 2000:

                                                                                  June 29,           December 31,
                                                                                    2001                 2000
                                                                                 ----------          ------------
     Revolving credit facility, weighted average interest rate of 7.2%           $    7,675           $    6,000
     Acquisition credit facility, weighted average interest rate of 6.3%              9,250                    -
     Term Loan Tranche A, weighted average interest rate of 7.0%                     22,161               22,161
     Term Loan Tranche B, weighted average interest rate of 7.5%                     98,500               53,500
     Senior Subordinated Notes, interest rate of 13.0%                              170,000              170,000
     Debt discount on Senior Subordinated Notes                                     (11,713)             (12,100)
     Debentures previously held by Dayton Superior Capital Trust, interest
          rate of 9.1%, due on demand                                                 1,214                1,214
     Note payable to one of the former stockholders of Symons Corporation,
          interest rate of 10.5%                                                      5,000                5,000
     City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%           126                  150
                                                                                 ----------           ----------
     Total debt                                                                     302,213              245,925
     Less current maturities                                                         (7,862)              (6,246)
                                                                                 ----------           ----------
     Long-term portion                                                           $  294,351           $  239,679
                                                                                 ==========           ==========

     In May 2001, the Company increased its borrowings on the Term Loan Tranche B by $45,000. The total borrowings from this issuance, net of financing costs of approximately $700, were used to repay the outstanding balance on the acquisition credit facility of $24,000. The remaining $20,300 was used to pay down existing debt on the Company's revolving credit facility.

     As of June 29, 2001, the Company's credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans in June 2004 and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

     The credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002, (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing June 2004.

     The credit facility has several interest rate options, which re-price on a short-term basis.

     At June 29, 2001, of the $50,000 Revolving Credit Facility that was available, $7,675 of borrowings was outstanding. The average borrowing, maximum borrowing, and weighted average interest rate on the revolving line of credit and its predecessor for the periods indicated were as follows:

                                            Three fiscal months ended       Six fiscal months ended
                                            -------------------------       -----------------------
                                            June 29,          June 30,      June 29,        June 30,
                                              2001              2000          2001            2000
                                            -------           -------       -------         -------
     Average borrowing                      $15,323           $12,137       $13,376         $ 8,841
     Maximum borrowing                       26,425            16,420        26,425          16,420
     Weighted average interest rate             9.1%              8.2%          9.6%            8.6%

     The credit facility contains certain restrictive covenants which, among other things, require that the Company maintain a minimum interest coverage ratio and a minimum EBITDA level and not exceed a certain leverage ratio.

     The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (AnconCCL Inc.; Aztec Concrete Accessories, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have provided a guarantee of the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. Following are the supplemental consolidated condensed balance sheets as of June 29, 2001 and December 31, 2000, as well as the supplemental consolidated condensed statements of operations for the three and six fiscal months ended June 29, 2001 and June 30, 2000 and cash flows for the six fiscal months ended June 29, 2001 and June 30, 2000.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                               As of June 29, 2001

                                              Dayton
                                             Superior         Guarantor        Non Guarantor
                                            Corporation     Subsidiaries        Subsidiaries       Eliminations        Consolidated
                                           ------------     ------------        ------------       ------------        ------------
ASSETS
Cash                                       $       109       $     2,025        $       755        $       --          $      2,889
Accounts receivable, net                        32,871            38,790              1,691                --                73,352
Inventories                                     20,802            29,177              1,018                --                50,997
Intercompany                                    71,426           (70,536)              (890)               --                  --
Other current assets                             9,622             7,141                162                --                16,925
                                           -----------       -----------        -----------        ------------        ------------
    TOTAL CURRENT ASSETS                       134,830             6,597              2,736                --               144,163
Property, plant and equipment, net              22,173            35,582                181                --                57,936
Rental equipment, net                            6,699            58,797                 66                --                65,562
Investment in subsidiaries                     120,178              --                 --              (120,178)               --
Other assets                                    56,290            83,307               --                  --               139,597
                                           -----------       -----------        -----------        ------------        ------------
    TOTAL ASSETS                           $   340,170       $   184,283        $     2,983        $   (120,178)       $    407,258
                                           ===========       ===========        ===========        ============        ============
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current maturities of long-term debt       $     7,862       $      --          $      --          $       --          $      7,862
Accounts payable                                12,967            19,870                435                --                33,272
Accrued liabilities                             12,230            15,407                 74                --                27,711
                                           -----------       -----------        -----------        ------------        ------------
    TOTAL CURRENT LIABILITIES                   33,059            35,277                509                --                68,845
Long-term debt, net                            294,351              --                 --                  --               294,351
Other long-term liabilities                      4,434            22,167                195                --                26,796
Total shareholders' equity (deficit)             8,326           126,839              2,279            (120,178)             17,266
                                           -----------       -----------        -----------        ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)                       $   340,170       $   184,283        $     2,983        $   (120,178)       $    407,258
                                           ===========       ===========        ===========        ============        ============

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2000

                                            Dayton
                                           Superior           Guarantor       Non Guarantor
                                          Corporation       Subsidiaries       Subsidiaries      Eliminations       Consolidated
                                          ------------      ------------       ------------      ------------       ------------
ASSETS
Cash                                      $      1,603      $       (825)      $      1,004      $       --         $      1,782
Accounts receivable, net                        20,912            33,648              1,226                               55,786
Inventories                                     20,903            21,440                973              --               43,316
Intercompany                                    69,643           (70,595)               952              --                 --
Other current assets                            11,364             6,856                301              --               18,521
                                          ------------      ------------       ------------      ------------       ------------
    TOTAL CURRENT ASSETS                       124,425            (9,476)             4,456              --              119,405
Property, plant and equipment, net              24,169            28,824                182              --               53,175
Rental equipment, net                            6,768            57,596                 89              --               64,453
Investment in subsidiaries                      79,598              --                 --             (79,598)              --
Other assets                                    57,653            40,732               --                --               98,385
                                          ------------      ------------       ------------      ------------       ------------
    TOTAL ASSETS                          $    292,613      $    117,676       $      4,727      $    (79,598)      $    335,418
                                          ============      ============       ============      ============       ============

LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current maturities of long-term debt      $      6,246      $       --         $       --        $       --         $      6,246
Accounts payable                                13,394            11,733                370              --               25,497
Accrued liabilities                             18,224             8,252                318              --               26,794
                                          ------------      ------------       ------------      ------------       ------------
    TOTAL CURRENT LIABILITIES                   37,864            19,985                688              --               58,537
Long-term debt, net                            239,679              --                 --                --              239,679
Other long-term liabilities                      6,301            17,504                201              --               24,006
Total shareholders' equity (deficit)             8,769            80,187              3,838           (79,598)            13,196
                                          ------------      ------------       ------------      ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)                      $    292,613      $    117,676       $      4,727      $    (79,598)      $    335,418
                                          ============      ============       ============      ============       ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended June 29, 2001

                                                         Dayton
                                                        Superior        Guarantor      Non Guarantor
                                                       Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                       -----------    ------------     ------------     ------------
Net sales                                                 $53,705          $54,575           $2,784        $111,064
Cost of sales                                              35,260           33,178            1,779          70,217
                                                       -----------    ------------     ------------     ------------
   Gross profit                                            18,445           21,397            1,005          40,847
Selling, general and administrative
   expenses                                                10,126           14,532              491          25,149
Facility closing and severance expenses                     1,935            1,385              -             3,320
Amortization of goodwill and intangibles                      454              600              -             1,054
Management fees                                              (110)            -                 110             -
                                                       -----------    ------------     ------------     ------------
   Income (loss) from operations                            6,040            4,880              404          11,324
Other expenses
   Interest expense                                         8,777              182              -             8,959
   Other expense (income), net                                 (9)               2                1              (6)
                                                       -----------    ------------     ------------     ------------
   Income (loss) before provision (benefit)
     for income taxes                                      (2,728)           4,696              403           2,371
Provision (benefit) for income taxes                       (1,299)           2,229              196           1,126
                                                       -----------    ------------     ------------     ------------
Net income (loss)                                         $(1,429)         $ 2,467           $  207        $  1,245
                                                       ===========    ============     ============     ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended June 30, 2000

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     ------------     ------------
Net sales                                           $51,213         $44,259           $2,528         $ 98,000
Cost of sales                                        36,342          22,995            1,430           60,767
                                                 -----------    ------------     ------------     ------------
   Gross profit                                      14,871          21,264            1,098           37,233
Selling, general and administrative
   expenses                                           8,900          13,102              739           22,741
Amortization of goodwill and intangibles                436              16              -                452
Management fees                                         (40)           -                  40              -
                                                 -----------    ------------     ------------     ------------
   Income (loss) from operations                      5,575           8,146              319           14,040
Other expenses
   Interest expense (income)                          3,732              (4)             -              3,728
   Non-recurring item - Lawsuit judgment                -            15,000              -             15,000
   Other expense, net                                   (73)            206                1              134
                                                 -----------    ------------     ------------     ------------
   Income (loss) before provision (benefit)
     for income taxes and extraordinary item          1,916          (7,056)             318           (4,822)
Provision (benefit) for income taxes                    594          (2,549)             105           (1,850)
                                                 -----------    ------------     ------------     ------------
Income (loss) before extraordinary item               1,322          (4,507)             213           (2,972)
Extraordinary loss, net of income tax benefit        (4,812)           -                 -             (4,812)
                                                 -----------    ------------     ------------     ------------
Net Income (loss)                                    (3,490)         (4,507)             213           (7,784)
Dividends on Company-obligated
   mandatorily redeemable convertible
   trust preferred securities, net of
   income tax benefit                                  (267)           -                 -               (267)
                                                 -----------    ------------     ------------     ------------
Net income (loss) available to common
   shareholders                                     $(3,757)        $(4,507)          $  213         $ (8,051)
                                                 ===========    ============     ============     ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended June 29, 2001

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     ------------     ------------
Net sales                                           $93,483         $96,488           $4,450         $194,421
Cost of sales                                        61,839          62,303            2,822          126,964
                                                 -----------    ------------     ------------     ------------
   Gross profit                                      31,644          34,185            1,628           67,457
Selling, general and administrative
   expenses                                          20,015          29,877              880           50,772
Facility closing and severance expenses               1,935           1,385              -              3,320
Amortization of goodwill and intangibles                913           1,078              -              1,991
Management fees                                        (150)            -                150              -
                                                 -----------    ------------     ------------     ------------
   Income (loss) from operations                      8,931           1,845              598           11,374
Other expenses
   Interest expense                                  17,418             326              -             17,744
   Other expense (income), net                           (3)              7              -                  4
                                                 -----------    ------------     ------------     ------------
   Income (loss) before provision (benefit)
     for income taxes                                (8,484)          1,512              598           (6,374)
Provision (benefit) for income taxes                 (4,030)            718              284           (3,028)
                                                 -----------    ------------     ------------     ------------
Net income (loss)                                   $(4,454)        $   794           $  314          $(3,346)
                                                 ===========    ============     ============     ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended June 30, 2000

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     ------------     ------------
Net sales                                          $  90,984      $ 79,571           $  3,950         $174,505
Cost of sales                                         62,050        45,724              2,368          110,142
                                                 -----------    ----------       ------------     ------------
   Gross profit                                       28,934        33,847              1,582           64,363
Selling, general and administrative
   expenses                                           18,061        26,498              1,088           45,647
Amortization of goodwill and intangibles                 867           209                -              1,076
Management fees                                          (80)          -                   80              -
                                                 -----------    ----------       ------------     ------------
   Income (loss) from operations                      10,086         7,140                414           17,640
Other expenses
   Interest expense                                    6,481           (25)               -              6,456
   Non-recurring - Lawsuit judgment                      -          15,000                -             15,000
   Other expense (income), net                           (73)          224                  2              153
                                                 -----------    ----------       ------------     ------------
   Income (loss) before provision (benefit)
     for income taxes and extraordinary item           3,678        (8,059)               412          (3,969)
Provision (benefit) for income taxes                   1,362        (2,985)               153          (1,470)
                                                 -----------    ----------       ------------     ------------
Income (loss) before extraordinary item                2,316        (5,074)               259          (2,499)
Extraordinary loss, net of income tax benefit         (4,812)          -                  -            (4,812)
                                                 -----------    ----------       ------------     ------------
Net Income (loss)                                     (2,496)       (5,074)               259          (7,311)
Dividends on Company-obligated
   mandatorily redeemable convertible
   trust preferred securities, net of
   income tax benefit                                   (583)          -                  -              (583)
                                                 -----------    ----------       ------------     ------------
Net income (loss) available to common
   shareholders                                    $  (3,079)     $ (5,074)          $    259         $(7,894)
                                                 ===========    ==========       ============     ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended June 29, 2001

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $  (4,454)      $     794         $    314        $  (3,346)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                   4,178           8,891               23           13,092
       Deferred income taxes                          (1,148)           -                 -             (1,148)
       Gain on sales of rental equipment and
       fixed assets                                     (307)         (4,584)             (59)          (4,950)
   Change in assets and liabilities, net of
     the effects of acquisitions                     (16,022)         (3,059)          (2,365)         (15,328)
                                                  ----------     -----------      -----------      -----------
       Net cash provided by (used in)
       operating activities                          (17,753)          8,160           (2,087)         (11,680)
                                                  ----------     -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions             (1,560)         (2,802)             (21)          (4,383)
  Rental equipment additions                            (759)         (9,514)             (39)         (10,312)
  Proceeds from sale of rental equipment                 727           7,065              116            7,908
  Acquisitions, net                                  (40,163)           -                 -            (40,163)
                                                  ----------     -----------      -----------      -----------
       Net cash provided by (used in)
       investing activities                          (41,755)         (5,251)              56          (46,950)
                                                  ----------     -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                     55,901            -                 -             55,901
  Financing costs incurred                              (741)           -                 -               (741)
  Redemption of Class A common shares                   (734)           -                 -               (734)
  Issuance of Class A common shares                    5,371            -                 -              5,371
  Intercompany                                        (1,783)            (59)           1,842              -
                                                  ----------     -----------      -----------      -----------
       Net cash provided by (used in)
       financing activities                           58,014             (59)           1,842           59,797
                                                  ----------     -----------      -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  -              -                 (60)             (60)
                                                  ----------     -----------      -----------      -----------
       Net increase (decrease) in cash                (1,494)          2,850             (249)           1,107
CASH, beginning of period                              1,603            (825)           1,004            1,782
                                                  ----------     -----------      -----------      -----------
CASH, end of period                                $     109       $   2,025         $    755        $   2,889
                                                  ==========     ===========      ===========      ===========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended June 30, 2000

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  (2,496)      $  (5,074)        $   259          $ (7,311)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Extraordinary loss                             4,812             -               -               4,812
       Lawsuit judgment                                 -            15,000             -              15,000
       Depreciation and amortization                  3,272           4,452              19             7,743
       Deferred income taxes                         (1,484)            -               -              (1,484)
       Gain on sales of rental equipment and
       fixed assets                                    (632)         (2,824)             (2)           (3,458)
   Change in assets and liabilities, net of
     the effects of acquisitions                    (10,431)         (6,750)         (1,811)          (18,992)
                                                  -----------    ------------     ------------     ------------
       Net cash provided by (used in)
       operating activities                          (6,959)          4,804          (1,535)           (3,690)
                                                  -----------    ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net       (2,073)         (2,052)            (55)           (4,180)
  Rental equipment additions                         (1,266)         (8,869)            (47)          (10,182)
  Proceeds from sale of rental equipment              1,160           4,668               4             5,832
  Acquisitions                                       (1,472)            -               -              (1,472)
  Refunds of purchase price on acquisitions           2,115             -               -               2,115
                                                  -----------    ------------     ------------     ------------
       Net cash used in investing activities         (1,536)         (6,253)            (98)           (7,887)
                                                  -----------    ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                    91,602             -               -              91,602
  Prepayment premium on extinguishment
     of long-term debt and interest rate
     swap agreements                                   (476)            -               -                (476)
  Financing costs on unused long-term
     debt commitment                                   (750)            -               -                (750)
  Financing costs incurred                           (9,616)            -               -              (9,616)
  Redemption of Class A common shares              (164,315)            -               -            (164,315)
  Issuance of Class A common shares                  91,593             -               -              91,593
  Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit             (583)            -               -                (583)
  Intercompany                                       (2,875)          2,582             293               -
                                                  -----------    ------------     ------------     ------------
       Net cash provided by
       financing activities                           4,580           2,582             293             7,455
                                                  -----------    ------------     ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 -               -               (40)              (40)
                                                  -----------    ------------     ------------     ------------
       Net increase (decrease) in cash               (3,915)          1,133          (1,380)           (4,162)
CASH, beginning of period                             3,488            (361)          1,426             4,553
                                                  -----------    ------------     ------------     ------------
CASH, end of period                               $    (427)      $     772         $    46          $    391
                                                  ===========    ============     ============     ============

(6)  STOCK OPTION PLANS

     The Company has a stock option plan, which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net income (loss) available to common shareholders for the three and six fiscal months ended June 29, 2001 and June 30, 2000 would have been reduced to the following pro forma amounts:

                                                          Three fiscal months ended       Six fiscal months ended
                                                          --------------------------      ------------------------
                                                          June 29,          June 30,      June 29,        June 30,
                                                           2001              2000           2001            2000
                                                          --------          --------      --------        --------
     Income (loss) before
         extraordinary item             As Reported       $ 1,245           $(2,972)      $(3,346)        $(2,499)
                                        Pro Forma           1,061            (3,009)       (3,725)         (2,594)

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

     A summary of the activity of the Company's stock option plans for the six fiscal months ended June 29, 2001 is presented in the table below:

                                                               Weighted Average
                                                              Exercise Price Per
                                          Number of Shares           Share
                                          ----------------    ------------------
     Outstanding at December 31, 2000         570,946                $24.22
     Exercised                                 (3,378)                25.88
     Cancelled                                (17,312)                27.00
                                              -------                 -----
     Outstanding at June 29, 2001             550,256                $24.13
                                              =======                ======

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

     Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and six fiscal months ended June 29, 2001 and June 30, 2000 is as follows:

                                                          Three fiscal months ended                      Six fiscal months ended
                                                          -------------------------                      -----------------------
                                                          June 29,          June 30,                     June 29,        June 30,
                                                            2001              2000                         2001            2000
                                                          --------          --------                     --------        --------
     Concrete Accessories                                 $ 61,341          $ 52,032                     $109,890        $ 94,755
     Concrete Forming Systems                               34,846            33,600                       59,807          60,087
     Paving Products                                        14,877            12,368                       24,724          19,663
                                                          --------          --------                     --------        --------
     Net sales to external customers                      $111,064          $ 98,000                     $194,421        $174,505
                                                          ========          ========                     ========        ========
     Concrete Accessories                                 $  1,467          $  1,245                     $  2,565        $  2,268
     Concrete Forming Systems                                2,132             1,771                        3,430           3,545
     Paving Products                                           878               757                        1,295           1,416
                                                          --------          --------                     --------        --------
     Net sales to other segments                          $  4,477          $  3,773                     $  7,290        $  7,229
                                                          ========          ========                     ========        ========

                                                              Three fiscal months ended               Six fiscal months ended
                                                              -------------------------               -----------------------
                                                              June 29,         June 30,               June 29,       June 30,
                                                                2001             2000                   2001           2000
                                                              --------         --------               --------       --------
     Concrete Accessories                                     $  7,471         $ 10,002               $ 11,835       $ 14,707
     Concrete Forming Systems                                    5,780            6,146                  4,135          8,217
     Paving Products                                             2,355            1,777                  2,634          1,759
     Corporate                                                  (1,650)          (1,678)                (3,238)        (3,161)
     Intersegment Eliminations                                  (2,632)          (2,207)                (3,992)        (3,882)
                                                              --------         --------               --------       --------
     Income from operations                                   $ 11,324         $ 14,040               $ 11,374       $ 17,640
                                                              ========         ========               ========       ========

     Concrete Accessories                                     $  3,277         $  1,313               $  6,438       $  2,249
     Concrete Forming Systems                                    4,967            2,196                  9,980          3,858
     Paving Products                                               715              219                  1,326            349
                                                              --------         --------               --------       --------
     Interest expense                                         $  8,959         $  3,728               $ 17,744       $  6,456
                                                              ========         ========               ========       ========

     Concrete Accessories                                     $  4,200         $  8,555               $  5,393       $ 12,305
     Concrete Forming Systems                                      813          (11,050)                (5,845)       (10,641)
     Paving Products                                             1,640            1,558                  1,308          1,410
     Corporate                                                  (1,650)          (1,678)                (3,238)        (3,161)
     Intersegment Eliminations                                  (2,632)          (2,207)                (3,992)        (3,882)
                                                              --------         --------               --------       --------
     Income (loss) before income taxes and
         extraordinary item                                   $  2,371         $ (4,822)              $ (6,374)      $ (3,969)
                                                              ========         ========               ========       ========

     Concrete Accessories                                     $  1,326         $  1,202               $  2,608       $  2,447
     Concrete Forming Systems                                    2,309            1,645                  6,763          3,248
     Paving Products                                               275              231                    549            445
     Corporate                                                      53               21                    115             35
                                                              --------         --------               --------       --------
     Depreciation                                             $  3,963         $  3,099               $ 10,035       $  6,175
                                                              ========         ========               ========       ========

     Concrete Accessories                                     $    862         $    490               $  1,688       $    988
     Concrete Forming Systems                                      148              (80)                   210             17
     Paving Products                                                44               42                     93             71
                                                              --------         --------               --------       --------
     Amortization of goodwill and intangibles                 $  1,054         $    452               $  1,991       $  1,076
                                                              ========         ========               ========       ========

     Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three and six fiscal months ended June 29, 2001 and June 30, 2000 is as follows:

                                                        Three fiscal months ended                Six fiscal months ended
                                                        -------------------------                -----------------------
                                                        June 29,         June 30,                June 29,       June 30,
                                                          2001             2000                    2001           2000
                                                        --------         --------                --------       --------
Concrete Accessories                                    $  1,460         $  1,213                $  2,481       $  2,404
Concrete Forming Systems                                     685              454                   1,295            957
Paving Products                                              283              265                     485            733
Corporate                                                    122               71                     122            116
                                                        --------         --------                --------       --------
Property, Plant, and Equipment Additions                $  2,550         $  2,003                $  4,383       $  4,210
                                                        --------         --------                --------       --------


Concrete Accessories                                    $    483         $    428                $    812       $  1,328
Concrete Forming Systems                                   4,685            5,594                   9,500          8,854
                                                        --------         --------                --------       --------
Rental Equipment Additions                              $  5,168         $  6,022                $ 10,312       $ 10,182
                                                        ========         ========                ========       ========

     Information regarding each segment's assets and the reconciliation to the consolidated amounts as of June 29, 2001 and December 31, 2000, is as follows:

                                                              As of
                                                    --------------------------
                                                     June 29,      December 31,
                                                       2001            2000
                                                    ---------      -----------
     Concrete Accessories                           $ 225,504      $   161,213
     Concrete Forming Systems                         131,293          130,555
     Paving Products                                   26,676           19,386
     Corporate and Unallocated                         23,785           24,264
                                                    ---------      -----------
     Total Assets                                   $ 407,258      $   335,418
                                                    =========      ===========

(8)  FACILITY CLOSING AND SEVERANCE EXPENSES

     During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance is $4,690, and will encompass approximately 200 employee terminations. Of this amount, approximately $3,320 was expensed during the second quarter of 2001 and it is anticipated the remaining $1,370 will be expensed during the third and fourth quarters of 2001. At June 29, 2001, approximately $2,455 is included in "Other accrued liabilities" in the accompanying consolidated balance sheet. The total estimated exit costs are comprised of employee involuntary termination benefits ($1,740), lease termination costs ($730), relocation activities ($1,017) and other post-closing maintenance costs ($1,203).

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

     Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. Accordingly, the Company recorded a $15,000 charge in the second quarter of 2001. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. The petition for a rehearing was denied by the court of appeals on September 20, 2000.

     In October 2000, Symons satisfied the judgment of $14,100, post-judgment interest of $1,134, and their defense costs of $107, by payment to EFCO from the Company's cash on hand and from the Company's revolving credit facility.

     Symons has made a claim to its primary and excess insurance carriers for "advertising injury" under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

     Royal Insurance Co., Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit. The complaint was amended by Royal in October 2000 by adding the Federal Insurance Company as an additional plaintiff. Symons filed a cross complaint against Royal and Federal in January 2001 and later amended the cross complaint by adding American International Surplus Lines Co., Westchester Fire Insurance Co., International Insurance Co., and Aon Risk Services of California, Inc.

     The Royal insurance policy provides $1,000 of primary insurance (subject to a self-insured retention) and the payment of defense costs. The excess insurance policies provide an additional $10,000 of coverage for each policy year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of June 29, 2001, we have three principal operating divisions, which are organized around the following product lines:

     -        Concrete Accessories;

     -        Concrete Forming Systems; and

     -        Paving Products.


ACQUISITIONS

We have completed four acquisitions since the beginning of 2000. These acquisitions are summarized in the following table:

                                                                 Purchase Price
  Date             Business Acquired          Division           (In millions)
  ----             -----------------          --------           --------------
February 2000       Polytite             Concrete Accessories      $   1.6
July 2000           Conspec              Concrete Accessories         24.2
January 2001        Aztec                Concrete Accessories         32.8
June 2001           AnconCCL             Concrete Accessories          9.3*

*Subject to working capital adjustment

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                                  Three fiscal months ended           Six fiscal months ended
                                                                  -------------------------           -----------------------
                                                                  JUNE 29,         JUNE 30,           JUNE 29,       JUNE 30,
                                                                    2001             2000               2001           2000
                                                                  --------         --------           --------       --------
Net sales                                                          100.0%            100.0%             100.0%        100.0%
Cost of sales                                                       63.2              62.0               65.3          63.1
                                                                  --------         --------           --------       --------
Gross profit                                                        36.8              38.0               34.7          36.9
Selling, general and administrative expenses                        22.6              23.2               26.1          26.2
Facility closing reserve                                             3.0               -                  1.7           -
Amortization of goodwill and intangibles                             1.0               0.5                1.0           0.6
                                                                  --------         --------           --------       --------
Income from operations                                              10.2              14.3                5.9          10.1
Interest expense, net                                                8.1               3.9                9.2           3.8
Non-recurring item-Lawsuit judgment                                  -                15.3                -             8.6
                                                                  --------         --------           --------       --------
Income (loss) before provision (benefit) for income
     taxes and extraordinary item                                    2.1              (4.9)              (3.3)         (2.3)
Provision (benefit) for income taxes                                 1.0              (1.9)              (1.6)         (0.9)
                                                                  --------         --------           --------       --------
Income (loss) before extraordinary item                              1.1              (3.0)              (1.7)         (1.4)
Extraordinary item, net of income tax benefit                        -                (4.9)               -            (2.8)
                                                                  --------         --------           --------       --------
Net income (loss)                                                    1.1              (7.9)              (1.7)         (4.2)
Dividends from Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                           -                (0.3)               -            (0.3)
                                                                  --------         --------           --------       --------
Net income (loss) available to common shareholders                   1.1%             (8.2%)             (1.7%)        (4.5%)
                                                                  ========         ========           ========       ========

COMPARISON OF THREE FISCAL MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000

NET SALES

Net sales increased $13.1 million, or 13.3%, to $111.1 million in the second quarter of 2001 from $98.0 million in the second quarter of 2000. The following table summarizes our net sales by segment:

                                                        Three fiscal months ended
                                          --------------------------------------------------------
                                              June 29, 2001                   June 30, 2000
                                          ---------------------            -----------------------
                                                                   (In thousands)
                                          Net Sales        %               Net Sales           %       % Change
                                          ---------     -------            ---------       --------    --------
Concrete accessories                      $  62,808       56.5%            $  53,277         54.4%       17.9%
Concrete forming systems                     36,978       33.3                35,371         36.1         4.5
Paving products                              15,755       14.2                13,125         13.4        20.0
Intersegment eliminations                    (4,477)      (4.0)               (3,773)        (3.9)       18.7
                                          ---------      -----             ---------        -----
Net sales                                 $ 111,064      100.0%            $  98,000        100.0%       13.3%
                                          =========      =====             =========        =====

Net sales of concrete accessories increased 17.9% to $62.8 million in the second quarter of 2001 from $53.3 million in the second quarter of 2000, primarily due to the acquisition of Aztec, which contributed $5.8 million, and the acquisition of Conspec, which contributed $6.4 million. This was partially offset by decreases in the existing business due to the Company's weaker markets in the second quarter of 2001 compared to 2000.

Net sales of concrete forming systems increased 4.5% to $37.0 million for the second quarter of 2001 compared to $35.4 million in the second quarter of 2000, primarily due to increased volumes as a result of new marketing initiatives implemented in the second quarter of 2001.

Net sales of paving products increased $2.6 million, or 20.0%, in the second quarter of 2001 compared to the second quarter of 2000 primarily due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21 and the increased presence in California with the construction of the new Modesto, California facility.

GROSS PROFIT

Gross profit for the second quarter of 2001 was $40.8 million, a 9.7% increase from $37.2 million in the second quarter of 2000, due to the increased net sales. Gross margin was 36.8% in the second quarter of 2001, decreasing from 38.0% in 2000 primarily due to a higher mix of lower gross margin paving products, a lower mix of higher gross margin concrete forming systems products and higher energy costs.

OPERATING EXPENSES

Selling, general, and administrative expenses increased to $25.1 million in the second quarter of 2001 from $22.7 million in the first quarter of 2000 as a result of recent acquisitions and inflation. SG&A expenses decreased as a percent of net sales to 22.6% in the second quarter of 2001 from 23.2% in the second quarter of 2000, due to certain cost reduction initiatives implemented by management in order to keep the Company's cost structure in alignment with its net sales.

During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance is $4,690, and will encompass approximately 200 employee terminations. Of this amount, approximately $3,320 was expensed during the second quarter of 2001 and it is anticipated the remaining $1,370 will be expensed during the third and fourth quarters of 2001. At June 29, 2001, approximately $2,455 is included in "Other accrued liabilities" in the accompanying consolidated balance sheet. The total estimated exit costs are comprised of employee involuntary termination benefits ($1,740), lease termination costs ($730), relocation activities ($1,017) and other post-closing maintenance costs ($1,203).

Amortization of goodwill and intangibles increased to $1.1 million in the second quarter of 2001 from $0.5 million in the second quarter of 2000 due to increased goodwill amortization resulting from the acquisitions of Conspec and Aztec.

OTHER EXPENSES

Interest expense increased to $9.0 million in the second quarter of 2001 from $3.7 million in the second quarter of 2000 primarily due to increased long-term debt and higher interest rates resulting from the recapitalization.


INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND EXTRAORDINARY ITEM

Income before income taxes and extraordinary item in the second quarter of 2001 was $2.4 million as compared to a loss of $4.8 million in the second quarter of 2000 and was comprised of the following:

                                                 Three fiscal months ended
                                                 -----------------------------
                                                 June 29, 2001   June 30, 2000
                                                 -------------   -------------
                                                        (In thousands)
          Concrete accessories                      $ 4,200        $   8,555
          Concrete forming systems                      813          (11,050)
          Paving products                             1,640            1,558
          Corporate                                  (1,650)          (1,678)
          Intersegment eliminations                  (2,632)          (2,207)
                                                    -------        ---------
          Income (loss) before income taxes         $ 2,371        $  (4,822)
                                                    =======        =========

Concrete accessories' income before income taxes of $4.2 million in the second quarter of 2001 decreased from $8.6 million in the second quarter of 2000 due to higher interest expense of $2.0 million, and $2.9 million of facility closing and severance expenses recorded in the second quarter of 2001, offset by contributions from the recent acquisitions.

Concrete forming systems' income (loss) before income taxes was $0.8 million in the second quarter of 2001 in comparison to ($11.1) million in the second quarter of 2000 due primarily to the lawsuit judgment. Without such judgment, concrete forming systems' income before income taxes would have decreased $3.1 million from the second quarter of 2000, primarily due to higher interest expense of $2.8 million, and $0.4 million of facility closing and severance expenses recorded in the second quarter of 2001.

Income before income taxes from paving products was virtually flat between periods at $1.6 million, despite higher interest expense of $0.5 million, due to the higher net sales.

Corporate expenses were virtually flat between periods at $1.7 million.

Elimination of profit on intersegment sales was $2.6 million in the second quarter of 2001 compared to $2.2 million in the second quarter of 2000.

NET INCOME

The effective tax rate increased to 47.5% in the second quarter of 2001 from 38.4% in the second quarter of 2000 primarily due to the permanent benefit of stock option exercises in the second quarter of 2000. Income (loss) before extraordinary item for the second quarter of 2001 was $1.2 million compared to a loss of $3.0 million in the second quarter of 2000 due to the factors described above. As described in footnote 2 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in the second quarter of 2000.

COMPARISON OF SIX FISCAL MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000

NET SALES

Net sales increased $19.9 million, or 11.4%, to $194.4 million in the first half of 2001 from $174.5 million in the first half of 2000. The following table summarizes our net sales by segment:

                                       Six fiscal months ended
                              ----------------------------------------
                                June 29, 2001          June 30, 2000
                              ------------------    ------------------
                                          (In thousands)
                              Net Sales      %      Net Sales      %    % Change
                              ---------   ------    ---------   ------  --------
Concrete accessories          $112,455     57.8%     $ 97,023    55.6%   15.9%
Concrete forming systems        63,237     32.5        63,632    36.5    (0.6)
Paving products                 26,019     13.4        21,079    12.1    23.4
Intersegment eliminations       (7,290)    (3.7)       (7,229)   (4.2)    0.8
                              --------    -----      --------   -----    ----
Net sales                     $194,421    100.0%     $174,505   100.0%   11.4%
                              ========    =====      ========   =====    ====

Net sales of concrete accessories increased 15.9% to $112.5 million in the first half of 2001 from $97.0 million in the first half of 2000, due to the acquisitions of Aztec, which contributed $10.6 million, and Conspec, which contributed $10.6 million. This was partially offset by decreases in the existing business due to the harsh winter weather experienced in the first quarter of 2001 and the Company's weaker markets in the first half of 2001 compared to 2000.

Net sales of concrete forming systems were $63.2 million for the first half of 2001 compared to $63.6 million in the first half of 2000 primarily due the harsh winter weather experienced in the first quarter of 2001 and the Company's weaker markets in the first half of 2001 compared to 2000, partially offset by additional sales volumes as a result of new marketing initiatives implemented in the second quarter of 2001.

Net sales of paving products increased $4.9 million, or 23.4%, in the first half of 2001 compared to the first half of 2000 due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21 and the increased presence in California with the construction of the new Modesto, California facility.

GROSS PROFIT

Gross profit for the first half of 2001 was $67.5 million, a 4.8% decrease from $64.4 million in the first half of 2000, due primarily to the change in accounting estimate relating to the depreciable lives of a portion of the rental fleet, which reduced gross profit by approximately $2.3 million for the six fiscal months ended June 29, 2001. Gross margin was 34.7% in the first half of this year, decreasing from 36.9% last year. Excluding the change in accounting estimate, gross margin was 35.9% in the first half of 2001. The remaining decrease from the first half of 2000 was due to a higher mix of lower gross margin paving products, a lower mix of higher gross margin concrete forming systems products, and higher energy costs.

OPERATING EXPENSES

SG&A expenses increased $5.1 million to $50.8 million in the first half of 2001 from $45.6 million in the first half of 2000, as a result of recent acquisitions and inflation. SG&A expenses decreased as a percent of net sales to 26.1% in the first half of 2001 from 26.2% in the first half of 2000, due to certain cost reduction initiatives implemented by management in order to keep the Company's cost structure in alignment with its net sales.

During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance is $4,690, and will encompass approximately 200 employee terminations. Of this amount, approximately $3,320 was expensed during the second quarter of 2001 and it is anticipated the remaining $1,370 will be expensed during the third and fourth quarters of 2001. At June 29, 2001, approximately $2,455 is included in "Other accrued liabilities" in the accompanying consolidated balance sheet. The total estimated exit costs are comprised of employee involuntary termination benefits ($1,740), lease termination costs ($730), relocation activities ($1,017) and other post-closing maintenance costs ($1,203).

Amortization of goodwill and intangibles increased to $2.0 million in the first half of 2001 from $1.1 million in the first half of 2000 due to increased goodwill amortization resulting from the acquisitions of Conspec and Aztec.

OTHER EXPENSES

Interest expense increased to $17.7 million in the first half of 2001 from $6.5 million in the first half of 2000 primarily due to increased long-term debt and higher interest rates resulting from the recapitalization.

Symons was defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,000 were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $100 and enjoined both parties from engaging in certain conduct.

Symons appealed the trial court's decision to the United States Court of Appeals for the Eighth Circuit. A three-judge panel issued its decision on July 18, 2000, affirming the district court's ruling in all respects. Accordingly, the Company recorded a $15.0 million charge in the second quarter of 2001. On August 1, 2000, Symons filed a petition for a rehearing before the full court of appeals. The petition for a rehearing was denied by the court of appeals on September 20, 2000.

In October 2000, Symons satisfied the judgment of $14,100, post-judgment interest of $1,134, and their defense costs of $107, by payment to EFCO from the Company's cash on hand and from the Company's revolving credit facility.

Symons has made a claim to its primary and excess insurance carriers for "advertising injury" under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

Royal Insurance Co., Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit. The complaint was amended by Royal in October 2000 by adding the Federal Insurance Company as an additional plaintiff. Symons filed a cross complaint against Royal and Federal in January 2001 and later amended the cross complaint by adding American International Surplus Lines Co., Westchester Fire Insurance Co., International Insurance Co., and Aon Risk Services of California, Inc.

The Royal insurance policy provides $1,000 of primary insurance (subject to a self-insured retention) and the payment of defense costs. The excess insurance policies provide an additional $10,000 of coverage for each policy year.


INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

The loss before income taxes and extraordinary item in the first half of 2001 was $6.4 million as compared to a loss of $4.0 million in the first half of 2000 and was comprised of the following:

                                               Six fiscal months ended
                                           -------------------------------
                                           June 29, 2001     June 30, 2000
                                           -------------     -------------
                                                   (In thousands)
          Concrete accessories              $    5,393         $  12,305
          Concrete forming systems              (5,845)          (10,641)
          Paving products                        1,308             1,410
          Corporate                             (3,238)           (3,161)
          Intersegment eliminations             (3,992)           (3,882)
                                            ----------         ---------
          Loss before income taxes          $   (6,374)        $  (3,969)
                                            ==========         =========

Concrete accessories' income before income taxes of $5.4 million in the first half of 2001 decreased from $12.3 million in the first half of 2000 due to higher interest expense of $4.2 million and $2.9 million facility closing and severance expenses recorded in the first half of 2001.

Concrete forming systems' loss before income taxes was ($5.8) million in the first half of 2001 compared to ($10.6) million in the first half of 2000. The first half of 2001 included a $2.3 million charge for a change in accounting estimate. The first half of 2000 included a $15.0 million non-recurring lawsuit judgment. Excluding these items, the income (loss) before income taxes from concrete forming systems was ($3.5) million in the first half of 2001 versus $4.4 million in the first half of 2000 due to higher interest expense of $6.1 million, facility closing and severance expense of $0.4 million and higher operating costs, such as energy.

Income before income taxes from paving products decreased to $1.3 million in the first half of 2001 from $1.4 million in the first half of 2000 due to higher interest expense of $1.0 million, offset partially by the increased sales volumes as a result of increased TEA-21 spending.

Corporate expenses were virtually flat between periods at $3.2 million.

Elimination of profit on intersegment sales was $4.0 million in the first half of 2001 as compared to $3.9 million in the first half of 2000.

NET INCOME

The effective tax rate increased to 47.5% in the first half of 2001 from 37.0% in the first half of 2000 primarily due to the permanent benefit of stock option exercises in 2000. The loss before extraordinary item for the first half of 2001 was ($3.3) million compared to ($2.5) million in the first half of 2000 due to the factors described above. As described in footnote 2 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in the first half of 2000.

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

The Company's capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, the Company's primary sources of financing have been cash from operations, borrowings under its credit facility and the issuance of long-term debt and equity.

Net cash used in operating activities in the first half of 2001 was $11.7 million and was comprised of the following:

-        ($3.3) million of net loss,

-        $7.0 million of net non-cash reductions to net income, and

-        ($15.4) million of normal seasonal working capital growth.

The Company invested in the following:

-        $6.8 million in net capital expenditures and

-        $40.2 million of acquisitions.

In May 2001, the Company increased its borrowings on the Term Loan Tranche B by $45.0 million. The proceeds from this issuance, net of financing costs of approximately $0.7 million, were used to repay the outstanding balance on the acquisition credit facility of $24.0. The remaining $20.3 million was used to pay down existing debt on the Company's revolving credit facility.

As of June 29, 2001, the Company had long-term debt of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $158.3 million, (b) $137.6 million outstanding of a $202.0 million new credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the delayed-draw tranche A facility and a $98.5 million term loan under the tranche B facility, (c) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, (d) $5.0 million to one of the former stockholders of Symons Corporation, and (e) $0.1 million to the City of Parsons, Kansas.

At June 29, 2001, of the $50.0 million revolving credit facility that was available, $7.7 million of borrowings were outstanding. Approximately $9.2 million of the $30.0 million acquisition facility had been drawn, and $22.2 million of the delayed-draw tranche A facility had been drawn. All of the $98.5 million tranche B facility was outstanding.

At June 29, 2001, working capital was $75.3 million, compared to $60.9 million at December 31, 2000. The increase in working capital is attributable to normal seasonal working capital growth and the acquisitions of Aztec and Ancon.

For the first half of 2001 the Company's average cash gap days were 56, an improvement of 10 days from 66 days in the first half of 2000 due to the Company's continued focus on working capital management.

The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

The Company intends to fund future acquisitions with cash, securities, or a combination of cash and securities. To the extent the Company uses cash for all or part of any acquisitions, the Company expects to raise such cash from operations or from borrowings under the new credit facility, or, if feasible and attractive, issuances of long-term debt or additional common shares.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside the Company's control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; an unsuccessful outcome in the Company's legal proceedings and disputes; the Company's ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (the principal raw material in the Company's products) and the Company's ability to pass along such price increases to its customers; and the effects of weather and seasonality on the construction industry; increasing consolidation of the Company's customers; the mix of products the Company sells; the competitive nature of the Company's industry; and the amount of debt we must service. This list is not intended to be exhaustive. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Company's future business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 29, 2001, the Company had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $158.3 million, a $202.0 million credit facility, of which $137.6 million was outstanding, and $6.3 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes is $173.4 million.

The credit facility has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $137.6 million face value. The weighted average interest rates at June 29, 2001 range from 6.3% to 7.5%.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.5 million, b.) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, bearing interest at 9.1%, with a fair value of $1.5 million and c.) a $0.1 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.1 million.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to "Other Expenses" in Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 4, 2001, the Company sold a total of 21,818 of its Common Shares to two executives who were hired effective on that date for a total purchase price of $599,995 payable in cash, which was financed by a loan to each of the executives from the Company. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended June 29, 2001, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DAYTON SUPERIOR CORPORATION

DATE:  August 13, 2001                 BY:    /s/ Alan F. McIlroy
       ---------------                       -----------------------------------
                                             Alan F. McIlroy
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.       Description

 (10)             Material Contracts

                  10.1 Consent dated as of May 24, 2001, among Dayton Superior Corporation, the lenders party to the Credit Agreement dated as of June 16, 2000 and Bankers Trust Company, as administrative agent