Form 10-Q
period 2001-09-28
DAYTON SUPERIOR CORP
filed 2001-11-13
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
 SEPTEMBER 28, 2001                                              1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                                  31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                            45459
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


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

3,997,114 Class A Common Shares were outstanding as of November 9, 2001

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 As of September 28, 2001 and December 31, 2000
                             (Amounts in thousands)

                                                                           September 28,
                                                                               2001        December 31,
                                                                            (Unaudited)        2000
                                                                           -------------   -----------
                                     ASSETS
Current assets
  Cash                                                                       $   6,143      $   1,782
  Accounts receivable, net of allowances for doubtful accounts and sales
    returns and allowances of $6,541 and $5,331                                 75,111         55,786
  Inventories (Note 4)                                                          49,863         43,316
  Prepaid expenses and other current assets                                      5,562          5,938
  Prepaid income taxes                                                           1,109          6,742
  Future income tax benefits                                                     7,172          5,841
                                                                             ---------      ---------
      Total current assets                                                     144,960        119,405
                                                                             ---------      ---------

Rental equipment, net (Note 4)                                                  69,652         64,453
                                                                             ---------      ---------

Property, plant and equipment                                                   96,510         86,060
  Less accumulated depreciation                                                (38,351)       (32,885)
                                                                             ---------      ---------
      Net property, plant and equipment                                         58,159         53,175
                                                                             ---------      ---------

Goodwill and intangible assets, net of accumulated amortization                138,709         97,044
Other assets                                                                     1,174          1,341
                                                                             ---------      ---------
           Total assets                                                      $ 412,654      $ 335,418
                                                                             ---------      ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 5)                                 $   8,924      $   6,246
  Accounts payable                                                              34,937         25,497
  Accrued compensation                                                          14,385         14,536
  Other accrued liabilities                                                     16,953         12,258
                                                                             ---------      ---------
      Total current liabilities                                                 75,199         58,537

Long-term debt, net (Note 5)                                                   287,893        239,679
Deferred income taxes                                                           13,887         17,635
Other long-term liabilities                                                     16,637          6,371
                                                                             ---------      ---------
      Total liabilities                                                        393,616        322,222
                                                                             ---------      ---------

Shareholders' equity:
  Class A common shares                                                        102,044         92,826
  Loans to shareholders                                                         (3,003)        (2,039)
  Class A treasury shares                                                         (998)            --
  Cumulative other comprehensive income (loss)                                    (569)          (340)
  Accumulated deficit                                                          (78,436)       (77,251)
                                                                             ---------      ---------
      Total shareholders' equity                                                19,038         13,196
                                                                             ---------      ---------
      Total liabilities and shareholders' equity                             $ 412,654      $ 335,418
                                                                             =========      =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                        Consolidated Statements of Income
                   For The Three and Nine Fiscal Months Ended
                    September 28, 2001 and September 29, 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                               Three Fiscal Months Ended       Nine Fiscal Months Ended
                                                             ----------------------------    ----------------------------
                                                             September 28,   September 29,   September 28,   September 29,
                                                                 2001            2000            2001            2000
                                                             ------------    ------------    ------------    ------------
Net sales                                                      $109,326        $107,717        $303,747        $282,222

Cost of sales                                                    69,969          65,747         196,933         175,889
                                                               --------        --------        --------        --------

  Gross profit                                                   39,357          41,970         106,814         106,333

Selling, general and administrative expenses                     23,026          23,263          73,798          68,910

Facility closing and severance expenses (Note 8)                  1,338           1,527           4,658           1,527

Amortization of goodwill and intangibles                            985             716           2,976           1,792
                                                               --------        --------        --------        --------

  Income from operations                                         14,008          16,464          25,382          34,104

Other expenses
  Interest expense, net                                           8,947           8,131          26,691          14,587
  Non-recurring item - Lawsuit judgment (Note 9)                     --             341              --          15,341
  Other expense, net                                                 89             106              93             259
                                                               --------        --------        --------        --------

  Income (loss) before provision (benefit) for income
    taxes and extraordinary item                                  4,972           7,886          (1,402)          3,917

Provision (benefit) for income taxes                              2,972           4,016             (56)          2,546
                                                               --------        --------        --------        --------
  Income (loss) before extraordinary item                         2,000           3,870          (1,346)          1,371

Extraordinary loss, net of income tax benefit (Note 2)               --              --              --          (4,812)
                                                               --------        --------        --------        --------

  Net income (loss)                                               2,000           3,870          (1,346)         (3,441)

Dividends on Company-obligated mandatorily redeemable
  convertible trust preferred securities, net of income
  tax benefit                                                        --              --              --            (583)
                                                               --------        --------        --------        --------

  Net income (loss) available to common shareholders           $  2,000        $  3,870        $ (1,346)       $ (4,024)
                                                               ========        ========        ========        ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
   For The Nine Fiscal Months Ended September 28, 2001 and September 29, 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 Nine Fiscal Months Ended
                                                                                ---------------------------
                                                                                September 28,  September 29,
                                                                                    2001           2000
                                                                                ------------   ------------
Cash Flows From Operating Activities:
  Net loss                                                                       $   (1,346)    $   (3,441)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Extraordinary loss                                                                  --          4,812
     Lawsuit judgment (Note 9)                                                           --         15,341
     Depreciation                                                                    14,622          9,301
     Amortization of goodwill and intangibles                                         2,976          1,792
     Deferred income taxes                                                           (1,661)        (1,799)
     Amortization of deferred financing costs and debt discount                       1,675            967
     Gain on sales of rental equipment and property, plant and equipment             (7,404)        (7,205)
   Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                            (16,135)       (23,846)
     Inventories                                                                     (3,373)        (2,932)
     Prepaid income taxes                                                             2,590           (735)
     Accounts payable                                                                 8,268          6,885
     Accrued liabilities and other long-term liabilities                              4,181          7,035
     Other, net                                                                         338          2,112
                                                                                 ----------     ----------
          Net cash provided by operating activities                                   4,731          8,287
                                                                                 ----------     ----------

Cash Flows From Investing Activities:
  Property, plant and equipment additions                                            (6,958)        (6,855)
  Proceeds from sales of fixed assets                                                    --            196
  Rental equipment additions                                                        (18,670)       (13,232)
  Proceeds from sales of rental equipment                                            12,112         11,592
  Acquisitions (Note 3)                                                             (40,707)       (24,819)
  Refunds of purchase price on acquisitions                                              --          2,115
                                                                                 ----------     ----------
          Net cash provided by investing activities                                 (54,223)       (31,003)
                                                                                 ----------     ----------

Cash Flows From Financing Activities:
  Repayments of long-term debt                                                      (27,949)      (121,348)
  Issuance of long-term debt                                                         78,250        232,342
  Prepayment premium on extinguishments of long-term debt and interest rate
    swap agreements (Note 2)                                                             --           (476)
  Financing cost on unused long-term debt commitment (Note 2)                            --           (750)
  Financing costs incurred                                                             (791)        (9,734)
  Redemption of Class A common shares                                                  (998)      (164,315)
  Issuance of Class A common shares, net of issuance costs                            5,501         93,733
  Dividends on Company-obligated mandatorily redeemable convertible trust
    preferred securities, net of income tax benefit                                      --           (583)
                                                                                 ----------     ----------
          Net cash provided by financing activities                                  54,013         28,869
                                                                                 ----------     ----------

Effect of Exchange Rate Changes on Cash                                                (160)           (82)
                                                                                 ----------     ----------

          Net increase in cash                                                        4,361          6,071

Cash, beginning of period                                                             1,782          4,553
                                                                                 ----------     ----------
Cash, end of period                                                              $    6,143     $   10,624
                                                                                 ==========     ==========
Supplemental Disclosures:
  Cash paid  (refunded) for income taxes                                         $   (1,344)    $    1,689
  Cash paid for interest                                                             20,176          7,037
  Conversion of Company-obligated mandatorily redeemable convertible trust
    preferred securities into long-term debt                                             --         23,375
  Issuance of Class A common shares in conjunction with acquisition                   2,842             --
  Issuance of Class A common shares and loans to shareholders                           998          2,007


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                   For The Three and Nine Fiscal Months Ended
                    September 28, 2001 and September 29, 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                 Three Fiscal Months Ended       Nine Fiscal Months Ended
                                               ----------------------------    ----------------------------
                                               September 28,   September 29,   September 28,   September 29,
                                                   2001            2000            2001            2000
                                               ------------    ------------    ------------    ------------
Net income (loss)                                 $ 2,000         $ 3,870         $(1,346)       $(3,441)
Dividends on Company-obligated mandatorily
  redeemable convertible trust preferred
  securities, net of income tax benefit                --              --              --            (583)
Other comprehensive income:
  Foreign currency translation adjustment            (169)            (42)           (229)            (82)
                                                  -------         -------         -------         -------

Comprehensive income (loss)                       $ 1,831         $ 3,828         $(1,575)        $(4,106)
                                                  =======         =======         =======         =======




         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


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
                                                                       =======

(3) ACQUISITIONS

    (a) AnconCCL Inc.--On June 19, 2001, the Company acquired the stock of AnconCCL Inc. ("Ancon") for approximately $9,800 in cash, including acquisition costs, subject to a working capital adjustment. The payment was funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

        The acquisition has been accounted for as a purchase, and the results of Ancon have been included in the accompanying financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $10,700, including goodwill of $7,000) and liabilities assumed (approximately $900). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

    (b) Aztec Concrete Accessories, Inc.--On January 4, 2001, the Company acquired the stock of Aztec Concrete Accessories, Inc. ("Aztec") for approximately $32,800, including acquisition costs. The payment of the purchase price consisted of cash of approximately $29,900 and 105,263 common shares valued at approximately $2,900. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey and an increase of approximately $24,800 to the credit facility. The business is being operated as part of the Company's concrete accessories business.

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

    (c) Conspec Marketing & Manufacturing Co., Inc.--On July 17, 2000, the Company acquired all of the stock of Conspec Marketing & Manufacturing Co., Inc. and related entities (now known as Dayton Superior Specialty Chemical Corp.), for $24,300 in cash, including acquisition costs, a payment of approximately $1,000 in the second quarter of 2001 for a tax election, less a working capital reduction of approximately $100 received in the first quarter of 2001. The payments were funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

        The acquisition has been accounted for as a purchase, and the results of Conspec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $29,600, including goodwill of $19,500) and liabilities assumed (approximately $5,300). Pro forma financial information is not required.

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


(4) ACCOUNTING POLICIES

    The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 2000. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

    (a) Fiscal Quarter--The Company's fiscal year end is December 31. The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

    (b) Inventories--Substantially all inventories are stated at the lower of first in, first out (FIFO) cost or market. Following is a summary of the components of inventories as of September 28, 2001 and December 31, 2000:

                                                 September 28,    December 31,
                                                     2001             2000
                                                 ------------     ------------
        Raw materials                              $ 12,046         $  9,966
        Finished goods and work in progress          40,716           35,503
                                                   --------         --------
                                                     52,762           45,469
        Net realizable value reserve                 (2,899)          (2,153)
                                                   --------         --------
                                                   $ 49,863         $ 43,316
                                                   ========         ========

    (c) Rental Equipment--Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of September 28, 2001 and December 31, 2000 are net of accumulated depreciation of $20,305 and $11,527, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                          Three fiscal months ended        Nine fiscal months ended
                         ----------------------------    ----------------------------
                         September 28,   September 29,   September 28,   September 29,
                             2001            2000            2001            2000
                         ------------    ------------    ------------    ------------
        Rental revenue     $ 14,966        $ 15,387        $ 40,239        $ 40,052
        Cost of sales         3,070           2,234          10,054           6,790

        Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of certain items within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing this expenditure. Simultaneously, the useful lives of these items were reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change, the Company's gross profit and income from operations for the nine fiscal months ended September 28, 2001 were decreased by a one time cumulative charge of $2,272.

    (d) New Accounting Pronouncements--In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill will be required. Certain other intangible assets will continue to be amortized over their estimated useful lives. This Statement will be adopted effective January 1, 2002 for the Company. The Company is still evaluating the Statements and does not know what impact the Statements will have on the results of operations or financial position. The Company does not believe that there will be any impact on cash flows from adopting these Statements.

    (e) Reclassifications--Certain reclassifications have been made to the 2000 amounts to conform to their 2001 classifications.

(5) CREDIT ARRANGEMENTS

    Following is a summary of the Company's long-term debt as of September 28, 2001 and December 31, 2000:

                                                                          September 28,   December 31,
                                                                              2001            2000
                                                                          ------------    -----------
    Revolving credit facility, weighted average interest rate of 7.5%      $    2,075      $    6,000
    Acquisition credit facility, weighted average interest rate of 5.6%         9,250              --
    Term Loan Tranche A, weighted average interest rate of 6.3%                22,161          22,161
    Term Loan Tranche B, weighted average interest rate of 6.3%                98,500          53,500
    Senior Subordinated Notes, interest rate of 13.0%                         170,000         170,000
    Debt discount on Senior Subordinated Notes                                (11,509)        (12,100)
    Debentures previously held by Dayton Superior Capital Trust,
       interest rate of 9.1%, due on demand                                     1,214           1,214
    Note payable to one of the former stockholders of Symons
       Corporation, interest rate of 10.5%                                      5,000           5,000
    City of Parsons, Kansas Economic Development Loan, interest
       rate of 7.0%                                                               126             150
                                                                           ----------      ----------
    Total debt                                                                296,817         245,925
    Less current maturities                                                    (8,924)         (6,246)
                                                                           ----------      ----------
    Long-term portion                                                      $  287,893      $  239,679
                                                                           ==========      ==========

    In May 2001, the Company increased its borrowings on the Term Loan Tranche B by $45,000. The total borrowings from this issuance, net of financing costs of approximately $800, were used to repay the outstanding balance on the acquisition credit facility of $24,000. The remaining $20,200 was used to pay down existing debt on the Company's revolving credit facility.

    As of September 28, 2001, the Company's credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans in June 2004 and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

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

    At September 28, 2001, of the $50,000 Revolving Credit Facility that was available, $2,075 of borrowings was outstanding. The average borrowing, maximum borrowing, and weighted average interest rate on the revolving line of credit and its predecessor for the periods indicated were as follows:

                                       Three fiscal months ended       Nine fiscal months ended
                                     -----------------------------   ----------------------------
                                     September 28,   September 29,   September 28,   September 29,
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------
    Average borrowing                  $  7,529        $  1,112        $ 11,413        $  6,265
    Maximum borrowing                    12,425           6,150          26,425          16,420
    Weighted average interest rate          7.8%           10.9%            8.1%            7.9%

    The credit facility contains certain restrictive covenants which, among other things, require that the Company maintain a minimum interest coverage ratio and a minimum EBITDA level and not exceed a certain leverage ratio.

    The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (AnconCCL Inc.; Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; JDC Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have provided a guarantee of the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. Following are the supplemental consolidated condensed balance sheets as of September 28, 2001 and December 31, 2000, as well as the supplemental consolidated condensed statements of operations for the three and nine fiscal months ended September 28, 2001 and September 29, 2000 and cash flows for the nine fiscal months ended September 28, 2001 and September 29, 2000.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                            As of September 28, 2001

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                 -----------    ------------    ------------   ------------   ------------
ASSETS
Cash                                              $    3,791     $    1,208      $    1,144     $     --       $    6,143
Accounts receivable, net                              32,271         41,231           1,609           --           75,111
Inventories                                           20,355         28,364           1,144           --           49,863
Intercompany                                          68,188        (68,059)           (129)          --
Other current assets                                   6,925          6,772             146           --           13,843
                                                  ----------     ----------      ----------     ----------     ----------
    TOTAL CURRENT ASSETS                             131,530          9,516           3,914           --          144,960
Property, plant and equipment, net                    22,484         35,509             166           --           58,159
Rental equipment, net                                  6,804         62,789              59           --           69,652
Investment in subsidiaries                           122,606           --              --         (122,606)          --
Other assets                                          56,395         83,488            --             --          139,883
                                                  ----------     ----------      ----------     ----------     ----------
    TOTAL ASSETS                                  $  339,819     $  191,302      $    4,139     $ (122,606)    $  412,654
                                                  ==========     ==========      ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS'  EQUITY
    (DEFICIT)
Current maturities of long-term debt              $    8,924     $     --        $     --       $     --       $    8,924
Accounts payable                                      14,792         19,723             422           --           34,937
Accrued liabilities                                   16,499         14,553             286           --           31,338
                                                  ----------     ----------      ----------     ----------     ----------
    TOTAL CURRENT LIABILITIES                         40,215         34,276             708           --           75,199
Long-term debt, net                                  287,893            --             --             --          287,893
Other long-term liabilities                            5,590         24,747             187           --           30,524
Total shareholders' equity (deficit)                   6,121        132,279           3,244       (122,606)        19,038
                                                  ----------     ----------      ----------     ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                     $  339,819     $  191,302      $    4,139     $ (122,606)    $  412,654
                                                  ==========     ==========      ==========     ==========     ==========

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2000

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                 -----------    ------------    ------------   ------------   ------------
ASSETS
Cash                                              $    1,603     $     (825)     $    1,004     $     --       $    1,782
Accounts receivable, net                              20,912         33,648           1,226                        55,786
Inventories                                           20,903         21,440             973           --           43,316
Intercompany                                          69,643        (70,595)            952           --             --
Other current assets                                  11,364          6,856             301           --           18,521
                                                  ----------     ----------      ----------     ----------     ----------
    TOTAL CURRENT ASSETS                             124,425         (9,476)          4,456           --          119,405
Property, plant and equipment, net                    24,169         28,824             182           --           53,175
Rental equipment, net                                  6,768         57,596              89           --           64,453
Investment in subsidiaries                            79,598           --              --          (79,598)          --
Other assets                                          57,653         40,732            --             --           98,385
                                                  ----------     ----------      ----------     ----------     ----------
    TOTAL ASSETS                                  $  292,613     $  117,676      $    4,727     $  (79,598)    $  335,418
                                                  ==========     ==========      ==========     ==========     ==========
LIABILITIES AND SHAREHOLDERS'  EQUITY
    (DEFICIT)
Current maturities of long-term debt              $    6,246     $     --        $     --       $     --       $    6,246
Accounts payable                                      13,394         11,733             370           --           25,497
Accrued liabilities                                   18,224          8,252             318           --           26,794
                                                  ----------     ----------      ----------     ----------     ----------
    TOTAL CURRENT LIABILITIES                         37,864         19,985             688           --           58,537
Long-term debt, net                                  239,679           --              --             --          239,679
Other long-term liabilities                            6,301         17,504             201           --           24,006
Total shareholders' equity (deficit)                   8,769         80,187           3,838        (79,598)        13,196
                                                  ----------     ----------      ----------     ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                     $  292,613     $  117,676      $    4,727     $  (79,598)    $  335,418
                                                  ==========     ==========      ==========     ==========     ==========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                  Three Fiscal Months Ended September 28, 2001

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Consolidated
                                                 -----------    ------------    ------------   ------------
Net sales                                          $ 52,232       $ 54,435        $  2,659       $109,326
Cost of sales                                        34,846         33,442           1,681         69,969
                                                   --------       --------        --------       --------
  Gross profit                                       17,386         20,993             978         39,357
Selling, general and administrative
  expenses                                            9,024         13,617             385         23,026
Facility closing and severance expenses                 110          1,228            --            1,338
Amortization of goodwill and intangibles                574            411            --              985
Management fees                                         (75)          --                75           --
                                                   --------       --------        --------       --------
  Income (loss) from operations                       7,753          5,737             518         14,008
Other expenses
  Interest expense                                    8,838            109            --            8,947
  Other expense (income), net                          --               89            --               89
                                                   --------       --------        --------       --------
  Income (loss) before provision (benefit)
    for income taxes                                 (1,085)         5,539             518          4,972
Provision (benefit) for income taxes                  3,647           (436)           (239)         2,972
                                                   --------       --------        --------       --------
Net income (loss)                                  $ (4,732)      $  5,975        $    757       $  2,000
                                                   ========       ========        ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                  Three Fiscal Months Ended September 29, 2000

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Consolidated
                                                 -----------    ------------    ------------   ------------
Net sales                                          $ 52,895       $ 51,808        $  3,014       $107,717
Cost of sales                                        35,505         28,361           1,881         65,747
                                                   --------       --------        --------       --------
  Gross profit                                       17,390         23,447           1,133         41,970
Selling, general and administrative
  expenses                                            8,782         13,925             556         23,263
Facility closing and severance expenses               1,527           --              --            1,527
Amortization of goodwill and intangibles                457            259            --              716
Management fees                                         (40)          --                40           --
                                                   --------       --------        --------       --------
  Income (loss) from operations                       6,664          9,263             537         16,464
Other expenses
  Interest expense (income)                           8,143            (12)           --            8,131
  Non-recurring item - Lawsuit judgment                --              341            --              341
  Other expense, net                                    322           (214)             (2)           106
                                                   --------       --------        --------       --------
  Income (loss) before provision (benefit)
    for income taxes                                 (1,801)         9,148             539          7,886
Provision (benefit) for income taxes                   (142)         3,693             465          4,016
                                                   --------       --------        --------       --------
Net Income (loss)                                  $ (1,659)      $  5,455        $     74       $  3,870
                                                   ========       ========        ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                   Nine Fiscal Months Ended September 28, 2001

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Consolidated
                                                 -----------    ------------    ------------   ------------
Net sales                                         $  145,715     $  150,923      $    7,109     $  303,747
Cost of sales                                         96,685         95,745           4,503        196,933
                                                    --------       --------        --------       --------
  Gross profit                                        49,030         55,178           2,606        106,814
Selling, general and administrative
  expenses                                            29,039         43,494           1,265         73,798
Facility closing and severance expenses                2,045          2,613            --            4,658
Amortization of goodwill and intangibles               1,487          1,489            --            2,976
Management fees                                         (225)          --               225           --
                                                  ----------     ----------      ----------     ----------
  Income (loss) from operations                       16,684          7,582           1,116         25,382
Other expenses
  Interest expense                                    26,256            435            --           26,691
  Other expense (income), net                             (3)            96            --               93
                                                  ----------     ----------      ----------     ----------
  Income (loss) before provision (benefit)
    for income taxes                                  (9,569)         7,051           1,116         (1,402)
Provision (benefit) for income taxes                    (383)           282              45            (56)
                                                  ----------     ----------      ----------     ----------
Net income (loss)                                 $   (9,186)    $    6,769      $    1,071     $   (1,346)
                                                  ==========     ==========      ==========     ==========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                   Nine Fiscal Months Ended September 29, 2000

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Consolidated
                                                 -----------    ------------    ------------   ------------

Net sales                                         $  143,879     $  131,379      $    6,964     $  282,222
Cost of sales                                         97,555         74,085           4,249        175,889
                                                    --------       --------        --------       --------
  Gross profit                                        46,324         57,294           2,715        106,333
Selling, general and administrative
  expenses                                            26,843         40,423           1,644         68,910
Facility closing and severance expenses                1,527           --              --            1,527
Amortization of goodwill and intangibles               1,324            468            --            1,792
Management fees                                         (120)          --               120           --
                                                  ----------     ----------      ----------     ----------
  Income (loss) from operations                       16,750         16,403             951         34,104
Other expenses
  Interest expense                                    14,624            (37)           --           14,587
  Non-recurring - Lawsuit judgment                      --           15,341            --           15,341
  Other expense (income), net                            249             10            --              259
                                                  ----------     ----------      ----------     ----------
  Income (loss) before provision (benefit)
    for income taxes and extraordinary item            1,877          1,089             951          3,917
Provision (benefit) for income taxes                   1,220            708             618          2,546
                                                  ----------     ----------      ----------     ----------
Income (loss) before extraordinary item                  657            381             333          1,371
Extraordinary loss, net of income tax benefit         (4,812)          --              --           (4,812)
                                                  ----------     ----------      ----------     ----------
Net Income (loss)                                     (4,155)           381             333         (3,441)
Dividends on Company-obligated
  mandatorily redeemable convertible
  trust preferred securities, net of
  income tax benefit                                    (583)          --              --             (583)
                                                  ----------     ----------      ----------     ----------
Net income (loss) available to common
  shareholders                                    $   (4,738)    $      381      $      333     $   (4,024)
                                                  ==========     ==========      ==========     ==========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                   Nine Fiscal Months Ended September 28, 2001

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Consolidated
                                                 -----------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ (9,186)      $  6,769        $  1,071       $ (1,346)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                   6,366         12,872              35         19,273
      Deferred income taxes                          (1,661)          --              --           (1,661)
      Gain on sales of rental equipment and
      fixed assets                                     (419)        (6,918)            (67)        (7,404)
  Change in assets and liabilities, net of
    the effects of acquisitions                      (4,330)         2,063          (1,864)        (4,131)
                                                   --------       --------        --------       --------
      Net cash provided by (used in)
        operating activities                         (9,230)        14,786            (825)         4,731
                                                   --------       --------        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions            (3,106)        (3,804)            (48)        (6,958)
  Rental equipment additions                         (1,200)       (17,428)            (42)       (18,670)
  Proceeds from sale of rental equipment                963         11,015             134         12,112
  Acquisitions, net                                 (40,707)          --              --          (40,707)
                                                   --------       --------        --------       --------
      Net cash provided by (used in)
        investing activities                        (44,050)       (10,217)             44        (54,223)
                                                   --------       --------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                    50,301           --              --           50,301
  Financing costs incurred                             (791)          --              --             (791)
  Redemption of Class A common shares                  (998)          --              --             (998)
  Issuance of Class A common shares                   5,501           --              --            5,501
  Intercompany                                        1,455         (2,536)          1,081           --
                                                   --------       --------        --------       --------
      Net cash provided by (used in)
        financing activities                         55,468         (2,536)          1,081         54,013
                                                   --------       --------        --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                --             --              (160)          (160)
                                                   --------       --------        --------       --------

      Net increase (decrease) in cash                 2,188          2,033             140          4,361

CASH, beginning of period                             1,603           (825)          1,004          1,782
                                                   --------       --------        --------       --------

CASH, end of period                                $  3,791       $  1,208        $  1,144       $  6,143
                                                   ========       ========        ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                   Nine Fiscal Months Ended September 29, 2000

                                                   Dayton
                                                  Superior       Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries   Consolidated
                                                 -----------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $   (4,155)    $      381      $      333     $   (3,441)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Extraordinary loss                               4,812           --              --            4,812
      Lawsuit judgment                                  --           15,341            --           15,341
      Depreciation and amortization                    5,129          6,905              26         12,060
      Deferred income taxes                           (1,799)          --              --           (1,799)
      Gain on sales of rental equipment and
      fixed assets                                    (1,361)        (5,816)            (28)        (7,205)
  Change in assets and liabilities, net of
    the effects of acquisitions                            8         (9,694)         (1,795)       (11,481)
                                                  ----------     ----------      ----------     ----------
      Net cash provided by (used in)
        operating activities                           2,634          7,117          (1,464)         8,287
                                                  ----------     ----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net        (3,349)        (3,243)            (67)        (6,659)
  Rental equipment additions                          (1,740)       (11,433)            (59)       (13,232)
  Proceeds from sale of rental equipment               2,226          9,320              46         11,592
  Acquisitions                                       (24,819)          --              --          (24,819)
  Refunds of purchase price on acquisitions            2,115           --              --            2,115
                                                  ----------     ----------      ----------     ----------
      Net cash used in investing activities          (25,567)        (5,356)            (80)       (31,003)
                                                  ----------     ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                    110,994           --              --          110,994
  Prepayment premium on extinguishments of
    long-term debt and interest rate swap
    agreements                                          (476)          --              --             (476)
  Financing costs on unused long-term debt
    commitment                                          (750)          --              --             (750)
  Financing costs incurred                            (9,734)          --              --           (9,734)
  Redemption of class A common shares               (164,315)          --              --         (164,315)
  Issuance of Class A common shares                   93,733           --              --           93,733
  Dividends on Company-obligated mandatorily
    redeemable convertible trust preferred
    securities, net of income tax benefit               (583)          --              --             (583)
  Intercompany                                         1,104         (1,579)            475           --
                                                  ----------     ----------      ----------     ----------
      Net cash provided by financing
        activities                                    29,973         (1,579)            475         28,869
                                                  ----------     ----------      ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 --             --               (82)           (82)

                                                  ----------     ----------      ----------     ----------
      Net increase (decrease) in cash                  7,040            182          (1,151)         6,071

CASH, beginning of period                              3,488           (361)          1,426          4,553
                                                  ----------     ----------      ----------     ----------

CASH, end of period                               $   10,528     $     (179)     $      275     $   10,624
                                                  ==========     ==========      ==========     ==========

(6) STOCK OPTION PLANS

    The Company has a stock option plan which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net income (loss) before extraordinary item for the three and nine fiscal months ended September 28, 2001 and September 29, 2000 would have been reduced to the following pro forma amounts:

                                           Three fiscal months ended       Nine fiscal months ended
                                         -----------------------------   ----------------------------
                                         September 28,   September 29,   September 28,   September 29,
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------
    Income (loss) before
      extraordinary item   As Reported     $  2,000        $  3,870        $ (1,346)       $  1,371
                           Pro Forma          1,816           3,833          (1,909)          1,239

    Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

    A summary of the activity of the Company's stock option plans for the nine fiscal months ended September 28, 2001 is presented in the table below:

                                                              Weighted
                                                               Average
                                             Number of      Exercise Price
                                              Shares          Per Share
                                             ---------      --------------
    Outstanding at December 31, 2000          570,946         $   24.22
    Granted                                     5,506             27.50
    Exercised                                  (9,134)            21.20
    Cancelled                                 (18,273)            27.00
                                             --------         ---------
    Outstanding at September 28, 2001         549,045         $   24.21
                                             ========         =========

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

     Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and nine fiscal months ended September 28, 2001 and September 29, 2000 is as follows:

                                                   Three fiscal months ended          Nine fiscal months ended
                                                 ----------------------------       ----------------------------
                                                 September 28,   September 29,      September 28,   September 29,
                                                     2001            2000               2001            2000
                                                 ------------    ------------       ------------    ------------
     Concrete Accessories                          $ 60,702        $ 57,824           $170,592        $152,579
     Concrete Forming Systems                        32,900          36,683             92,707          96,770
     Paving Products                                 15,724          13,210             40,448          32,873
                                                   --------        --------           --------        --------
     Net sales to external customers               $109,326        $107,717           $303,747        $282,222
                                                   ========        ========           ========        ========

     Concrete Accessories                          $  1,707        $  1,227           $  4,272        $  3,495
     Concrete Forming Systems                         2,048           1,635              5,478           5,180
     Paving Products                                  1,074             681              2,369           2,097
                                                   --------        --------           --------        --------
     Net sales to other segments                   $  4,829        $  3,543           $ 12,119        $ 10,772
                                                   ========        ========           ========        ========

                                            Three fiscal months ended             Nine fiscal months ended
                                         -------------------------------      -------------------------------
                                         September 28,      September 29,     September 28,      September 29,
                                             2001               2000               2001               2000
                                         ------------       ------------      ------------       ------------
Concrete Accessories                       $  3,147           $  2,880           $  9,585           $  5,129
Concrete Forming Systems                      5,011              4,771             14,991              8,629
Paving Products                                 789                480              2,115                829
                                           --------           --------           --------           --------
Interest expense, net                      $  8,947           $  8,131           $ 26,691           $ 14,587
                                           ========           ========           ========           ========

Concrete Accessories                       $  6,690           $  6,443           $ 12,083           $ 18,748
Concrete Forming Systems                        776              3,137             (5,069)            (7,504)
Paving Products                               1,776              1,613              3,084              3,023
Corporate                                    (1,553)            (1,601)            (4,791)            (4,762)
Intersegment Eliminations                    (2,717)            (1,706)            (6,709)            (5,588)
                                           --------           --------           --------           --------
Income (loss) before income taxes
    and extraordinary item                 $  4,972           $  7,886           $ (1,402)          $  3,917
                                           ========           ========           ========           ========

Concrete Accessories                       $  1,035           $  1,309           $  3,643           $  3,756
Concrete Forming Systems                      3,208              1,577              9,971              4,825
Paving Products                                 274                223                823                668
Corporate                                        70                 17                185                 52
                                           --------           --------           --------           --------
Depreciation                               $  4,587           $  3,126           $ 14,622           $  9,301
                                           ========           ========           ========           ========

Concrete Accessories                       $    880           $    623           $  2,568           $  1,611
Concrete Forming Systems                         64                 64                274                 81
Paving Products                                  41                 29                134                100
                                           --------           --------           --------           --------
Amortization of goodwill and
    intangibles                            $    985           $    716           $  2,976           $  1,792
                                           ========           ========           ========           ========

     Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three and nine fiscal months ended September 28, 2001 and September 29, 2000 is as follows:

                                       Three fiscal months ended          Nine fiscal months ended
                                     -----------------------------     -----------------------------
                                     September 28,    September 29,    September 28,    September 29,
                                         2001             2000             2001             2000
                                     ------------     ------------     ------------     ------------
Concrete Accessories                    $ 1,626          $ 1,970          $ 4,107          $ 4,374
Concrete Forming Systems                    630              239            1,925            1,196
Paving Products                             309              257              794              990
Corporate                                    10              179              132              295
                                        -------          -------          -------          -------
Property, Plant, and Equipment
     Additions                          $ 2,575          $ 2,645          $ 6,958          $ 6,855
                                        =======          =======          =======          =======

Concrete Accessories                    $   449          $   485          $ 1,261          $ 1,813
Concrete Forming Systems                  7,909            2,565           17,409           11,419
                                        -------          -------          -------          -------
Rental Equipment Additions              $ 8,358          $ 3,050          $18,670          $13,232
                                        =======          =======          =======          =======

     Information regarding each segment's assets and the reconciliation to the consolidated amounts as of September 28, 2001 and December 31, 2000, is as follows:

                                                    As of
                                      ---------------------------------
                                      September 28,         December 31,
                                          2001                 2000
                                      ------------          -----------
     Concrete Accessories              $  222,380            $ 161,213
     Concrete Forming Systems             138,698              130,555
     Paving Products                       25,893               19,386
     Corporate and Unallocated             26,293               24,264
                                       ----------            ---------
     Total Assets                      $  413,264            $ 335,418
                                       ==========            =========

(8) FACILITY CLOSING AND SEVERANCE EXPENSES

    During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was $4,690, and was to encompass approximately 200 employee terminations. During the third quarter of 2001, this estimate was increased to approximately $5,200. The total estimated exit costs are comprised of employee involuntary termination benefits ($2,200), lease termination costs ($700), relocation activities ($1,100) and other post-closing maintenance costs ($1,200). Of this total, $1,338 was expensed during the third quarter of 2001 ($4,658 has been expensed since the plan's approval). The remaining $542 will be expensed during the fourth quarter of 2001 as paid. Of the amounts accruable at the time of the plan's approval, $1,990 is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.


(9) CONTINGENCIES

     Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of its business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, damages of approximately $14,100 were awarded against Symons in 1999, and both parties were enjoined from engaging in certain conduct. The Company recorded a $15,000 charge in the second quarter of 2000 after its unsuccessful appeal.

     In October 2000, Symons satisfied the judgment of $14,100, post-judgment interest of $1,134, and reimbursement of EFCO's defense costs of $107, by payment to EFCO from the Company's cash on hand and from the Company's revolving credit facility.

     Symons has made a claim to its primary and excess insurance carriers for "advertising injury" and other claims under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

     Royal Surplus Lines Insurance Co., Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit. The complaint was amended by Royal in October 2000 by adding the Federal Insurance Company as an additional plaintiff. Symons filed a cross complaint against Royal and Federal in January 2001 and later amended the cross complaint by adding American International Surplus Lines Co., Westchester Fire Insurance Co., International Insurance Co., and Aon Risk Services of California, Inc.

     The Royal insurance policy, against which defense and indemnification claims have been made, provides $500 of primary insurance (subject to a self-insured retention of $500) and the payment of defense costs. The excess insurance policies provide an additional $10,000 of coverage for each policy year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe that we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of September 28, 2001, we have three principal operating divisions, which are organized around the following product lines:

         -        Concrete Accessories;

         -        Concrete Forming Systems; and

         -        Paving Products.


ACQUISITIONS

We have completed four acquisitions since the beginning of 2000. These acquisitions are summarized in the following table:

                                                                Purchase Price
   Date           Business Acquired         Division             (In millions)
   ----           -----------------         --------            --------------
February 2000     Polytite             Concrete Accessories        $   1.6
July 2000         Conspec              Concrete Accessories           24.2
January 2001      Aztec                Concrete Accessories           32.8
June 2001         AnconCCL             Concrete Accessories            9.8*

*Subject to working capital adjustment

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net sales.

                                                         Three fiscal months ended              Nine fiscal months ended
                                                      September 28,      September 29,      September 28,       September 29,
                                                          2001               2000               2001                2000
                                                      ------------       ------------       ------------        ------------
Net sales                                                 100.0%             100.0%             100.0%              100.0%
Cost of sales                                              64.0               61.0               64.8                62.3
                                                         ------             ------             ------              ------
Gross profit                                               36.0               39.0               35.2                37.7
Selling, general and administrative expenses               21.1               21.6               24.3                24.4
Facility closing and severance expenses                     1.2                1.4                1.5                 0.6
Amortization of goodwill and intangibles                    0.9                0.7                1.0                 0.6
                                                         ------             ------             ------              ------
Income from operations                                     12.8               15.3                8.4                12.1
Interest expense, net                                       8.2                7.6                8.8                 5.2
Non-recurring item-Lawsuit judgment                          --                0.3                 --                 5.4
Other expense, net                                          0.1                0.1                 --                 0.1
                                                         ------             ------             ------              ------
Income (loss) before provision (benefit) for
     income taxes and extraordinary item                    4.5                7.3               (0.4)                1.4
Provision (benefit) for income taxes                        2.7                3.7                 --                 0.9
                                                         ------             ------             ------              ------
Income (loss) before extraordinary item                     1.8                3.6               (0.4)                0.5
Extraordinary item, net of income tax benefit                --                 --                 --                (1.7)
                                                         ------             ------             ------              ------
Net income (loss)                                           1.8                3.6               (0.4)               (1.2)
Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                   --                 --                 --                (0.2)
                                                         ------             ------             ------              ------
Net income (loss) available to common
     shareholders                                           1.8%               3.6%              (0.4%)              (1.4%)
                                                         ======             ======             ======              ======

COMPARISON OF THREE FISCAL MONTHS ENDED SEPTEMBER 28, 2001 AND
SEPTEMBER 29, 2000

NET SALES

Net sales increased $1.6 million, or 1.5%, to $109.3 million in the third quarter of 2001 from $107.7 million in the third quarter of 2000. The following table summarizes our net sales by segment:

                                                    Three fiscal months ended
                                     --------------------------------------------------------
                                       September 28, 2001                September 29, 2000
                                     ----------------------            ----------------------
                                                          (In thousands)
                                     Net Sales        %                Net Sales        %           % Change
                                     ---------     --------            ---------     --------       --------
Concrete accessories                 $  62,409         57.1%           $  59,051         54.8%           5.7%
Concrete forming systems                34,948         31.9               38,318         35.6           (8.8)
Paving products                         16,798         15.4               13,891         12.9           20.9
Intersegment eliminations               (4,829)        (4.4)              (3,543)        (3.3)          36.3
                                     ---------     --------            ---------     --------       --------
Net sales                            $ 109,326        100.0%           $ 107,717        100.0%           1.5%
                                     =========     ========            =========     ========       ========

Net sales of concrete accessories increased 5.7% to $62.4 million in the third quarter of 2001 from $59.1 million in the third quarter of 2000, primarily due to the acquisitions of Aztec, which contributed $6.0 million, and AnconCCL, which contributed $2.1 million. This was partially offset by decreases in the existing business due to the Company's weaker markets in the third quarter of 2001 compared to 2000.

Net sales of concrete forming systems decreased 8.8% to $34.9 million for the third quarter of 2001 compared to $38.3 million in the third quarter of 2000, primarily due to a shortfall in rental revenues and sales of larger new and used forms resulting from the Company's weaker markets in the third quarter of 2001 compared to 2000.

Net sales of paving products increased $2.9 million, or 20.9%, in the third quarter of 2001 compared to the third quarter of 2000 primarily due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21, and the increased presence in California following the opening of a new manufacturing facility in Modesto, California.

GROSS PROFIT

Gross profit for the third quarter of 2001 was $39.4 million, a 6.2% decrease from $42.0 million in the third quarter of 2000, due to a higher mix of lower gross margin paving products, a lower mix of higher gross margin concrete forming system products and higher energy costs. Gross margin was 36.0% in the third quarter of 2001, decreasing from 39.0% in 2000 primarily due to a higher mix of lower gross margin paving products, a lower mix of higher gross margin concrete forming systems and lower margins achieved on masonry products within the Concrete Accessories Division due to price competition.

OPERATING EXPENSES

Selling, general, and administrative expenses decreased to $23.0 million in the third quarter of 2001 from $23.3 million in the third quarter of 2000 despite higher net sales. This was a result of the cost reduction initiatives implemented by management, offset partially by increased costs of $1.2 million attributable to the Aztec and Ancon acquisitions. SG&A expenses decreased as a percent of net sales to 21.1% in the third quarter of 2001 from 21.6% in the third quarter of 2000, due to the factors described above.

During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was $4.7 million, and was to encompass approximately 200 employee terminations. During the third quarter of 2001, this estimate was increased to approximately $5.2 million. The total estimated exit costs are comprised of employee involuntary termination benefits ($2.2 million), lease termination costs ($0.7 million), relocation activities ($1.1 million) and other post-closing maintenance costs ($1.2 million). Of this total, $1.3 million was expensed during the third quarter of 2001 ($4.7 million has been expensed since the plan's approval). The remaining $0.5 million will be expensed during the fourth quarter of 2001 as paid. Of the amounts accruable at the time of the plan's approval, $2.0 million is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

Amortization of goodwill and intangibles increased to $1.0 million in the third quarter of 2001 from $0.7 million in the third quarter of 2000 due to increased goodwill amortization resulting from the acquisitions of Aztec and Ancon.

OTHER EXPENSES

Net interest expense increased to $8.9 million in the third quarter of 2001 from $8.1 million in the third quarter of 2000 primarily due to increased long-term debt as a result of the acquisitions.


INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM

Income before income taxes and extraordinary item in the third quarter of 2001 was $5.0 million as compared to $7.9 million in the third quarter of 2000 and was comprised of the following:

                                                  Three fiscal months ended
                                              ---------------------------------
                                              September 28,        September 29,
                                                   2001                2000
                                              ------------         ------------
                                                       (In thousands)
          Concrete accessories                   $ 6,690             $ 6,443
          Concrete forming systems                   776               3,137
          Paving products                          1,776               1,613
          Corporate                               (1,553)             (1,601)
          Intersegment eliminations               (2,717)             (1,706)
                                              ------------         ------------
          Income (loss) before income taxes      $ 4,972             $ 7,886
                                              ============         ============

Concrete accessories' income before income taxes of $6.7 million in the third quarter of 2001 increased from $6.4 million in the third quarter of 2000 due to the higher net sales, offset partially by higher interest expense of $0.3 million, and $0.5 million of facility closing and severance expenses recorded in the third quarter of 2001.

Concrete forming systems' income before income taxes was $0.8 million in the third quarter of 2001 in comparison to $3.1 million in the third quarter of 2000 due primarily to the shortfall in rental revenues.

Income before income taxes from paving products was $1.8 million in the third quarter of 2001 in comparison to $1.6 million in the third quarter of 2000 despite higher interest expense of $0.3 million, due to the higher net sales.

Corporate expenses were virtually flat between periods at $1.6 million.

Elimination of profit on intersegment sales was $2.7 million in the third quarter of 2001 compared to $1.7 million in the third quarter of 2000.

NET INCOME

The effective tax rate in the third quarter of 2001 was 59.8%, which is higher than the statutory rate due to the non-deductibility of goodwill amortization and state and local taxes. Income (loss) before extraordinary item for the third quarter of 2001 was $2.0 million compared to $3.9 million in the third quarter of 2000 due to the factors described above.


COMPARISON OF NINE FISCAL MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

NET SALES

Net sales increased $21.5 million, or 7.6%, to $303.7 million in the first nine months of 2001 from $282.2 million in the first nine months of 2000. The following table summarizes our net sales by segment:

                                                           Nine fiscal months ended
                                     --------------------------------------------------------------------
                                         September 28, 2001                       September 29, 2000
                                     ---------------------------              ---------------------------
                                                                (In thousands)
                                     Net Sales               %                Net Sales               %               % Change
                                     ---------             -----              ---------             -----             --------
Concrete accessories                 $ 174,864              57.6%             $ 156,074              55.3%              12.0%
Concrete forming systems                98,185              32.3                101,950              36.1               (3.7)
Paving products                         42,817              14.1                 34,970              12.4               22.4
Intersegment eliminations              (12,119)             (4.0)               (10,772)             (3.8)              12.5
                                     ---------             -----              ---------             -----
Net sales                            $ 303,747             100.0%             $ 282,222             100.0%               7.6%
                                     =========             =====              =========             =====

Net sales of concrete accessories increased 12.0% to $174.9 million in the first nine months of 2001 from $156.1 million in the first nine months of 2000, due to the acquisitions of Aztec, which contributed $16.6 million, AnconCCL, which contributed $2.5 million, and Conspec, which contributed approximately $10.9 million of incremental sales year over year. This was partially offset by decreases in the existing business due to the Company's weaker markets in the first nine months of 2001 compared to 2000.

Net sales of concrete forming systems were $98.2 million for the first nine months of 2001, compared to $102.0 million in the first nine months of 2000, primarily due to a shortfall in rental revenues and sales of larger new and used forms resulting from the Company's weaker markets in the first nine months of 2001, compared to 2000.

Net sales of paving products increased $7.8 million, or 22.4%, in the first nine months of 2001, compared to the first nine months of 2000, due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21, and the increased presence in California following the opening of a new manufacturing facility in Modesto, California.

GROSS PROFIT

Gross profit for the first nine months of 2001 was $106.8 million, a $0.5 million increase from $106.3 million in the first nine months of 2000. Gross profit increased $2.8 million due to the increased net sales and the impact of the cost reduction initiatives implemented by management. A change in accounting estimate relating to the depreciable lives of a portion of the rental fleet reduced gross profit by $2.3 million for the nine fiscal months ended September 28, 2001. Gross margin was 35.2% in the first nine months of this year, decreasing from 37.7% last year. Excluding the change in accounting estimate, gross margin was 35.9% in the first nine months of 2001. The remaining decrease from the first nine months of 2000 was due to a higher mix of lower gross margin paving products, a lower mix of higher gross margin concrete forming systems products, lower margins achieved on masonry products within the Concrete Accessories Division due to price competition and higher energy costs.

OPERATING EXPENSES

SG&A expenses increased $4.9 million to $73.8 million in the first nine months of 2001 from $68.9 million in the first nine months of 2000, as a result of recent acquisitions, which totaled approximately $5.1 million, offset partially by the cost reduction initiatives implemented by management.

During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was $4.7 million, and was to encompass approximately 200 employee terminations. During the third quarter of 2001, this estimate was increased to approximately $5.2 million. The total estimated exit costs are comprised of employee involuntary termination benefits ($2.2 million), lease termination costs ($0.7 million), relocation activities ($1.1 million) and other post-closing maintenance costs ($1.2 million). Of this total, $1.3 million was expensed during the third quarter of 2001 ($4.7 million has been expensed since the plan's approval). The remaining $0.5 million will be expensed during the fourth quarter of 2001 as paid. Of the amounts accruable at the time of the plan's approval, $2.0 million is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.



Amortization of goodwill and intangibles increased to $3.0 million in the first nine months of 2001 from $1.8 million in the first nine months of 2000 due to increased goodwill amortization resulting from the acquisitions of Conspec, Aztec and Ancon.

OTHER EXPENSES

Net interest expense increased to $26.7 million in the first nine months of 2001 from $14.6 million in the first nine months of 2000 primarily due to increased long-term debt resulting from the recapitalization and the acquisitions.

Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, damages of approximately $14.1 million were awarded against Symons in 1999, and both parties were enjoined from engaging in certain conduct. The Company recorded a $15.0 million charge in the second quarter of 2000 after its unsuccessful appeal.

In October 2000, Symons satisfied the judgment of $14.1 million, post-judgment interest of $1.1 million, and reimbursement of EFCO's defense costs of $0.1 million, by payment to EFCO from the Company's cash on hand and from the Company's revolving credit facility.

Symons has made a claim to its primary and excess insurance carriers for "advertising injury" and other claims under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

Royal Surplus Lines Insurance Co., Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit. The complaint was amended by Royal in October 2000 by adding the Federal Insurance Company as an additional plaintiff. Symons filed a cross complaint against Royal and Federal in January 2001 and later amended the cross complaint by adding American International Surplus Lines Co., Westchester Fire Insurance Co., International Insurance Co., and Aon Risk Services of California, Inc.

The Royal insurance policy, against which defense and indemnification claims have been made, provides $0.5 million of primary insurance (subject to a self-insured retention of $0.5 million) and the payment of defense costs. The excess insurance policies provide an additional $10.0 million of coverage for each policy year.

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND EXTRAORDINARY ITEM

The loss before income taxes and extraordinary item in the first nine months of 2001 was $1.4 million as compared to income of $3.9 million in the first nine months of 2000 and was comprised of the following:

                                               Nine fiscal months ended
                                      ------------------------------------------
                                      September 28, 2001      September 29, 2000
                                      ------------------      ------------------
                                                    (In thousands)
          Concrete accessories            $ 12,083                $ 18,748
          Concrete forming systems          (5,069)                 (7,504)
          Paving products                    3,084                   3,023
          Corporate                         (4,791)                 (4,762)
          Intersegment eliminations         (6,709)                 (5,588)
                                          --------                --------
          Loss before income taxes        $ (1,402)               $  3,917
                                          ========                ========

Concrete accessories' income before income taxes of $12.1 million in the first nine months of 2001 decreased from $18.7 million in the first nine months of 2000 due to higher interest expense of $4.5 million and $3.4 million facility closing and severance expenses recorded in the first nine months of 2001, partially offset by the contributions from higher net sales.

Concrete forming systems' loss before income taxes was $(5.1) million in the first nine months of 2001 compared to $(7.5) million in the first nine months of 2000. The first nine months of 2001 included a $2.3 million charge for a change in accounting estimate. The first nine months of 2000 included a $15.3 million non-recurring lawsuit judgment. Excluding these items, the income (loss) before income taxes from concrete forming systems was ($2.8) million in the first nine months of 2001 versus $7.8 million in the first nine months of 2000 due to the shortfall in rental revenues, higher interest expense of $6.4 million, facility closing and severance expense of $1.1 million and higher operating costs, such as energy.

Income before income taxes from paving products increased to $3.1 million in the first nine months of 2001 from $3.0 million in the first nine months of 2000, despite higher interest expense of $1.3 million, due to the increased sales volumes as a result of increased TEA-21 spending.

Corporate expenses were virtually flat between periods at $4.8 million.

Elimination of profit on intersegment sales was $6.7 million in the first nine months of 2001 as compared to $5.6 million in the first nine months of 2000.

NET INCOME

The effective tax rate in the first nine months of 2001 was 4.0%, which is due to the Company not recording an income tax benefit on the pre-tax losses due to the unfavorable impact of non-deductible goodwill amortization for purposes of determining taxable income (losses). The loss before extraordinary item for the first nine months of 2001 was $(1.3) million compared to income of $1.4 million in the first nine months of 2000 due to the factors described above. As described in footnote 2 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in the first nine months of 2000.

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

Net cash provided by operating activities in the first nine months of 2001 was $4.7 million and was comprised of the following:

         -        ($1.3) million of net loss,

         -        $10.2 million of net non-cash reductions to net income, and

         -        ($4.2) million of normal seasonal working capital growth.

The Company invested in the following:

         -        $13.5 million in net capital expenditures and

         -        $40.7 million of acquisitions.

In May 2001, the Company increased its borrowings on the Term Loan Tranche B by $45.0 million. The proceeds from this issuance, net of financing costs of approximately $0.8 million, were used to repay the outstanding balance on the acquisition credit facility of $24.0. The remaining $20.2 million was used to pay down existing debt on the Company's revolving credit facility.

As of September 28, 2001, the Company had long-term debt of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $158.5 million, (b) $132.0 million outstanding of a $202.0 million credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the delayed-draw tranche A facility and a $98.5 million term loan under the tranche B facility,
(c) $1.2 million of debentures previously held by the Dayton

Superior Capital Trust, (d) $5.0 million to one of the former stockholders of Symons Corporation, and (e) $0.1 million to the City of Parsons, Kansas.

At September 28, 2001, of the $50.0 million revolving credit facility that was available, $2.1 million of borrowings were outstanding. Approximately $9.2 million of the $30.0 million acquisition facility had been drawn, and $22.2 million of the delayed-draw tranche A facility had been drawn. All of the $98.5 million tranche B facility was outstanding.

At September 28, 2001, working capital was $69.8 million, compared to $60.9 million at December 31, 2000. The increase in working capital is attributable to normal seasonal working capital growth and the acquisitions of Aztec and Ancon.

For the first nine months of 2001 the Company's average cash gap days were 68, an improvement of 7 days from 75 days in the first nine months of 2000 due to the Company's continued focus on working capital management.

The Company believes its liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

The Company intends to fund future acquisitions with cash, securities, or a combination of cash and securities. To the extent the Company uses cash for all or part of any acquisitions, the Company expects to raise such cash from operations or from borrowings under the credit facility, or, if feasible and attractive, issuances of long-term debt or additional common shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 28, 2001, the Company had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $158.5 million, a $202.0 million credit facility, of which $132.0 million was outstanding, and $6.3 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes is $164.9 million.

The credit facility has several interest rate options which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $132.0 million face value. The weighted average interest rates at June 29, 2001 range from 5.6% to 7.5%.

Other long-term debt consists of a.) a $5.0 million, 10.5% note payable due in 2004 with an estimated fair value of $5.4 million, b.) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, bearing interest at 9.1%, with a fair value of $1.5 million and c.) a $0.1 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.1 million.

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to "Other Expenses" in Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits. None

(b) Reports on Form 8-K. During the quarter ended September 28, 2001, the Company did not file any Current Reports on Form 8-K.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DAYTON SUPERIOR CORPORATION

DATE:  November 12, 2001                   BY:  /s/ Alan F. McIlroy
                                                   ---------------------------
                                                   Alan F. McIlroy
                                                     Chief Financial Officer