Form 10-K405
period 2001-12-31
DAYTON SUPERIOR CORP
filed 2002-04-01
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2001
                                       OR

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

Securities registered pursuant to Section 12(g) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 1, 2002, there were 3,993,614 common shares outstanding, all of which were privately held and not traded on a public market.

                                     PART I

In this Annual Report on Form 10-K, unless otherwise noted, the terms "Dayton Superior," "we," "us" and "our" refer to Dayton Superior Corporation and its subsidiaries.

ITEM 1.  BUSINESS.

                                     GENERAL

        We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. In many of our product lines, we believe we are the market leader and lowest cost manufacturer competing primarily in two segments of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices and manufacturing facilities. For the year ended December 31, 2001, our net sales were $393.7 million.

        We derive our revenue from a mix of sales of consumable products and the sale and rental of engineered equipment. We believe that the breadth of our product offerings and national distribution network allow us to maintain a large customer base that prefers a "one-stop" supplier. We manufacture the substantial majority of our 20,000 products, which we sell under a number of well-established brand names. Our national distribution system, which we believe is the largest in our industry, allows us to efficiently cross-sell and distribute newly developed and acquired product lines on a nationwide basis. Through our network of 60 service/distribution centers, we serve over 8,000 customers, comprised of independent distributors and a broad array of precast concrete manufacturers, general contractors, subcontractors and metal fabricators. This nationwide customer base provides us with a geographically diversified sales.

        We currently have three principal business units, which are organized around the following product lines:

        Concrete Accessories (Dayton/Richmond(R)). We believe we are the leading North American manufacturer of concrete accessories, which are used in connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, as well as masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls. Masonry products also include engineered products used to repair or restore brick and stone buildings. For the year ended December 31, 2001, our concrete accessories business unit had net sales to external customers of $218.4 million, or 56% of our total net sales.

         Concrete Forming Systems (Symons(R)). We believe we are the leading North American manufacturer of concrete forming systems, which are reusable, engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens. Sales from concrete forming systems and related accessories represented approximately 65% and rental revenue represented approximately 35% of Symons' total sales in 2001. For the year ended December 31, 2001, our concrete forming systems business unit had net revenues to external customers of $126.5 million, or 32% of our total net sales.

         Paving Products (American Highway Technology(R)). We believe we are the leading North American manufacturer of welded dowel assemblies and dowel baskets, which are paving products used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement. These consumable products are used to transfer dynamic loads between adjacent slabs of concrete roadway. For the year ended December 31, 2001, our paving products business unit had net sales to external customers of $48.8 million, or 12% of our total net sales.

         Each of our three principal business units also sells specialty construction chemicals that are used in conjunction with its other products.


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

         CONCRETE ACCESSORIES. Our concrete accessories business unit manufactures and sells concrete accessories primarily under the Dayton/Richmond(R) brand name and masonry products under the Dur-O-Wal(R) brand name. For the year ended December 31, 2001, net sales of our concrete accessories business unit to external customers accounted for $218.4 million, or 56% of our total net sales.

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

            - BAR SUPPORTS. Bar supports are non-structural metal, plastic, or cementious supports used to position rebar within a horizontal slab or form to be filled with concrete. Metal bar supports are often plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar.


            - SPLICING PRODUCTS. Splicing products are used to join two pieces of rebar together while at a construction site without the need for extensive preparation of the rebar ends.

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

            - MASONRY PRODUCTS. Masonry products are wire products sold under the Dur-O-Wal(R) name that improve the performance and longevity of masonry walls by providing crack control, greater elasticity and higher strength to withstand seismic shocks and better resistance to rain penetration. Our masonry product line consists primarily of masonry wall reinforcement products, masonry anchors, engineered products and other accessories used in masonry construction and restoration to reinforce brick and concrete walls, anchor inner to outer walls and provide avenues for water to escape. We also sell other masonry products which connect one form of masonry to another or masonry to a building structure.

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


         CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit manufactures, sells and rents reusable modular concrete forming systems primarily under the Symons(R) name. These products include standard and specialty concrete forming systems, shoring systems and accessory products. To capitalize on the durability and relatively high unit cost of prefabricated forming equipment, we also rent forming products. For the year ended December 31, 2001, net sales of our concrete forming systems business unit to external customers accounted for $126.5 million, or 32% of our total net sales.

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

            - SHORING SYSTEMS. Shoring systems, including aluminum beams and joists, post shores and shoring frames are used to support deck and other raised forms while concrete is being poured.

            - ARCHITECTURAL PAVING PRODUCTS. Architectural Paving Products are used to apply decorative texture and coloration to concrete surfaces while concrete is being poured.

            - CONSTRUCTION CHEMICALS. Construction chemicals sold by the concrete forming systems business unit include form release agents, sealers, water repellents, grouts and epoxies and other chemicals used in the pouring, stamping and placement of concrete.

         PAVING PRODUCTS. Our paving products business unit sells products, primarily consisting of welded dowel assemblies and dowel baskets, used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. This business unit sells paving products primarily under the American Highway Technology(R) name, but we also offer some paving products under the Dayton/Richmond(R) name. We manufacture welded dowel assemblies primarily using automated and semi-automated equipment. For the year ended December 31, 2001, net sales of paving products accounted for $48.8 million, or 12% of our total net sales.

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


                                  MANUFACTURING

         We manufacture the substantial majority of the products we sell. Most of our concrete accessories and paving products are manufactured in 18 facilities throughout the United States, although a majority of our service/distribution facilities also can produce smaller lots of some products. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.

         By developing our own automatic high-speed manufacturing equipment, we believe we generally have achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times, and lower inventory levels than most of our competitors. In addition, our concrete accessories business unit's ability to "hot-dip" galvanize masonry products provides it with an advantage over many competitors' manufacturing masonry wall reinforcement products, which lack this internal capability. We also have a flexible manufacturing setup and can make the same products at several locations using short and discrete manufacturing lines.

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

                                  DISTRIBUTION

         We distribute our products through over 3,000 independent distributors, and our own network of 60 service/distribution centers located in the United States and Canada. Twenty-eight of the service/distribution centers are associated with our manufacturing plants.

         Distribution centers by segment are as follows:

                 Concrete Accessories                                  29
                 Concrete Forming Systems                              26
                 Paving Products                                        5

Some locations carry more than one of our product lines. We ship most of our products to our service/distribution centers from our manufacturing plants; however, a majority of our centers also are able to produce smaller batches of some products on an as-needed basis to fill rush orders.

         We have an on-line inventory tracking system for the concrete accessories and paving products businesses, which enables our customer service representatives to identify, reserve and ship inventory quickly from any of our locations in response to telephone orders.

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


                               SALES AND MARKETING

         We employ approximately 300 sales and marketing personnel, of whom approximately 60% are field sales people and 40% are customer service representatives. Sales and marketing personnel are located in all of our locations. We produce product catalogs and promotional materials that illustrate certain construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects and engineers to secure the use of our products whenever possible.

         We consider our engineers to be an integral part of the sales and marketing effort. Our engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects.

                                    CUSTOMERS

         We have over 8,000 customers, over 50% of which purchase our products for resale. Our customer base is geographically diverse, with no customer accounting for more than 5% of net sales in 2001. Our ten largest customers accounted for less than 15% of our net sales in 2001. Customers who purchase our products for resale generally do not sell our products exclusively.

         CONCRETE ACCESSORIES. Our concrete accessories business unit has approximately 5,700 customers, consisting of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors. We estimate that approximately 70% of the customers of this business unit purchase our products for resale. The largest customer of the business unit accounted for 7% of the business unit's 2001 net sales. The business unit's top ten customers accounted for 30% of its 2001 net sales.

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

         CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit has approximately 2,700 customers, consisting of distributors, precast and prestressed concrete manufacturers, general contractors and subcontractors. We estimate that approximately 89% of the customers of this business unit are the end-users of its products, while approximately 11% of those customers purchase its products for resale or re-rent. This business unit's largest customer accounted for 8% of the business unit's 2001 net sales and its ten largest customers accounted for 26% of its 2001 net sales.

         PAVING PRODUCTS. Our paving products business unit has approximately 200 customers, consisting primarily of distributors of construction supplies and, to a lesser extent, general contractors and subcontractors. This business unit's largest customer accounted for 18% of the business unit's 2001 net sales and its ten largest customers accounted for 65% of its 2001 net sales.


                                  RAW MATERIALS

         Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. Steel, in its various forms, constitutes approximately 35% of our cost of sales. We currently purchase materials from over 2000 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. The U.S. Government has recently imposed tariffs on certain imported steel. At this point, we are unable to determine the impact that these tariffs will have on our results of operations.

                                   COMPETITION

         Our industry is highly competitive in most product categories and geographic regions. We compete with a limited number of full-line national manufacturers of concrete accessories, concrete forming systems and paving products, and a much larger number of regional manufacturers and manufacturers with limited product lines. We believe competition in our industry is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times) and customer service. Due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, some local or regional manufacturers and suppliers may have a competitive advantage over us in a given region. We believe the size, breadth and quality of our product lines provide us with advantages of scale in both distribution and production relative to our competitors.


                             TRADEMARKS AND PATENTS

         We sell most products under the registered trade names Dayton Superior(R), Dayton/Richmond(R), Symons(R), Dur-O-Wal(R) and American Highway Technology(R), which we believe are widely recognized in the construction industry and, therefore, are important to our business. Although some of our products (and components of some products) are protected by patents, we do not believe these patents are material to our business. We have approximately 126 trademarks and 139 patents.


                                    EMPLOYEES

         As of December 31, 2001, we employed approximately 800 salaried and 1,400 hourly personnel, of whom approximately 700 of the hourly personnel and five of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Long Beach, California; and Aurora, Illinois manufacturing/distribution plants and our service/distribution centers in Atlanta, Georgia and Santa Fe Springs, California are covered by collective bargaining agreements. We believe we have good employee and labor relations.


                                   SEASONALITY

         Our operations are seasonal in nature, with approximately 56% of our sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume.

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

                               RECENT DEVELOPMENTS

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Years Ended December 31, 2001 and 2000, Operating Expenses for discussions regarding recent developments.

ITEM 2.  PROPERTIES.

         Our corporate headquarters are located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities are located throughout North America, as follows:

                                                                                               Leased/      Size
         Location                           Use                  Principal Business Unit       Owned      (Sq. Ft.)
----------------------       --------------------------------    --------------------------    -----      ---------
                                                                 Concrete Accessories and
Birmingham, Alabama          Manufacturing/Distribution          Paving Products               Leased       285,000

Des Plaines, Illinois        Manufacturing/Distribution
                             and Symons Headquarters             Concrete Forming Systems      Owned        171,650

Miamisburg, Ohio             Manufacturing/Distribution and
                             Dayton/Richmond Headquarters        Concrete Accessories          Owned        146,000
                                                                 Concrete Accessories and

Parsons, Kansas              Manufacturing/Distribution          Paving Products               Owned        115,000

Aurora, Illinois             Manufacturing/Distribution and
                             Dur-O-Wal Headquarters              Concrete Accessories          Owned        109,000

Kankakee, Illinois           Manufacturing/Distribution and
                             American Highway Technology
                             Headquarters                        Paving Products               Leased       107,900

Tremont, Pennsylvania        Manufacturing/Distribution          Concrete Accessories          Owned        102,650

New Braunfels, Texas         Manufacturing/Distribution          Concrete Forming Systems      Owned         89,600

Fontana, California          Manufacturing/Distribution          Concrete Accessories          Leased        72,000

Parker, Arizona              Manufacturing/Distribution          Concrete Accessories          Leased        60,000

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

Atlanta, Georgia             Service/Distribution                Concrete Accessories          Leased        49,392

Grand Prairie, Texas         Service/Distribution                Concrete Accessories          Leased        45,000

Seattle, Washington          Service/Distribution                Concrete Accessories          Leased        42,825

Santa Fe Springs,
California                   Service/Distribution                Concrete Accessories          Leased        40,000

Toronto, Ontario             Manufacturing/Distribution          Concrete Accessories          Leased        40,000

Oregon, Illinois             Service/Distribution                Concrete Accessories          Owned         39,000

Kansas City, Kansas          Manufacturing/Distribution          Concrete Accessories          Owned         33,000

Folcroft, Pennsylvania       Service/Distribution                Concrete Accessories          Owned         32,000

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

         Royal Insurance Co. ("Royal"), Symons' primary commercial general liability insurance carrier, filed a lawsuit against Symons in the Superior Court in San Francisco, California, on September 11, 2000, seeking a declaration from the court of its rights and obligations under its insurance policies for Symons' claim for defense and indemnification of the EFCO lawsuit.

         In 2001, Symons received approximately $1.1 million, net of recovery expenses, from Royal as reimbursement of certain defense costs. Symons is continuing efforts to collect additional defense costs that have not yet been agreed to by Royal.

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

                                                              Year Ended December 31,
                                           ---------------------------------------------------------------------------
                                              1997            1998            1999           2000               2001
                                              ----            ----            ----           ----               ----
EARNINGS STATEMENT DATA:
Net sales                                  $ 167,412       $ 282,849       $ 322,170      $ 367,845          $ 393,700
Cost of sales                                112,943         178,499         201,445        229,523            254,430
                                           ---------       ---------       ---------      ---------          ---------
Gross profit                                  54,469         104,350         120,725        138,322            139,270
Selling, general and administrative
  expenses                                    34,862          72,316          79,819         92,941             97,532

Facility closing and severance
  expenses                                      --              --              --            2,517(1)           7,360(4)
Amortization of goodwill and
  intangibles                                  1,885           2,213           2,369          2,508              3,912
                                           ---------       ---------       ---------      ---------          ---------
Income from operations                        17,722          29,821          38,537         40,356             30,466
Interest expense, net                          5,556          11,703          11,661         22,574             35,024
Lawsuit judgment                                --              --              --           15,341(2)            --
Other expense (income), net                      (64)           (202)            230            293                 95
                                           ---------       ---------       ---------      ---------          ---------
Income (loss) before provision for income
  taxes and extraordinary item                12,230          18,320          26,646          2,148             (4,653)
Provision (benefit) for income taxes           5,277           8,244          11,991          1,471             (1,179)
                                           ---------       ---------       ---------      ---------          ---------
Income (loss) before extraordinary item        6,953          10,076          14,655            677             (3,474)
Extraordinary item, net of tax                  --              --              --           (4,812)(3)           --
                                           ---------       ---------       ---------      ---------          ---------
Net income (loss)                              6,953          10,076          14,655         (4,135)            (3,474)
Dividends on Company-obligated
  mandatorily redeemable convertible
  trust preferred securities, net of
  income tax benefit                            --              --               320            583               --
                                           ---------       ---------       ---------      ---------          ---------
Net income (loss) available to
  common shareholders                      $   6,953       $  10,076       $  14,335      $  (4,718)         $  (3,474)
                                           =========       =========       =========      =========          =========

                                                                          As of December 31,
                                           ----------------------------------------------------------------------------
                                               1997           1998             1999          2000                2001
                                               ----           ----             ----          ----                ----
BALANCE SHEET:
Working capital                            $  40,365       $  39,727       $  50,469      $  60,868          $  56,943
Total assets                                 226,930         253,620         278,679        335,418            396,843
Long-term debt (including current
  portion)                                   120,236         118,205         105,173        245,925            291,946
Company-obligated mandatorily
  redeemable convertible trust
  preferred securities                          --              --            19,556           --                 --
Shareholders' equity                          60,529          74,588          88,772         13,196             16,721

  (1) During 2000, as a result of the acquisition of Conspec, the Company approved and began implementing a plan to consolidate certain of the Company's existing operations. In conjunction with the consolidation, two of the Company's facilities were closed. Accordingly, a facility closing and severance expense of approximately $2.5 million was recorded during 2000, of which approximately $0.4 million related to idle machinery and equipment write-offs, and approximately $2.1 million related to future lease payments and employee severance. Of the amounts accruable at the time of the plan's approval, approximately $0.7 million is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

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

 (3) During June 2000, in connection with the recapitalization, the Company refinanced its existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The Company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security. As a result the Company recorded an extraordinary loss of $4,812, comprised of the following:

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
                                                                                                    ======

(4) During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was approximately $4,700, and was to encompass approximately 200 employee terminations. The estimated cost was increased to approximately $5,700 and the estimated number of employee terminations was increased to approximately 400. The total estimated exit costs are comprised of approximately $2,400 related to employee involuntary termination benefits, approximately $700 related to lease termination costs, approximately $1,100 related to relocation activities and approximately $1,500 related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $5,700 in 2001. Of the amounts accruable at the time of the plan's approval, approximately $1,400 is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

       During the fourth quarter of 2001, the Company approved and began implementing a plan to exit one additional manufacturing facility and further reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $1,700, and was to encompass approximately 100 employee terminations. The total estimated costs are comprised of approximately $1,300 related to employee involuntary termination benefits, approximately $100 related to lease termination costs and approximately $300 related to other post-closing maintenance costs. Of the amounts accruable at the time of the plan's approval, $800 is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

       The total expense related to the above activities in 2001 of approximately $7,400 was comprised of approximately $3,700 of employee involuntary termination benefits, approximately $800 of lease termination costs, approximately $1,100 related to relocation activities, and approximately $1,800 of other post-closing maintenance costs. Of these amounts, approximately $2,200 related to 2001 activity and approximately $700 related to 2000 activity has not been paid and is included in "Other Accrued Liabilities" in the accompanying December 31, 2001 consolidated balance sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. We have three principal business units, which are organized around the following product lines:

               -    Concrete Accessories (Dayton/Richmond(R));

               -    Concrete Forming Systems (Symons(R)); and

               -    Paving Products (American Highway Technology(R)).

         Through our business units, we design, manufacture and distribute metal accessories and forms to independent distributors for resale to contractors, brokers and other manufacturers. In some of our product lines, we also may sell directly to end users and may provide equipment for rental. When our business was started in 1924, it consisted primarily of the concrete accessories business and operated primarily in the eastern United States. In 1982, we acquired Superior Concrete Accessories, Inc., which expanded our geographic reach to include the rest of the continental United States and doubled the size of our company. In 1995, we acquired Dur-O-Wal(R), which we believe is the leading North American manufacturer of masonry wall reinforcement products and other metal masonry accessories. In 1996, we created a separate paving products business unit to operate a business that was previously a part of our concrete accessories business unit. In 1997, we again almost doubled our size when we acquired our concrete forming systems business unit and added to our concrete accessories business unit through the acquisition of Symons Corporation. With the addition of Symons, we also approximately doubled the number of our distribution and manufacturing locations. We believe that Symons is the leading North American manufacturer of concrete forming systems. We also have expanded some of our business units through additional smaller acquisitions.

         In June 1998, The Transportation Equity Act for the 21st Century, known as "TEA-21" was enacted. TEA-21 authorizes $218 billion in federal spending on highway and infrastructure projects through the year 2003 and represents a 44% increase over the 1991 Intermodal Surface Transportation Act, the previous six-year federal program. At a minimum, $162 billion of the $218 billion has been allocated to highway and bridge programs. Our paving products business unit began to benefit from TEA-21 during the second half of 1999 and we have continued to see these benefits through 2001.

         Unless otherwise indicated, the discussion of our results of operations that follows includes information for Symons, Dur-O-Wal, Aztec and the other acquisitions only from the dates that we acquired each of those companies.

CONCRETE ACCESSORIES (DAYTON/RICHMOND(R))

         Our concrete accessories business unit derives its revenues from the sale of products primarily to independent distributors. We also provide some equipment on a rental basis. Our concrete accessories business unit manufactures substantially all of the products it sells, which are shipped to customers based on orders. We design and manufacture or customize most of the machines we use to produce concrete accessories, and these proprietary designs allow for quick changeover of machine set-ups. This flexibility, together with our extensive distribution system, enable this business unit to deliver many of its products within 24 hours of a customer order. Therefore, product inventories are maintained at relatively low levels. Cost of sales for our concrete accessories business unit consists primarily of purchased steel and other raw materials, as well as the costs associated with manufacturing, assembly, testing, inter-facility freight and associated overhead.

CONCRETE FORMING SYSTEMS (SYMONS(R))

         Our concrete forming systems business unit derives its revenues from the sale and rental of engineered, reusable modular systems and related accessories to independent distributors and contractors. Sales of concrete forming systems and specific consumables generally represent approximately 65% of the revenues of this business unit, and rentals represent the remaining 35%. Sales of concrete forming systems generally are more sensitive to economic cycles than rentals. Rental equipment also can be sold as used equipment. The business unit's products include systems with steel frames and a plywood face, also known as Steel-Ply(R), and systems that use steel in both the frame and face. All-steel forming systems are characterized by larger, project-driven orders, which increases backlog relative to the Steel-Ply(R) forms which are held in inventory for rental and sale. Our concrete forming systems business unit manufactures and assembles Steel-Ply(R) forms and outsources some of the manufacturing involved in all-steel forms. This outsourcing strategy allows us to fulfill larger orders without increased overhead. Cost of sales for our concrete forming systems business unit consists primarily of purchased steel, specialty plywood, and other raw materials; depreciation and maintenance of rental equipment, inter-facility freight and the costs associated with manufacturing, assembly and overhead.

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

ACQUISITIONS

         We have completed six acquisitions since the beginning of 1999. These are summarized in the following table:

                                                                                                Purchase Price
       Date                    Business Acquired                     Business Unit              (in millions)
       ----                    -----------------                     -------------              -------------
January 1999            Cempro                                Concrete Accessories                  $ 5.4
October 1999            Southern Construction Products        Concrete Accessories                    8.3
February 2000           Polytite                              Concrete Accessories                    1.6
July 2000               Conspec                               Concrete Accessories                   24.3
January 2001            Aztec                                 Concrete Accessories                   32.8
June 2001               BarLock                               Concrete Accessories                    9.9


RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations as a percentage of net sales for the periods indicated.

                                                                        2001               2000               1999
                                                                      -------            -------            -------
Net sales                                                               100.0%             100.0%             100.0%
Cost of goods sold                                                       64.6               62.4               62.5
                                                                      -------            -------            -------
Gross profit                                                             35.4               37.6               37.5
Selling, general and administrative expenses                             24.8               25.2               24.8
Facility closing and severance expenses                                   1.9                0.7               --
Amortization of goodwill and intangibles                                  1.0                0.7                0.7
                                                                      -------            -------            -------
Total operating expenses                                                 27.7               26.6               25.5
                                                                      -------            -------            -------
Income from operations                                                    7.7               11.0               12.0
Interest expense, net                                                     8.9                6.1                3.6
Lawsuit judgment                                                         --                  4.2               --
Other expense (income), net                                              --                  0.1                0.1
                                                                      -------            -------            -------
Income (loss) before provision (benefit) for income
     taxes and extraordinary item                                        (1.2)               0.6                8.3
Provision (benefit) for income taxes                                     (0.3)               0.4                3.8
                                                                      -------            -------            -------
Income (loss) before extraordinary item                                  (0.9)               0.2                4.5
Extraordinary loss, net of income tax benefit                            --                 (1.3)              --
                                                                      -------            -------            -------
Net income (loss)                                                        (0.9)              (1.1)               4.5
Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                               --                  0.2                0.1
                                                                      -------            -------            -------
Net income (loss) available to common shareholders                       (0.9)%             (1.3)%              4.4%
                                                                      =======            =======            =======

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

         Net Sales

         Our 2001 net sales reached a record $393.7 million, a 7.0% increase from $367.8 million in 2000.

         The following table summarizes our net sales by segment for the periods indicated:

                                                        YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                                    2001                      2000
                                          ------------------------     ------------------------
                                                              (IN THOUSANDS)
                                          NET SALES          %         NET SALES          %          % CHANGE
                                          ---------      ---------     ---------      ---------     ----------
Concrete accessories                      $ 223,919          56.9%     $ 201,833          54.9%          10.9%
Concrete forming systems                    133,530          33.9        136,456          37.1           (2.1)
Paving products                              51,378          13.0         42,985          11.7           19.5
Intersegment eliminations                   (15,127)         (3.8)       (13,429)         (3.7)          12.6
                                          ---------      ---------     ---------      ---------
         Net sales                        $ 393,700         100.0%     $ 367,845         100.0%           7.0%
                                          =========      =========     =========      =========

          Net sales of concrete accessories increased by 10.9% to $223.9 million in 2001 from $201.8 million in 2000. This increase was primarily due to the acquisitions of Aztec, which contributed $18.3 million, and BarLock, which contributed $4.5 million. This was partially offset by decreases in the existing business due to the Company's weaker markets in 2001 compared to 2000.

         Net sales of concrete forming systems decreased by 2.1% to $133.5 million in 2001 from $136.5 million in 2000 due primarily to a drop off in purchasing of forms resulting from the Company's weaker markets in 2001 compared to 2000.

         Net sales of paving products increased by 19.5% to $51.4 million in 2001 from $43.0 million in 2000 due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21, and the increased presence in California following the opening in late 2000 of a new manufacturing facility in Modesto, California.

         Gross Profit

         Gross profit for 2001 was $139.3 million, a $1.0 million increase over the $138.3 million reported for 2000. Gross profit increased $3.0 million due to the cost reduction initiative implemented by management. A change in accounting estimate relating to the depreciable lives of a portion of the rental fleet reduced 2001 gross profit by $2.3 million. Gross margin was 35.4% in 2001, decreasing from 37.6% in 2000. The decrease from 2000 was due to a higher mix of lower gross margin paving products, a lower mix of higher gross margin concrete forming systems products, lower margins achieved on masonry products within the Concrete Accessories Division due to price competition, higher freight and energy costs, and lower absorption of fixed costs.

         Operating Expenses

         Our selling, general, and administrative expenses ("SG&A expenses") increased $4.6 million to $97.5 million in 2001 from $92.9 million in 2000, as a result of recent acquisitions, which totaled approximately $6.3 million, offset partially by the cost reduction initiatives implemented by management and the receipt of approximately $1.1 million, net of recovery expenses, from Royal Surplus Lines Insurance Co. of certain defense costs related to the EFCO litigation.

         During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was approximately $4.7 million, and was to encompass approximately 200 employee terminations. The estimated cost was increased to approximately $5.7 million and the estimated number of employee terminations was increased to approximately 400. The total estimated exit costs are comprised of approximately $2.4 million related to employee involuntary termination benefits, approximately $0.7 million related to lease termination costs, approximately $1.1 million related to relocation activities and approximately $1.5 million related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $5.7 million in 2001. Of the amounts accruable at the time of the plan's approval, approximately $1.4 million is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

         During the fourth quarter of 2001, the Company approved and began implementing a plan to exit one additional manufacturing facility and further reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $1.7 million, and was to encompass approximately 100 employee terminations. The total estimated costs are comprised of approximately $1.3 million related to employee involuntary termination benefits, approximately $0.1 million related to lease termination costs and approximately $0.3 million related to other post-closing maintenance costs. Of the amounts accruable at the time of the plan's approval, $0.8 million is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

         The total expense related to the above activities in 2001 of approximately $7.4 million was comprised of approximately $3.7 million of employee involuntary termination benefits, approximately $0.8 million of lease termination costs, approximately $1.1 million related to relocation activities, and approximately $1.8 million of other post-closing maintenance costs. Of these amounts, approximately $2.2 million related to 2001 activity and approximately $0.7 million related to 2000 activity has not been paid and is included in "Other Accrued Liabilities" in the accompanying December 31, 2001 consolidated balance sheet. Below is a summary of the amounts charged against the facility closing and severance reserve in 2001:

                                      Accrual     Charged to Expense      Total
                                      Balance        as Incurred         Expense
                                      -------     ------------------     -------
Beginning Balance                     $ 1.9           $   --             $  --

Facility Closing and
 Severance Expense                      4.7              2.7               7.4

Items Charged Against
 Reserve:

 Involuntary Termination
  Benefits                             (2.4)              --                --

 Lease Termination Benefits            (1.3)              --                --

 Relocation Activities                   --               --                --

 Other Post-closing Costs                --               --                --
                                      -----           ------             -----
Ending Balance                        $ 2.9           $   --             $ 7.4
                                      =====           ======             =====





         Amortization of goodwill and intangibles increased to $3.9 million in 2001 from $2.5 million in 2000, due to the acquisitions of Aztec and BarLock in 2001, as well as the full year impact of goodwill amortization relating to the July 2000 Conspec acquisition.

         Other Expenses

         Interest expense increased to $35.0 million in 2001 from $22.6 million in 2000 primarily due to increased long-term debt resulting from the recapitalization and the acquisitions of Aztec and BarLock.

         Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14.1 million were awarded against Symons in 1999, and both parties were enjoined from engaging in certain conduct. The Company recorded a $15.3 million charge in 2000 after its unsuccessful appeal.

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

         Income (Loss) Before Provision (Benefit) for Income Taxes and Extraordinary Item

         The loss before income taxes and extraordinary item in 2001 was $(4.7) million as compared to income of $2.1 million in 2000, and was comprised of the following:

                                                                                      YEARS ENDED
                                                                                       DECEMBER 31,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
                                                                                      (IN THOUSANDS)
         Concrete accessories ................................................. $ 14,684         $ 18,098
         Concrete forming systems .............................................   (5,637)          (5,546)
         Paving products ......................................................      224            2,363
         Intersegment eliminations ............................................   (8,050)          (6,970)
         Corporate ............................................................   (5,874)          (5,797)
                                                                                --------         --------
              Income (loss) before  provision  (benefit) for income taxes
              and extraordinary item .......................................... $ (4,653)        $  2,148
                                                                                ========         ========

         Concrete accessories' income before provision for income taxes of $14.7 million in 2001 decreased from $18.1 million in 2000, due to higher interest expense of $4.5 million, and $3.8 million of facility closing and severance expenses recorded in 2001, partially offset by the contributions from higher net sales and the cost reduction initiatives implemented by management.

         Concrete forming systems' loss before income taxes was $(5.6) million in 2001 compared to a loss of $(5.5) million in 2000. The 2001 results included a $2.3 million charge for the change in accounting estimate. The 2000 results included a $15.3 million non-recurring lawsuit judgment. Excluding these items, the income (loss) before income taxes from concrete forming systems was $(3.3) million for 2001 versus $9.8 million for 2000, due to the shortfall in sales of forms, higher interest expense of $6.7 million, facility closing and severance expense of $1.2 million and higher operating costs, such as energy and freight.

         Income before provision for income taxes from paving products decreased to $0.2 million in 2001 from $2.4 million in 2000, due to higher interest expense of $1.6 million and $1.8 million related to facility closing and severance expenses, offset partially by the increased sales volumes as a result of increased TEA-21 spending.

         Corporate expenses increased slightly to $5.9 million in 2001 from $5.8 million in 2000.

         Elimination of gross profit on intersegment sales increased to $8.1 million in 2001 from $7.0 million in 2000 due to higher intersegment sales.

         Net Income (Loss)

         The effective tax rate in 2001 was 25.3%, which is due to the unfavorable impact of non-deductible goodwill amortization for purposes of determining taxable income (losses). The loss before extraordinary item for 2001 was $(3.5) million compared to income of $0.7 million in 2000 due to the factors described above.

         As described in footnote 1 to the consolidated financial statements, the Company's recapitalization resulted in an extraordinary loss of $4.8 million in 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net Sales

         Our 2000 net sales reached a record $367.8 million, a 14.2% increase from $322.2 million in 1999.

         The following table summarizes our net sales by segment for the periods indicated:

                                                    YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                                  2000                      1999
                                       -------------------------       ------------------------
                                                             (IN THOUSANDS)
                                       NET SALES           %           NET SALES          %               % CHANGE
                                       ---------       ---------       ---------      ---------          ---------
Concrete accessories ................  $ 201,833            54.9%      $ 171,451           53.2%              17.7%
Concrete forming systems ............    136,456            37.1         122,720           38.1               11.2
Paving products .....................     42,985            11.7          36,695           11.4               17.1
Intersegment eliminations ...........    (13,429)           (3.7)         (8,696)          (2.7)              54.4
                                       ---------       ---------       ---------      ---------
         Net sales ..................  $ 367,845           100.0%      $ 322,170          100.0%              14.2%
                                       =========       =========       =========      =========

          Net sales of concrete accessories increased by 17.7% to $201.8 million in 2000 from $171.5 million in 1999. Approximately half of the increase was due to the acquisition of Conspec, with the balance due to increases in volume from specific marketing initiatives. Net sales of concrete forming systems increased by 11.2% to $136.5 million in 2000 from $122.7 million in 1999 due to the introduction of two European forming systems through our distribution channels, increased volume in highly engineered forms and increased Steel-Ply(R) rental revenue. Net sales of paving products increased by 17.1% to $43.0 million in 2000 from $36.7 million in 1999 due to an increase in volume as a result of TEA-21, marketing initiatives, and a new facility in California.

         Gross Profit

         Gross profit for 2000 was $138.3 million, a 14.6% increase over $120.7 million for 1999. Gross margin was 37.6% in 2000 compared to 37.5% in 1999. Despite the lower mix of rental revenue and the higher mix of lower gross margin businesses - paving products and masonry products - gross margin increased primarily due to improved efficiencies in manufacturing and freight.

         Operating Expenses

         Our selling, general, and administrative expenses ("SG&A expenses") increased to $92.9 million in 2000 from $79.8 million in 1999. A non-recurring pension plan termination gain reduced 1999 SG&A expenses by $0.7 million. The remaining increase is due to the effect of 1999 and 2000 acquisitions, higher distribution costs associated with the higher net sales and increases in new product development and sales personnel. SG&A expenses were higher as a percent of sales to 25.3% in 2000 from 24.8% in 1999, due to the non-recurring pension plan termination gain in 1999 and a build in our specialty construction chemicals product line infrastructure.

         A facility closing reserve of $2.5 million was recorded in 2000 to cover the closing or downsizing of two existing facilities as a result of the acquisition of Conspec.

         Amortization of goodwill and intangibles increased slightly to $2.5 million in 2000 from $2.4 million in 1999.

         Other Expenses

         Interest expense increased to $22.6 million in 2000 from $11.7 million in 1999 due to increased long-term debt and higher interest rates resulting from the recapitalization.

         Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14.1 million were awarded against Symons in 1999, and both parties were enjoined from engaging in certain conduct. The Company recorded a $15.0 million charge in the second quarter of 2000 after its unsuccessful appeal.

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

         Income Before Provision for Income Taxes and Extraordinary Item

         Income before provision for income taxes and extraordinary item in 2000 decreased to $2.1 million from $26.6 million in 1999, and was comprised of the following:

                                                                                     YEARS ENDED
                                                                                      DECEMBER 31,
                                                                               -------------------------
                                                                                  2000            1999
                                                                               --------         --------
                                                                                     (IN THOUSANDS)
         Concrete accessories .................................................$ 18,098         $ 23,584
         Concrete forming systems .............................................  (5,546)          10,876
         Paving products ......................................................   2,363            1,569
         Intersegment eliminations ............................................  (6,970)          (4,465)
         Corporate ............................................................  (5,797)          (4,918)
                                                                               --------         --------
              Income before provision for income taxes and  extraordinary
              item ............................................................$  2,148         $ 26,646
                                                                               ========         ========

         Concrete accessories' income before provision for income taxes of $18.1 million in 2000 decreased from $23.6 million in 1999, due primarily to higher interest expense of $3.9 million and competitive pricing pressures on our masonry products, offset partially by the contribution of the higher net sales from our other product lines.

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

         Elimination of gross profit on intersegment sales increased to $7.0 million in 2000 from $4.5 million in 1999 due to higher intersegment sales.

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

         Net cash provided by operating activities for 2001 was $8.2 million and was comprised of:

  Net loss                                                                               $   (3.5)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                             18.3
    Amortization of goodwill and intangibles                                                  3.9
    Deferred income taxes                                                                    (3.0)
    Amortization of deferred financing costs, debt discount, and issuance costs on
      Company-obligated mandatorily redeemable convertible trust preferred securities         2.3
    Gain on sales of rental equipment and property, plant and equipment                     (14.2)
  Change in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                                       7.3
    Inventories                                                                              (1.4)
    Prepaid expenses and other assets                                                        (8.5)
    Prepaid income taxes                                                                      2.7
    Accounts payable                                                                          0.7
    Accrued liabilities and other long-term liabilities                                       3.6
                                                                                         --------
          Net cash provided by operating activities                                      $    8.2
                                                                                         ========


         Net cash used in investing activities was comprised of:

         -    net capital expenditures of $12.9 million, and

         -    net acquisitions of $40.7 million.

         Our capital expenditures in 2001 included additions to the rental equipment fleet of $25.9 million, offset partially by $22.7 million of proceeds from sales of rental equipment, and net property, plant, and equipment additions of $9.7 million. We anticipate that our net capital expenditures in 2002 will be less than the amount in 2001.

         In May 2001, we increased our borrowings on the Term Loan Tranche B by $45.0 million. The proceeds from this issuance, net of financing costs of approximately $0.8 million, were used to repay the outstanding balance on the acquisition credit facility of $24.0 million. The remaining $20.2 million was used to pay down existing debt on our revolving credit facility.

         As of December 31, 2001, our long-term debt consisted of the following:

Revolving credit facility, weighted average interest rate of 6.5%                                 $    2.0
Acquisition credit facility, weighted average interest rate of 5.3%                                    9.2
Term Loan Tranche A, weighted average interest rate of 5.2%                                           22.2
Term Loan Tranche B, weighted average interest rate of 5.7%                                           98.5
Senior Subordinated Notes, interest rate of 13.0%                                                    170.0
Debt discount on Senior Subordinated Notes                                                           (11.3)
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%                     1.2
Note payable to one of the former stockholders of Symons Corporation, interest rate of 10.5%            --
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                               0.1
                                                                                                  --------
Total long-term debt                                                                                 291.9
Less current portion                                                                                  (5.0)
                                                                                                  --------
Long-term portion                                                                                 $  286.9
                                                                                                  ========

         At December 31, 2001, of the $50.0 million revolving credit facility that was available to us, $2.0 million of borrowings were outstanding, along with $6.0 million of letters of credit, with the remaining $42.0 million available for borrowing. Approximately $9.2 million of the $30.0 million acquisition facility had been drawn, and $22.2 million of the delayed-draw tranche A facility had been drawn. All of the $98.5 million tranche B facility was outstanding.

         In December 2001, we repaid our $5.0 million, 10.5% demand note payable to one of the former stockholders of Symons Corporation at the request of the former stockholder.

         At December 31, 2001, working capital was $56.9 million, compared to $60.9 million at December 31, 2000. The decline in our working capital is due to lower accounts receivable from our enhanced collection activities in the fourth quarter of 2001, lower prepaid income taxes due to collection of refunds of $1.5 million in 2001 along with income taxes payable assumed with the Aztec acquisition of $2.7 million and an increase in taxable income in 2001 when compared to 2000, and increase in accounts payable and other accrued liabilities as a result of recent acquisitions, and the liabilities recorded as a result of the facility and severance expenses incurred, offset partially by increases in inventories and prepaid expenses as a result of recent acquisitions.

         At December 31, 2001, we had a total of $291.9 million of long-term debt outstanding, of which $5.0 million was current.

         For 2001, our average net cash gap days were 72, an improvement of 5 days from 77 days in 2000. We define cash gap as the number of days our accounts receivable are outstanding plus the number of days of inventory we have, less the number of days our accounts payable are outstanding.

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

SEASONALITY

         Our operations are seasonal, with approximately 56% of sales historically occurring in the second and third quarters of the year. Our working capital and borrowings fluctuate with the volume of our sales.

INFLATION

         We do not believe inflation has had a significant impact on our operations over the past three years. In the past, we have been able to pass along to our customers all or a portion of increases in the price of steel (our principal raw material). We may not be able to pass on steel price increases in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financials Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill will be required. Certain other intangible assets will continue to be amortized over their estimated useful lives. This Statement will be adopted effective January 1, 2002 for the Company. The Company has recognized goodwill for several past acquisition transactions. The amount of amortization expense recognized in 2001 that will not recur in 2002 is approximately $3.7 million. The Company is still evaluating the Statements and does not know what impact the Statements will have on the results of operations or financial position. The Company does not believe that there will be any impact on cash flows from adopting these Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 31, 2001, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of:

         -    $170.0 million of Senior Subordinated Notes;

         -    $202.0 million credit facility, consisting of:

              - $50.0 million revolving credit facility, $2.0 million of which was outstanding at December 31, 2001;

              - $30.0 million acquisition facility, $9.3 million of which was outstanding at December 31, 2001;

              - $23.5 million term loan tranche A, $22.2 million, of which was outstanding at December 31, 2001; and

              - $98.5 million term loan tranche B, all of which was outstanding at December 31, 2001; and

         -    $0.1 million in other fixed-rate, long term debt.

         Our $170.0 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The net book value of the notes at December 31, 2001 was $158.7 million. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $173.0 million as of December 31, 2001.

         Our $202.0 million credit facility has several interest rate options which reprice on a short-term basis. Accordingly, the fair value of the new credit facility approximates its $132.0 million face value. The weighted average interest rates as of December 31, 2001 range from 5.2% to 6.5%.

         Our other long-term debt at December 31, 2001 consisted of $1.2 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.4 million, and a $0.1 million, 7% loan due in annual installments of $31,500 per year with an estimated fair value as of December 31, 2001 of $0.1 million.

         In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel rod and steel bar) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not, however, use financial instruments to manage our exposure to changes in commodity prices.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report Of Independent Public Accountants
                    ----------------------------------------



To Dayton Superior Corporation:

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dayton Superior Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



Cincinnati, Ohio
January 25, 2002

                 Dayton Superior Corporation And Subsidiaries
                         Consolidated Balance Sheets
                              As of December 31
                 (Amounts in thousands, except share amounts)

ASSETS (Note 4)                                                                            2001             2000
                                                                                        ---------        ---------
Current assets:
     Cash                                                                               $   4,989        $   1,782
     Accounts receivable, net of allowances for doubtful accounts and
       sales returns and allowances of $7,423 and $5,331                                   51,628           55,786
     Inventories (Note 3)                                                                  47,900           43,316
     Prepaid expenses and other current assets                                              9,637            5,938
     Prepaid income taxes                                                                   1,225            6,742
     Future income tax benefits (Notes 3 and 8)                                             7,962            5,841
                                                                                        ---------        ---------
         Total current assets                                                             123,341          119,405
                                                                                        ---------        ---------
  Rental equipment, net (Note 3)                                                           71,323           64,453
                                                                                        ---------        ---------
  Property, plant and equipment (Note 3)
     Land and improvements                                                                  5,860            5,962
     Building and improvements                                                             26,461           25,418
     Machinery and equipment                                                               67,731           54,680
                                                                                        ---------        ---------
                                                                                          100,052           86,060
     Less accumulated depreciation                                                        (39,931)         (32,885)
                                                                                        ---------        ---------
         Net property, plant and equipment                                                 60,121           53,175
                                                                                        ---------        ---------
  Goodwill and intangible assets, net of accumulated amortization (Notes 2 and 3)         136,626           97,044
  Other assets                                                                              5,432            1,341
                                                                                        ---------        ---------
            Total assets                                                                $ 396,843        $ 335,418
                                                                                        =========        =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt (Note 4)                                         $   5,001        $   6,246
     Accounts payable                                                                      27,340           25,497
     Accrued compensation and benefits                                                     19,935           14,536
     Other accrued liabilities                                                             14,122           12,258
                                                                                        ---------        ---------
         Total current liabilities                                                         66,398           58,537
  Long-term debt (Note 4)                                                                 286,945          239,679
  Deferred income taxes (Notes 3 and 8)                                                    13,365           17,635
  Other long-term liabilities (Note 7)                                                     13,414            6,371
                                                                                        ---------        ---------
         Total liabilities                                                                380,122          322,222
                                                                                        =========        =========
  Shareholders' equity (Note 6)
     Class A common shares; no par value; 5,000,000 shares authorized; 4,026,402 and 3,693,990 shares issued and 3,997,114 and 3,693,990 shares outstanding;
       1 vote per share                                                                   102,044           92,826
     Loans to shareholders                                                                 (3,030)          (2,039)
     Class A treasury shares, at cost, 29,288 shares in 2001                                 (979)            --
     Cumulative other comprehensive income (loss)                                            (589)            (340)
     Accumulated deficit                                                                  (80,725)         (77,251)
                                                                                        ---------        ---------
         Total shareholders' equity                                                        16,721           13,196
                                                                                        ---------        ---------
             Total liabilities and shareholders' equity                                 $ 396,843        $ 335,418
                                                                                        =========        =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 Dayton Superior Corporation and Subsidiaries
                    Consolidated Statements of Operations
                           Years Ended December 31

                            (Amounts in thousands)


                                                                            2001             2000             1999
                                                                        ---------         ---------         ---------

Net sales (Note 3)                                                      $ 393,700         $ 367,845         $ 322,170
Cost of sales                                                             254,430           229,523           201,445
                                                                        ---------         ---------         ---------
   Gross profit                                                           139,270           138,322           120,725
Selling, general and administrative expenses                               97,532            92,941            79,819
Facility closing and severance expenses (Note 11)                           7,360             2,517              --
Amortization of goodwill and intangibles                                    3,912             2,508             2,369
                                                                        ---------         ---------         ---------
   Income from operations                                                  30,466            40,356            38,537
Other expenses
   Interest expense                                                        35,024            22,574            11,661
   Non-recurring item - Lawsuit judgment (Note 10b)                          --              15,341              --
   Other expense, net                                                          95               293               230
                                                                        ---------         ---------         ---------
    Income (loss) before provision for income taxes and
     extraordinary item                                                    (4,653)            2,148            26,646
Provision (benefit) for income taxes (Note 8)                              (1,179)            1,471            11,991
                                                                        ---------         ---------         ---------
    Income (loss) before extraordinary item                                (3,474)              677            14,655
Extraordinary loss, net of income tax benefit (Note 1)                       --              (4,812)             --
                                                                        ---------         ---------         ---------
    Net income (loss)                                                      (3,474)           (4,135)           14,655
Dividends on Company-obligated mandatorily redeemable convertible
   trust preferred securities, net of income tax benefit                     --                 583               320
                                                                        ---------         ---------         ---------
    Net income (loss) available to common shareholders                  $  (3,474)        $  (4,718)        $  14,335
                                                                        =========         =========         =========






















The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                            Dayton Superior Corporation and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity
                                            Years Ended December 31, 2001, 2000, and 1999
                                            (Amounts in thousands, except share amounts)


                                                   Class A                  Class B                                  Class A
                                                Common Shares            Common Shares                           Treasury Shares
                                         ------------------------   ------------------------    Loans to   ------------------------
                                           Shares       Amount        Shares        Amount    Shareholders   Shares        Amount
                                         ----------   -----------   ----------    ----------  ------------ ----------    ----------
Balances at December 31, 1998             5,200,372   $   42,316      757,569    $    5,037        --          7,298    $     (145)
Net income
Dividends on Company-obligated
   mandatorily redeemable
   convertible trust preferred
   securities
Foreign currency translation adjustment
Excess pension liability adjustment
Issuance of Class A common stock in
   lieu of directors' fees                    7,731          153
Issuance of Class A common shares in
   conjunction with acquisition (Note 2)     (6,456)        (117)
Exercise of stock options, net                2,984           28
Conversion of Class B common shares
   into Class A common shares               757,569        5,037     (757,569)       (5,037)
Purchase of Class A treasury shares                                                                           11,719          (242)
                                         ----------   ----------   ----------    ----------  ----------   ----------    ----------
Balances at December 31, 1999             5,962,200       47,417         --            --          --         19,017          (387)
Net loss
Dividends on Company-obligated
    mandatorily redeemable convertible
    trust preferred securities
Foreign currency translation adjustment
Exercise of stock options, net              344,353        5,106                                 (2,039)
Retirement of Class A treasury shares       (19,017)        (349)                                            (19,017)          387
Issuance of Class A common shares and
   warrants, net of issuance costs        3,492,205       90,477
Redemption of Class A common shares      (6,085,751)     (49,825)
                                         ----------   ----------   ----------    ----------  ----------   ----------    ----------
Balances at December 31, 2000             3,693,990       92,826         --            --        (2,039)        --            --
Net loss
Foreign currency translation adjustment
Issuance of Class A common shares           323,278        8,986                                   (909)
Purchase of Class A treasury shares                                                                  51       29,288          (979)
Exercise of stock options, net                9,134          232                                   (133)
                                         ----------   ----------   ----------    ----------  ----------   ----------    ----------
Balances at December 31, 2001             4,026,402   $  102,044         --            --    $   (3,030)      29,288    $     (979)
                                         ==========   ==========   ==========    ==========  ==========   ==========    ==========




                                            Cumulative
                                             Foreign                     Retained
                                             Currency       Excess       Earnings
                                           Translation     Pension     (Accumulated
                                            Adjustment     Liability     Deficit)        Total
                                            ----------    ----------    ----------    ----------
Balances at December 31, 1998              $     (266)   $      (15)   $   27,661    $   74,588
Net income                                                                 14,655        14,655
Dividends on Company-obligated
   mandatorily redeemable
   convertible trust preferred
   securities                                                                (320)         (320)
Foreign currency translation adjustment            12                                        12
Excess pension liability adjustment                              15                          15
Issuance of Class A common stock in
   lieu of directors' fees                                                                  153
Issuance of Class A common shares in
   conjunction with acquisition (Note 2)                                                   (117)
Exercise of stock options, net                                                               28
Conversion of Class B common shares
   into Class A common shares                                                              --
Purchase of Class A treasury shares                                                        (242)
                                           ----------    ----------    ----------    ----------
Balances at December 31, 1999                    (254)         --          41,996        88,772
Net loss                                                                   (4,135)       (4,135)
Dividends on Company-obligated
    mandatorily redeemable convertible
    trust preferred securities                                               (583)         (583)
Foreign currency translation adjustment           (86)                                      (86)
Exercise of stock options, net                                                            3,067
Retirement of Class A treasury shares                                         (38)         --
Issuance of Class A common shares and
   warrants, net of issuance costs                                                       90,477
Redemption of Class A common shares                                      (114,491)     (164,316)
                                           ----------    ----------    ----------    ----------
Balances at December 31, 2000                    (340)         --         (77,251)       13,196
Net loss                                                                   (3,474)       (3,474)
Foreign currency translation adjustment          (249)                                     (249)
Issuance of Class A common shares                                                         8,077
Purchase of Class A treasury shares                                                        (928)
Exercise of stock options, net                                                               99
                                           ----------    ----------    ----------    ----------
Balances at December 31, 2001              $     (589)         --      $  (80,725)   $   16,721
                                           ==========    ==========    ==========    ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                            Dayton Superior Corporation and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                                       Years Ended December 31
                                                       (Amounts in thousands)

                                                                                2001           2000            1999
                                                                             ---------       ---------       ---------
Cash Flows From Operating Activities:
   Net income (loss)                                                         $  (3,474)      $  (4,135)      $  14,655
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Extraordinary loss                                                           --             4,812            --
     Depreciation                                                               18,290          12,613          11,717
     Amortization of goodwill and intangibles                                    3,912           2,508           2,369
     Deferred income taxes                                                      (2,972)           (975)          3,801
     Amortization of deferred financing costs, debt discount, and issuance costs on Company-obligated mandatorily redeemable
       convertible trust preferred securities                                    2,251           1,349             848
     Gain on sales of rental equipment and property, plant and
       equipment                                                               (14,184)         (9,846)         (6,904)
   Change in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                         7,348          (7,292)             37
     Inventories                                                                (1,410)         (1,386)         (1,701)
     Prepaid expenses and other assets                                          (8,533)         (1,441)         (1,449)
     Prepaid income taxes                                                        2,710          (2,713)           (343)
     Accounts payable                                                              671           1,549           1,435
     Accrued liabilities and other long-term liabilities                         3,614           2,818            (897)
                                                                             ---------       ---------       ---------
           Net cash provided by (used in) operating activities                   8,223          (2,139)         23,568
                                                                             ---------       ---------       ---------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                      (9,924)        (11,678)         (7,728)
   Proceeds from sale of fixed assets                                              169             195             259
   Rental equipment additions                                                  (25,933)        (18,110)        (16,029)
   Proceeds from sales of rental equipment                                      22,742          17,309          11,977
   Acquisitions (Note 2)                                                       (40,850)        (25,054)        (13,734)
   Refund of purchase price on acquisitions                                        143           2,148            --
   Other investing activities                                                     --              --              (320)
                                                                             ---------       ---------       ---------
           Net cash used in investing activities                               (53,653)        (35,190)        (25,575)
                                                                             ---------       ---------       ---------
Cash Flows From Financing Activities:
   Repayments of long-term debt                                                (48,532)       (122,185)        (13,032)
   Issuance of long-term debt                                                   93,751         239,171            --
   Prepayment premium on extinguishments of long-term debt and
     interest rate swap agreements (Note 1)                                       --              (476)           --
   Financing cost on unused long-term debt commitment                             --              (750)           --
   Issuance of Class A common shares                                             5,334          93,544              28
   Redemption of Class A common shares and purchase of treasury shares            (928)       (164,316)           (242)
   Financing costs incurred                                                       (791)         (9,761)           --
   Issuance of Company-obligated mandatorily redeemable convertible               --
      trust preferred securities, net of issuance costs                                           --            19,554
   Dividends on Company-obligated mandatorily redeemable convertible
      trust preferred securities, net of income tax benefit                       --              (583)           (320)
                                                                             ---------       ---------       ---------
           Net cash provided by financing activities                            48,834          34,644           5,988
                                                                             ---------       ---------       ---------
Effect of Exchange Rate Changes on Cash                                           (197)            (86)             12
                                                                             ---------       ---------       ---------
           Net increase (decrease) in cash                                       3,207          (2,771)          3,993
Cash, beginning of year                                                          1,782           4,553             560
                                                                             ---------       ---------       ---------
Cash, end of year                                                            $   4,989       $   1,782       $   4,553
                                                                             =========       =========       =========
Supplemental Disclosures:
   Cash paid (refunded) for income taxes                                     $  (1,532)      $   1,494       $   8,146
   Cash paid for interest                                                       32,348          20,501           9,833
   Conversion of Company-obligated  mandatorily  redeemable  convertible
      trust preferred securities into long-term debt                              --            23,375            --
   Issuance of warrants attached to senior subordinated notes                     --             3,166            --
   Issuance of Class A common shares in conjunction with acquisitions            2,842            --              (117)
   Issuance of Class A common shares in lieu of directors' fees                   --              --               153
   Issuance of Class A common shares and loans to shareholders                     909           2,039            --

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                   Dayton Superior Corporation and Subsidiaries
                              Consolidated Statements of Comprehensive Income (Loss)
                                              Years Ended December 31

                                              (Amounts in thousands)




                                                                 2001               2000               1999
                                                               --------           --------           --------
      Net income (loss)                                        $ (3,474)          $ (4,135)          $ 14,655

      Dividends on Company-obligated
         mandatorily redeemable convertible trust
         preferred securities                                      --                 (583)              (320)

      Other comprehensive income
           Foreign currency translation adjustment                 (249)               (86)                12
           Excess pension liability adjustment                     --                 --                   15
                                                               --------           --------           --------
      Comprehensive income (loss)                              $ (3,723)          $ (4,804)          $ 14,362
                                                               ========           ========           ========

























The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
        (Dollar amounts in thousands, except share and per share amounts)


(1)      The Company

         The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). All intercompany transactions have been eliminated.

         The Company is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 28 manufacturing/distribution plants and 32 service/distribution centers in the United States and Canada. The Company employs approximately 800 salaried and 1,400 hourly personnel, of whom approximately 700 of the hourly personnel and five of the salaried personnel are represented by labor unions. There is one collective bargaining agreement expiring in 2002. This agreement covers hourly employees at the Santa Fe Springs, California facility.

         On January 19, 2000, the Company signed a definitive merger agreement with an affiliate of Odyssey Investment Partners, LLC ("Odyssey"), the manager of a New York based private equity investment fund, for $27.00 per share in cash. The transaction was completed on June 16, 2000 and was recorded as a recapitalization. Accordingly, the Company has not recorded any goodwill or purchase accounting adjustments, but will remain subject to certain ownership requirements.

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

         As a result, the Company recorded an extraordinary loss in 2000 of $4,812 from the early extinguishment of long-term debt, comprised of the following:

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
                                                                                      =======

(2)      Acquisitions

         (a) ANCONCCL INC. - On June 19, 2001, the Company acquired the stock of AnconCCL Inc., dba BarLock ("BarLock") for approximately $9,900 in cash, including acquisition costs. The payment was funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

                  The acquisition has been accounted for as a purchase, and the results of Ancon have been included in the accompanying financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $10,800, including goodwill of $7,100) and liabilities assumed (approximately $900). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

         (b) AZTEC CONCRETE ACCESSORIES, INC. - On January 4, 2001, the Company acquired the stock of Aztec Concrete Accessories, Inc. ("Aztec") for approximately $32,800, including acquisition costs. The payment of the purchase price consisted of cash of approximately $29,900 and 105,263 common shares valued at approximately $2,900. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey and an increase of approximately $24,800 to the credit facility. The business is being operated as part of the Company's concrete accessories business.

                  The acquisition has been accounted for as a purchase, and the results of Aztec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $43,700, including goodwill of $35,100) and liabilities assumed (approximately $10,900, including a deferred compensation liability of approximately $7,700, of which $1,800 is included in "Accrued Compensation and Benefits" and $5,900 is included in "Other Long-Term Liabilities" in the accompanying December 31, 2001 consolidated balance sheet). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

         (c) CONSPEC MARKETING AND MANUFACTURING CO., INC. - On July 17, 2000, the Company acquired all of the stock of Conspec Marketing & Manufacturing Co., Inc., and related entities (now known as Dayton Superior Specialty Chemical Corp.), for $24,300 in cash, including acquisitions costs, a payment of approximately $1,000 in 2001 for a tax election, and net of a working capital reduction of approximately $100 received in 2001. The payments were funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

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

         (d) POLYTITE MANUFACTURING CORP. - On February 9, 2000, the Company acquired substantially all of the assets and assumed certain of the liabilities of Polytite Manufacturing Corp. ("Polytite") for approximately $1,600 in cash, including acquisition costs. The business is being operated as part of the Company's concrete accessories business.

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

         (e) SOUTHERN CONSTRUCTION PRODUCTS, INC. - Effective October 4, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Southern Construction Products, Inc. ("Southern") for approximately $8,300 in cash, including acquisition costs and a purchase price reduction of approximately $300 received in 2000. The business is being operated as part of the Company's concrete accessories business.

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

         (f) CEMPRO, INC. - Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Cempro, Inc. ("Cempro") for approximately $5,400 in cash, including acquisition costs. The business is being operated as a part of the Company's concrete accessories business.

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


(3)      Summary of Significant Accounting Policies

         (a) Inventories - The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of December 31, 2001 and December 31, 2000:

                                                             December 31,    December 31,
                                                                2001            2000
                                                              --------         --------
         Raw materials                                        $ 11,581         $  9,966
         Work in progress                                        3,624            3,009
         Finished goods                                         34,639           32,494
                                                              --------         --------
                                                                49,844           45,469
         Net realizable value reserve                           (1,944)          (2,153)
                                                              --------         --------
                                                              $ 47,900         $ 43,316
                                                              ========         ========


         (b) Rental Equipment - Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. The balances as of December 31, 2001 and 2000 are net of accumulated depreciation of $20,002 and $11,527, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                                                                 For the year ending
                                                  ---------------------------------------------
                                                   December 31,    December 31,    December 31,
                                                       2001            2000            1999
                                                       ----            ----            ----

                           Rental revenue            $54,577         $55,441         $51,079
                           Cost of sales              12,101           8,889           8,402
                                                     -------         -------         -------
                           Gross profit              $42,476         $46,552         $42,677
                                                     =======         =======         =======

                  Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of the plywood surface of certain products within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing these renovation related expenditures. Simultaneously, the useful lives of the plywood surface was reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change, the Company recorded incremental depreciation of $2,272 in 2001, which is reflected in cost of goods sold in the accompanying consolidated statement of operations.

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

                  In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the carrying value of goodwill and other long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of undiscounted future expected cash flows from the use and ultimate disposition of the asset. Management believes there has been no impairment of the carrying values of the Company's long-lived assets as of December 31, 2001 and 2000.

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

         (j) New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements will not require amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill will be required. Certain other intangible assets will continue to be amortized over their estimated useful lives. This Statement will be adopted effective January 1, 2002 for the Company. The Company has recognized goodwill for several past acquisition transactions. The amount of amortization expense recognized in 2001 that will not recur in 2002 is approximately $3,700. The Company is still evaluating the Statements and does not know what impact the Statements will have on the results of operations or financial position. The Company does not believe that there will be any impact on cash flows from adopting these Statements.

         (k) Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to their 2001 classification.


(4)      Credit Arrangements

         The Company has a credit facility that consists of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

         The credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002,
         (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing in June 2004. The credit facility has several interest rate options, which reprice on a short-term basis.

         The average borrowings, maximum borrowings, and weighted average interest rate on the revolving credit facility and its predecessors for the periods indicated are as follows:

                                                                                        For the year ended
                                                                         ---------------------------------------------
                                                                         December 31,     December 31,    December 31,
                                                                             2001             2000           1999
                                                                         ------------     ------------    ------------
                 Average borrowings ..................................     $ 8,980           $ 5,965         $22,027
                 Maximum borrowings ..................................      26,425            16,420          37,140
                 Weighted average interest rate, including commitment
                  fee for unused portion of revolving credit
                  facility ...........................................        10.4%             10.6%            7.0%

         The credit facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined, and limit its capital expenditures.
         The Company was in compliance with its loan covenants as of December 31, 2001.

         The credit facility is secured by substantially all assets of the Company.

         The Company has an Economic Development Loan from the city of Parsons, Kansas. The loan is payable in quarterly installment of $8 through July 2005. The loan is secured by real estate in Parsons.

         Following is a summary of the Company's long-term debt as of December 31, 2001 and 2000:

                                                                                                     2001        2000
                                                                                                  ---------    ---------

           Revolving credit facility, weighted average interest rate of 6.5%                      $   2,000    $   6,000
           Acquisition credit facility, weighted average interest rate of 5.3%                        9,250         --
           Term Loan Tranche A, weighted average interest rate of 5.2%                               22,161       22,161
           Term Loan Tranche B, weighted average interest rate of 5.7%                               98,500       53,500
           Senior Subordinated Notes, interest rate of 13.0%                                        170,000      170,000
           Debt discount on Senior Subordinated Notes                                               (11,297)     (12,100)
           Debentures previously held by Dayton Superior Capital Trust, payable
                on demand, interest rate of 9.1%                                                      1,214        1,214
           Note payable to one of the former stockholders of Symons Corporation, interest
                rate of 10.5%                                                                          --          5,000
           City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                     118          150
                                                                                                  ---------    ---------
           Total long-term debt                                                                     291,946      245,925
           Less current portion                                                                      (5,001)      (6,246)
                                                                                                  ---------    ---------
           Long-term portion                                                                      $ 286,945    $ 239,679
                                                                                                  =========    =========


         Scheduled maturities of long-term debt are:

                                     Year              Amount
                                 ------------      -------------
                                     2002             $   5,001
                                     2003                 5,172
                                     2004                 9,640
                                     2005                11,491
                                     2006                23,631
                                  Thereafter            248,308
                                                       --------
                                                        303,243
                                 Debt Discount          (11,297)
                                                       ---------
                                                       $291,946
                                                       ========

         At December 31, 2001, the Company had outstanding letters of credit of approximately $6,000, and the Company had available borrowings of $42,000 under its revolving credit facility.

         The fair value of the Senior Subordinated Notes is the last trade price, which was $173.0 at December 31, 2001. The fair market value of the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2001, the estimated fair value of the debentures previously held by Dayton Superior Capital Trust is $1,443. The estimated fair value of the City of Parsons, Kansas Economic Development Loan is $149. The estimated fair value of the credit facility approximates its face value, as this facility has variable interest rates tied to market rates.

         The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (AnconCCL; Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have provided a guarantee of the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. Following are the supplemental consolidated condensed balance sheets as of December 31, 2001 and 2000, the supplemental consolidated condensed statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999.


                                        Dayton Superior Corporation And Subsidiaries
                                     Supplemental Consolidating Condensed Balance Sheet
                                                  As of December 31, 2001

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                 Corporation     Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 -----------     ------------     ------------     ------------     ------------
ASSETS
Cash                                             $   2,714       $     832         $   1,443        $    --            $   4,989
Accounts receivable, net                            20,014          30,516             1,098             --               51,628
Inventories                                         23,030          23,925               945             --               47,900
Intercompany                                        58,692         (58,584)             (108)            --                 --
Other current assets                                 9,046           9,594               184             --               18,824
                                                 ---------       ---------         ---------        ---------          ---------
    TOTAL CURRENT ASSETS                           113,496           6,283             3,562             --              123,341
Rental equipment, net                                6,256          65,009                58             --               71,323
Property, plant and equipment, net                  23,708          36,222               191             --               60,121
Investment in subsidiaries                         122,864            --                --           (122,864)              --
Other assets                                        55,899          86,159              --               --              142,058
                                                 ---------       ---------         ---------        ---------          ---------
    TOTAL ASSETS                                 $ 322,223       $ 193,673         $   3,811        $(122,864)         $ 396,843
                                                 =========       =========         =========        =========          =========
LIABILITIES AND SHAREHOLDERS'  EQUITY
Current maturities of long-term debt             $   5,001       $    --           $    --          $    --            $   5,001
Accounts payable                                    12,579          14,548               213             --               27,340
Accrued liabilities                                 20,004          13,742               311             --               34,057
                                                 ---------       ---------         ---------        ---------          ---------
    TOTAL CURRENT LIABILITIES                       37,584          28,290               524             --               66,398
Long-term debt                                     286,945            --                --               --              286,945
Other long-term liabilities                          4,461          22,132               186             --               26,779
Total shareholders' equity (deficit)                (6,767)        143,251             3,101         (122,864)            16,721
                                                 ---------       ---------         ---------        ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 322,223       $ 193,673         $   3,811        $(122,864)         $ 396,843
                                                 =========       =========         =========        =========          =========


                                        Dayton Superior Corporation And Subsidiaries
                                     Supplemental Consolidating Condensed Balance Sheet
                                                  As of December 31, 2000

                                                      Dayton                             Non
                                                     Superior        Guarantor        Guarantor
                                                    Corporation      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                    ------------     ------------    ------------   ------------    ------------
ASSETS
Cash                                                 $   1,603       $    (825)      $   1,004      $    --            $   1,782
Accounts receivable, net                                20,912          33,648           1,226                            55,786
Inventories                                             20,903          21,440             973           --               43,316
Intercompany                                            69,643         (70,595)            952           --                 --
Other current assets                                    11,364           6,856             301           --               18,521
                                                     ---------       ---------       ---------      ---------          ---------
    TOTAL CURRENT ASSETS                               124,425          (9,476)          4,456           --              119,405
Rental equipment, net                                    6,768          57,596              89           --               64,453
Property, plant and equipment, net                      24,169          28,824             182           --               53,175
Investment in subsidiaries                              79,598            --              --          (79,598)              --
Other assets                                            57,653          40,732            --             --               98,385
                                                     ---------       ---------       ---------      ---------          ---------
    TOTAL ASSETS                                     $ 292,613       $ 117,676       $   4,727      $ (79,598)         $ 335,418
                                                     =========       =========       =========      =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt                 $   6,246       $    --         $    --        $    --            $   6,246
Accounts payable                                        13,394          11,733             370           --               25,497
Accrued liabilities                                     18,224           8,252             318           --               26,794
                                                     ---------       ---------       ---------      ---------          ---------
    TOTAL CURRENT LIABILITIES                           37,864          19,985             688           --               58,537
Long-term debt                                         239,679            --              --             --              239,679
Other long-term liabilities                              6,301          17,504             201           --               24,006
Total shareholders' equity (deficit)                     8,769          80,187           3,838        (79,598)            13,196
                                                     ---------       ---------       ---------      ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                        $ 292,613       $ 117,676       $   4,727      $ (79,598)         $ 335,418
                                                     =========       =========       =========      =========          =========

                                        Dayton Superior Corporation And Subsidiaries
                                Supplemental Consolidating Condensed Statement of Operations
                                                Year Ended December 31, 2001

                                                     Dayton
                                                    Superior         Guarantor      Non Guarantor
                                                  Corporation      Subsidiaries      Subsidiaries      Consolidated
                                                 -------------    --------------    -------------      ------------
Net sales                                            $ 183,365         $ 200,939        $   9,396        $ 393,700
Cost of sales                                          122,039           126,480            5,911          254,430
                                                     ---------         ---------        ---------        ---------
   Gross profit                                         61,326            74,459            3,485          139,270
Selling, general and administrative expenses            38,006            57,983            1,543           97,532
Facility closing and severance expenses                    442             6,918             --              7,360
Amortization of goodwill and intangibles                 1,980             1,932             --              3,912
Management fees                                           (300)             --                300             --
                                                     ---------         ---------        ---------        ---------
   Income from operations                               21,198             7,626            1,642           30,466
Other expenses
   Interest expense                                     34,463               561             --             35,024
   Other expense (income), net                            --                  95             --                 95
                                                     ---------         ---------        ---------        ---------
   Income (loss)  before  provision for income
   taxes                                               (13,265)            6,970            1,642           (4,653)
Provision (benefit) for income taxes                    (3,361)            1,766              416           (1,179)
                                                     ---------         ---------        ---------        ---------
Net income (loss)                                    $  (9,904)        $   5,204        $   1,226        $  (3,474)
                                                     =========         =========        =========        =========


                                        Dayton Superior Corporation And Subsidiaries
                                Supplemental Consolidating Condensed Statement of Operations
                                                Year Ended December 31, 2000

                                                     Dayton
                                                    Superior         Guarantor      Non Guarantor
                                                  Corporation      Subsidiaries     Subsidiaries    Consolidated
                                                  -----------      ------------     ------------    ------------
Net sales                                            $ 186,683        $ 171,493        $   9,669       $ 367,845
Cost of sales                                          117,708          105,895            5,920         229,523
                                                     ---------        ---------        ---------       ---------
   Gross profit                                         68,975           65,598            3,749         138,322
Selling, general and administrative expenses            41,653           49,124            2,164          92,941
Facility closing and severance expenses                  1,860              657             --             2,517
Amortization of goodwill and intangibles                 1,784              724             --             2,508
Management fees                                           (850)             689              161            --
                                                     ---------        ---------        ---------       ---------
   Income from operations                               24,528           14,404            1,424          40,356
Other expenses
   Interest expense                                     22,669              (95)            --            22,574
   Non-recurring item - Lawsuit judgement                 --             15,341             --            15,341
   Other expense, net                                      216               77             --               293
                                                     ---------        ---------        ---------       ---------
   Income  (loss)  before  provision  (benefit)
   for income taxes and extraordinary item               1,643             (919)           1,424           2,148
Provision (benefit) for income taxes                       826              (10)             655           1,471
                                                     ---------        ---------        ---------       ---------
Income (loss) before extraordinary item                    817             (909)             769             677
Extraordinary loss, net of income tax benefit           (4,812)            --               --            (4,812)
                                                     ---------        ---------        ---------       ---------
Net income (loss)                                       (3,995)            (909)             769          (4,135)
Dividends on Company-obligated mandatorily
   redeemable convertible trust preferred
   securities, net of income tax benefit                   583             --               --               583
                                                     ---------        ---------        ---------       ---------
Net income (loss) available to common
shareholders                                         $  (4,578)       $    (909)       $     769       $  (4,718)
                                                     =========        =========        =========       =========



                                        Dayton Superior Corporation And Subsidiaries
                                Supplemental Consolidating Condensed Statement of Operations
                                                Year Ended December 31, 1999

                                                    Dayton
                                                   Superior        Guarantor       Non Guarantor
                                                 Corporation     Subsidiaries      Subsidiaries      Consolidated
                                                 -----------     ------------      -------------     ------------
Net sales                                         $ 170,009         $ 143,154         $   9,007        $ 322,170
Cost of sales                                       106,270            89,481             5,694          201,445
                                                  ---------         ---------         ---------        ---------
   Gross profit                                      63,739            53,673             3,313          120,725
Selling, general and administrative expenses         37,207            40,958             1,654           79,819
Amortization of goodwill and intangibles              1,686               683              --              2,369
Management fees                                        (162)              (95)              257             --
                                                  ---------         ---------         ---------        ---------
   Income from operations                            25,008            12,127             1,402           38,537
Other expenses
   Interest expense                                  11,782              (122)                1           11,661
   Other expense (income), net                          237                (7)             --                230
                                                  ---------         ---------         ---------        ---------
   Income before provision for income taxes          12,989            12,256             1,401           26,646
Provision for income taxes                            5,846             5,515               630           11,991
                                                  ---------         ---------         ---------        ---------
Net Income                                            7,143             6,741               771           14,655
Dividends on Company-obligated mandatorily
   redeemable convertible trust preferred
   securities, net of income tax benefit                320              --                --                320
                                                  ---------         ---------         ---------        ---------
Net income available to common shareholders       $   6,823         $   6,741         $     771        $  14,335
                                                  =========         =========         =========        =========


                                        Dayton Superior Corporation And Subsidiaries
                                Supplemental Consolidating Condensed Statement of Cash Flows
                                                Year ended December 31, 2001

                                                       Dayton
                                                      Superior        Guarantor        Non Guarantor
                                                     Corporation     Subsidiaries       Subsidiaries      Consolidated
                                                     -----------      ------------     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $  (9,904)        $   5,204         $   1,226        $  (3,474)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization                      8,483            15,928                42           24,453
       Deferred income taxes                             (2,972)             --                --             (2,972)
       Gain on sales of rental equipment and
       fixed assets                                      (1,062)          (13,039)              (83)         (14,184)

   Change in assets and liabilities, net of
     the effects of acquisitions                         (9,109)           15,049            (1,540)           4,400
                                                      ---------         ---------         ---------        ---------

       Net cash provided by (used in)
       operating activities                             (14,564)           23,142              (355)           8,223
                                                      ---------         ---------         ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                (4,065)           (5,679)             (180)          (9,924)
  Proceeds from sales of fixed assets                        34               132                 3              169
  Rental equipment additions                             (1,565)          (24,317)              (51)         (25,933)
  Proceeds from sale of rental equipment                  2,193            20,390               159           22,742
  Acquisitions                                          (40,707)             --                --            (40,707)
                                                      ---------         ---------         ---------        ---------
       Net cash used in investing activities            (44,110)           (9,474)              (69)         (53,653)
                                                      ---------         ---------         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                          (48,532)             --                --            (48,532)
  Issuance of long-term debt                             93,751              --                --             93,751
  Issuance of Class A common shares                       5,334              --                --              5,334
  Financing costs incurred                                 (791)             --                --               (791)
  Purchase of treasury shares                              (928)             --                --               (928)
  Intercompany                                           10,951           (12,011)            1,060             --
                                                      ---------         ---------         ---------        ---------
       Net cash provided by (used in)
       financing activities                              59,785           (12,011)            1,060           48,834
                                                      ---------         ---------         ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    --                --                (197)            (197)
                                                      ---------         ---------         ---------        ---------

       Net increase in cash                               1,111             1,657               439            3,207

CASH, beginning of year                                   1,603              (825)            1,004            1,782
                                                      ---------         ---------         ---------        ---------

CASH, end of year                                     $   2,714         $     832         $   1,443        $   4,989
                                                      =========         =========         =========        =========


                                        Dayton Superior Corporation And Subsidiaries
                                Supplemental Consolidating Condensed Statement of Cash Flows
                                                Year ended December 31, 2000

                                                        Dayton
                                                       Superior         Guarantor        Non Guarantor
                                                     Corporation      Subsidiaries       Subsidiaries      Consolidated
                                                     -----------      ------------       -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $  (3,995)        $    (909)        $     769        $  (4,135)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Extraordinary loss                                 4,812              --                --              4,812
       Depreciation and amortization                      7,192             9,242                36           16,470
       Deferred income taxes                             (1,150)             (104)              279             (975)
       Gain on sales of rental equipment and
       fixed assets                                      (1,041)           (8,757)              (48)          (9,846)
   Change in assets and liabilities, net of
     the effects of acquisitions                           (152)           (7,500)             (813)          (8,465)
                                                      ---------         ---------         ---------        ---------
       Net cash provided by (used in)
       operating activities                               5,666            (8,028)              223           (2,139)
                                                      ---------         ---------         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                (7,063)           (4,537)              (78)         (11,678)
  Proceeds from sales of fixed assets                        32               163              --                195
  Rental equipment additions                             (1,939)          (16,106)              (65)         (18,110)
  Proceeds from sale of rental equipment                  2,500            14,723                86           17,309
  Acquisitions                                          (25,054)             --                --            (25,054)
  Refunds of purchase price on acquisitions               2,148              --                --              2,148
                                                      ---------         ---------         ---------        ---------
       Net cash used in investing activities            (29,376)           (5,757)              (57)         (35,190)
                                                      ---------         ---------         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                         (122,185)             --                --           (122,185)
  Issuance of long-term debt                            239,171              --                --            239,171
  Prepayment premium on extinguishments of
     long-term debt and interest rate swap
     agreements                                            (476)             --                --               (476)
  Financing cost on unused long-term debt
     commitment                                            (750)             --                --               (750)
  Issuance of Class A common shares                      93,544              --                --             93,544
  Redemption of Class A common shares                  (164,316)             --                --           (164,316)
  Financing costs incurred                               (9,761)             --                --             (9,761)
  Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                 (583)             --                --               (583)
  Intercompany                                          (12,819)           13,321              (502)            --
                                                      ---------         ---------         ---------        ---------
       Net cash provided by (used in) financing
       activities                                        21,825            13,321              (502)          34,644
                                                      ---------         ---------         ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    --                --                 (86)             (86)
                                                      ---------         ---------         ---------        ---------

       Net decrease in cash                              (1,885)             (464)             (422)          (2,771)

CASH, beginning of year                                   3,488              (361)            1,426            4,553
                                                      ---------         ---------         ---------        ---------

CASH, end of year                                     $   1,603         $    (825)        $   1,004        $   1,782
                                                      =========         =========         =========        =========


                                        Dayton Superior Corporation And Subsidiaries
                                Supplemental Consolidating Condensed Statement of Cash Flows
                                                Year Ended December 31, 1999

                                                            Dayton
                                                          Superior          Guarantor       Non Guarantor
                                                         Corporation       Subsidiaries      Subsidiaries     Consolidated
                                                         -----------       ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $   7,143         $   6,741         $     771        $  14,655
   Adjustments  to reconcile  net income to net
     cash provided by operating activities:
       Depreciation and amortization                           6,683             8,196                55           14,934
       Deferred income taxes                                     714             3,100               (13)           3,801
       Gain on sales of  rental  equipment  and
       fixed assets                                             (908)           (5,944)              (52)          (6,904)
   Change in assets and liabilities, net of
     the effects of acquisitions                              (1,028)           (2,020)              130           (2,918)
                                                           ---------         ---------         ---------        ---------
       Net cash provided by operating  activities             12,604            10,073               891           23,568
                                                           ---------         ---------         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                     (5,078)           (2,610)              (40)          (7,728)
  Proceeds from sales of fixed assets                            250                 9              --                259
  Rental equipment additions                                  (1,457)          (14,502)              (70)         (16,029)
  Proceeds from sale of rental equipment                       1,770            10,111                96           11,977
  Acquisitions                                                (5,414)           (8,320)             --            (13,734)
  Other investing activities                                    --                (320)             --               (320)
                                                           ---------         ---------         ---------        ---------
       Net cash used in investing activities                  (9,929)          (15,632)              (14)         (25,575)
                                                           ---------         ---------         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                               (13,032)             --                --            (13,032)
  Issuance of Class A common shares                               28              --                --                 28
  Issuance of Company-obligated mandatorily
     redeemable convertible trust preferred
     securities                                               19,554              --                --             19,554
  Purchase of treasury shares                                   (242)             --                --               (242)
  Dividends on Company-obligated  mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                      (320)             --                --               (320)
    Intercompany                                              (6,629)            6,653               (24)            --
                                                           ---------         ---------         ---------        ---------
       Net cash provided by (used in) financing
       activities                                               (641)            6,653               (24)           5,988
                                                           ---------         ---------         ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         --                --                  12               12
                                                           ---------         ---------         ---------        ---------

       Net increase in cash                                    2,034             1,094               865            3,993

CASH, beginning of year                                        1,454            (1,455)              561              560
                                                           ---------         ---------         ---------        ---------

CASH, end of year                                          $   3,488         $    (361)        $   1,426        $   4,553
                                                           =========         =========         =========        =========

(5) Company-obligated Mandatorily Redeemable Convertible Trust Preferred Securities

         In October 1999, the Company completed an underwritten public offering of 1,062,500 Company-obligated mandatorily redeemable convertible trust preferred securities at a price of $20 per security. Net proceeds to the Company after issuance costs were $19,554. The securities were issued by a limited purpose Delaware trust which used the proceeds to purchase from the Company the same principal amount of convertible junior subordinated debentures. The securities were guaranteed by the Company on a subordinated basis.

         As a result of the recapitalization, the trust was dissolved. The securities converted to debentures having the right to receive cash in the amount of $23,375 ($22.00 per preferred security), plus accrued interest. As of December 31, 2001, $22,161 of the debentures had been redeemed.

         Interest is payable on the preferred securities at the rate of 9.1%.

(6)      Common Shares

         (a) Stock Option Plan - Upon consummation of the recapitalization, the Company adopted the 2000 Stock Option Plan of Dayton Superior Corporation ("Stock Option Plan"). The Stock Option Plan permits the grant of stock options to purchase 483,159 common shares, of which options to purchase 5,506 common shares were granted during 2001 and options to purchase 473,016 common shares were granted during 2000. Options that are cancelled may be reissued.

                  The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following the recapitalization, as well as new option grants. The terms of the new option grants are as follows:

                  - Options to purchase 22,997 common shares were exercisable when granted.

                  - Options to purchase 22,821 common shares will become exercisable on June 16, 2002.

                  - Options to purchase 22,997 common shares will become exercisable on June 16, 2003.

                  - Options to purchase 14,274 common shares will become exercisable on June 16, 2004.

                  - Options to purchase 14,103 common shares will become exercisable on December 31, 2004.

                  - Options to purchase 176 common shares will become exercisable on each of June 16, 2005 and December 31, 2005.

                  - The remaining options to purchase 354,480 common shares are eligible to become exercisable in installments over one to five years based on the Company's performance, but, in any case, become exercisable no later than June 16, 2009.

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

                                                                                             2001        2000        1999
                                                                                             ----        ----        ----
                   Net income (loss) available to common
                   shareholders:                                    As Reported           $(3,474)    $(4,718)       $14,335
                                                                    Pro Forma              (4,107)     (5,786)        13,933

                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  A summary of the status of the Company's stock option plans at December 31, 2001, 2000, and 1999, and changes during the years then ended is presented in the table and narrative below:


                                                                                                Weighted Average
                                                                                 Number of          Exercise
                                                                                   Shares        Price Per Share
                                                                                 ----------     -----------------
                  Outstanding at December 31, 1998                                  358,033       $     6.75
                  Granted at a weighted average fair value of $8.27                  92,600            19.44
                  Exercised                                                          (2,984)            4.80
                  Cancelled                                                          (5,366)           18.04
                                                                                 ----------       ----------
                  Outstanding at December 31, 1999                                  442,283             9.28
                  Granted at a weighted average fair value of $7.65                 473,016            27.00
                  Exercised                                                        (344,353)            8.85
                                                                                 ----------       ----------
                  Outstanding at December 31, 2000                                  570,946            24.22
                  Granted at a weighted average fair value of $7.65                   5,506            27.50
                  Exercised                                                          (9,134)           21.20
                  Cancelled                                                         (26,060)           27.00
                                                                                 ----------       ----------
                  Outstanding at December 31, 2001                                  541,258       $    24.17
                                                                                 ==========       ==========

                  Price ranges and other information for stock options outstanding at December 31, 2001 are as follows:


                                                              Outstanding                         Exercisable
                                                -----------------------------------       -------------------------
                                                          Weighted        Weighted                    Weighted
                                                           Average         Average                     Average
                                                          Exercise        Remaining                   Exercise
                  Range of Exercise Prices       Shares     Price            Life          Shares       Price
                  ------------------------       ------     -----            ----          ------       -----
                  $ 1.96 - $ 4.00                43,937     $ 2.44           2.7 years     43,937       $ 2.44
                  $12.50 - $12.63                 4,929      12.56           5.5            4,929        12.56
                  $16.81 - $19.91                40,364      18.10           6.6           40,364        18.10
                  $27.00 - $27.50               452,028      27.00           8.5           74,343        27.00
                                                -------     ------           ------       -------       ------
                                                541,258     $24.17           7.9 years    163,573       $17.77
                                                =======     ======           ======       =======       ======

                  The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively:

                                                            2001                  2000                  1999
                                                            ----                  ----                  ----
                   Risk-free interest rates                 5.55%                 5.55%                 4.68%
                   Expected dividend yield                   0%                    0%                    0%
                   Expected lives                          6 years               6 years               6 years
                   Expected volatility                      0.00%                 0.00%                 34.10%


         (b) Treasury Shares - During 2001, the Company repurchased Common Shares from former employees in conjunction with the facility closings and severance plans discussed in Note 11. As of December 31, 2001, 29,288 Common Shares had been repurchased for $979 under such agreements. In 1999, the Company agreed to repurchase Class A Common Shares issued to the former shareholders of Symons Concrete Forms. As of December 31, 1999, 19,017 Class A Common Shares had been repurchased for $387 under such agreement. In conjunction with the recapitalization in 2000, all of the 1999 treasury shares were retired.

(7)      Retirement Plans

         (a) Company-Sponsored Pension Plans - During 1999, the Company completed its process of merging and terminating certain of its pension plans. As a result, the Company recorded a $797 non-recurring gain related to the termination of its pension plan for salaried employees. During 2000, the Company assumed a second plan in conjunction with the acquisition of Conspec. The Company's pension plans cover virtually all hourly employees not covered by multi-employer pension plans and provide benefits of stated amounts for each year of credited service. The Company funds such plans at a rate that meets or exceeds the minimum amounts required by applicable regulations. The plans' assets are primarily invested in mutual funds comprised primarily of common stocks and corporate and U.S. government obligations.

                  Postretirement Benefits - The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees who retired prior to May 1, 1995.

                                                                   PENSION      PENSION       OTHER        OTHER
                                                                   BENEFITS     BENEFITS     BENEFITS     BENEFITS
                                                                      2001        2000          2001        2000
                                                                    -------      -------      -------      -------
                 CHANGE IN BENEFIT OBLIGATION
                 Benefit obligation at beginning of year            $ 6,166      $ 5,469      $   774      $   863
                 Service cost                                           439          440         --           --
                 Interest cost                                          454          386           61           58
                 Acquisition of Conspec                                --            393         --           --
                 Actuarial loss (gain)                                  301         (293)          93          (32)
                 Benefits paid                                         (301)        (229)        (108)        (115)
                                                                    -------      -------      -------      -------
                 Benefit obligation at end of year                  $ 7,059      $ 6,166      $   820      $   774
                                                                    =======      =======      =======      =======

                 CHANGE IN PLAN ASSETS
                 Fair value of plan assets at beginning of year        $  6,247    $  5,780   $   --      $   --
                 Actual return on plan assets                               206         309       --          --
                 Employer contribution                                      564        --          108         115
                 Acquisition of Conspec                                    --           387       --          --
                 Benefits paid                                             (301)       (229)      (108)       (115)
                                                                       --------    --------   --------    --------
                 Fair value of plan assets at end of year              $  6,716    $  6,247   $   --      $   --
                                                                       ========    ========   ========    ========

                 FUNDED STATUS                                         $   (343)   $     81   $   (820)   $   (774)
                 Unrecognized prior service cost                           (147)       (217)       216         240
                 Unrecognized net gain                                      (94)       (618)       (66)       (158)
                                                                       --------    --------   --------    --------
                 Net amount recognized                                 $   (584)   $   (754)  $   (670)   $   (692)
                                                                       ========    ========   ========    ========


                 AMOUNTS RECOGNIZED IN THE STATEMENT OF
                 FINANCIAL POSITION CONSIST OF:
                      Accrued benefit liability                        $   (584)   $   (754)  $   (820)   $   (774)
                      Intangible asset                                     --          --          150          82
                                                                       --------    --------   --------    --------
                 Net amount recognized                                 $   (584)   $   (754)  $   (670)   $   (692)
                                                                       ========    ========   ========    ========

                 ASSUMPTIONS AS OF DECEMBER 31
                 Discount rate                                             7.25%     7%-7.5%       7.5%        7.5%
                 Expected return on plan assets                               8%   3.5% - 8%       N/A         N/A
                 Rate of compensation increase                              N/A         N/A        N/A         N/A

                 COMPONENTS OF NET PERIODIC BENEFIT COST
                 Service cost                                          $    439    $    440   $   --      $   --
                 Interest cost                                              454         397         61          58
                 Expected return on plan assets                            (494)       (464)      --          --
                 Amortization of prior service cost                          (6)         (3)        24          24
                 Recognized actuarial gain                                 --          --         --            (4)
                                                                       --------    --------   --------    --------
                 Recurring net periodic pension cost                   $    393    $    370   $     85    $     78
                                                                       ========    ========   ========    ========

                  As of December 31, 2001, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $7,059, $7,059, and $6,716. As of December 31, 2000, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $393, $393, and $387, respectively.

                  For purposes of determining the liability for other postretirement health care benefits, the weighted average assumed rate of increase in the per capita cost of covered benefits is 9.0% for 2002 and subsequent years. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                          1 Percentage Point             1 Percentage
                                                                               Increase                 Point Decrease
                                                                               --------                 --------------
                  Effect on total of service and interest cost
                       components                                                $ 5                         $(5)
                  Effect on the postretirement benefit obligation                 80                         (72)

         (b) Multi-Employer Pension Plan - Approximately 14% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $380, $274, and $330, for the years ended December 31, 2001, 2000, and 1999, respectively.

         (c) 401(k) Savings Plan - Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $1,000, $918, and $724, for the years ended December 31, 2001, 2000, and 1999, respectively.

         (d) Retirement Contribution Account - The Company has a defined contribution plan for substantially all salaried employees. No contributions are permitted by employees, and the Company contributes 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount expensed for the years ended December 31, 2001, 2000 and 1999 was $1,905, $1,559 and
                  $1,393, respectively.

(8)      Income Taxes

         The following is a summary of the components of the Company's income tax provision for the years ended December 31, 2001, 2000, and 1999:

                                                                        2001               2000              1999
                                                                      -------            -------            -------
                 Currently payable (receivable):
                      Federal                                         $  (258)           $ 1,782            $ 8,014
                      State and local                                     555                475              1,444
                 Deferred (future tax benefit)                         (1,476)              (786)             2,533
                                                                      -------            -------            -------
                 Total provision (benefit)                            $(1,179)           $ 1,471            $11,991
                                                                      =======            =======            =======

         The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2001, 2000, and 1999 for the following reasons:

                                                                                  2001           2000          1999
                                                                                 ------         ------        ------
                 Statutory income tax rate                                         34.0%          34.0%         35.0%
                 State income taxes (net of federal
                      tax benefit)                                                  4.0            4.3           3.9
                 Nondeductible goodwill
                     amortization and other
                     permanent differences                                        (12.7)          30.2           3.7
                 Other, net                                                        --             --             2.4
                                                                                 ------         ------        ------
                 Effective income tax rate                                         25.3%          68.5%         45.0%
                                                                                 ======         ======        ======

         The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 2001 and 2000 are as follows:

                                                                                      2001                2000
                                                                                    --------            --------
                   Current deferred taxes:
                        Inventory reserves                                          $    490            $    497
                        Accounts receivable reserves                                   2,778               1,103
                        Accrued liabilities                                            4,678               4,221
                        Other                                                             16                  20
                                                                                    --------            --------
                            Total                                                      7,962               5,841
                                                                                    ========            ========

                   Long-term deferred taxes:
                        Accelerated depreciation                                     (18,594)            (17,964)
                        Other long-term liabilities                                    4,271               2,384
                        Other                                                            958              (2,055)
                                                                                    --------            --------
                            Total                                                    (13,365)            (17,635)
                                                                                    --------            --------
                            Net deferred taxes                                      $ (5,403)           $(11,794)
                                                                                    ========            ========


(9)      Segment Reporting

         The Company operates primarily in three segments: concrete accessories (Dayton/Richmond(R) and Dur-O-Wal(R)), concrete forming systems (Symons(R)), and paving products (American Highway Technology(R)). Effective January 1, 2001, the masonry products business was merged into the concrete accessories segment as a product line and all 2000 and 1999 financial data has been restated to conform to the 2001 presentation. The segments are differentiated by their products and services, all of which serve the construction industry.

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

         Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2001, 2000, and 1999 is as follows:


                                                                             2001             2000             1999
                                                                           --------         --------         --------

               Concrete Accessories                                        $218,366         $197,208         $168,109
               Concrete Forming Systems                                     126,478          130,213          117,555
               Paving Products                                               48,856           40,424           36,506
                                                                           --------         --------         --------
               Net sales to external customers                             $393,700         $367,845         $322,170
                                                                           ========         ========         ========

               Concrete Accessories                                         $  5,553        $  4,625        $  3,342
               Concrete Forming Systems                                        7,052           6,243           5,165
               Paving Products                                                 2,522           2,561             189
                                                                            --------        --------        --------
               Net sales to other segments                                  $ 15,127        $ 13,429        $  8,696
                                                                            ========        ========        ========

               Concrete Accessories                                         $ 12,390        $  8,078        $  4,133
               Concrete Forming Systems                                       19,793          13,058           6,899
               Paving Products                                                 2,841           1,438             629
                                                                            --------        --------        --------
               Interest expense                                             $ 35,024        $ 22,574        $ 11,661
                                                                            ========        ========        ========

               Concrete Accessories                                         $ 14,684        $ 18,098        $ 23,584
               Concrete Forming Systems                                       (5,637)         (5,546)         10,876
               Paving Products                                                   224           2,363           1,569
               Intersegment Eliminations                                      (8,050)         (6,970)         (4,465)
               Corporate                                                      (5,874)         (5,797)         (4,918)
                                                                            --------        --------        --------
               Income (loss) before income taxes                            $ (4,653)       $  2,148        $ 26,646
                                                                            ========        ========        ========

               Concrete Accessories                                         $  5,033        $  4,865        $  5,088
               Concrete Forming Systems                                       12,105           6,696           5,735
               Paving Products                                                 1,133             967             839
               Corporate                                                          19              85              55
                                                                            --------        --------        --------
               Depreciation                                                 $ 18,290        $ 12,613        $ 11,717
                                                                            ========        ========        ========

               Concrete Accessories                                         $  3,315        $  2,207        $  1,901
               Concrete Forming Systems                                          420             148             298
               Paving Products                                                   177             153             170
                                                                            --------        --------        --------
               Amortization of goodwill and intangibles                     $  3,912        $  2,508        $  2,369
                                                                            ========        ========        ========

         Information regarding each segment's assets and the reconciliation to the consolidated amounts as of December 31, 2001 and 2000 is as follows:

                                                                             2001            2000
                                                                           --------        --------
               Concrete Accessories                                        $214,412        $161,213
               Concrete Forming Systems                                     135,302         130,555
               Paving Products                                               21,309          19,386
               Corporate and Unallocated                                     25,820          24,264
                                                                           --------        --------
               Total Assets                                                $396,843        $335,418
                                                                           ========        ========

         Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                           2001            2000            1999
                                                                        ---------       ---------       ---------
               Concrete Accessories                                     $   6,088       $   6,820       $   3,430
               Concrete Forming Systems                                     2,610           1,951           2,199
               Paving Products                                                881           1,937           2,035
               Corporate                                                      345             970              64
                                                                        ---------       ---------       ---------
               Property, Plant, and Equipment Additions                 $   9,924       $  11,678       $   7,728
                                                                        =========       =========       =========



               Concrete Accessories                                     $   1,664       $   2,041       $   1,580
               Concrete Forming Systems                                    24,269          16,069          14,449
                                                                        ---------       ---------       ---------
               Rental Equipment Additions                               $  25,933       $  18,110       $  16,029
                                                                        =========       =========       =========


(10)     Commitments and Contingencies

         (a) Operating Leases - Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $6,599, $4,731, and $4,608, for the years ended December 31, 2001, 2000 and 1999, respectively. Lease terms generally range from one to ten years and some contain renewal options.

                  Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

                                         2002            $ 5,491
                                         2003              4,060
                                         2004              3,152
                                         2005              2,343
                                         2006              1,866
                                      Thereafter             525
                                                         -------
                                         Total           $17,437
                                                         =======

         (b) Litigation - Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14,100 were awarded against Symons in 1999, and both parties were enjoined from engaging in certain conduct. The Company recorded a $15,000 charge in the second quarter of 2000 after its unsuccessful appeal.

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

                  In 2001, Symons received approximately $1.1 million, net of recovery expenses, from Royal as reimbursement of certain defense costs. This reimbursement was reflected as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations. Symons is continuing efforts to collect additional defense costs that have not yet been agreed to by Royal.

                  From time to time, the Company is involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which the Company is currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

         (c) Self-Insurance - The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. Although no material revisions were made to the estimates for the years ended December 31, 2001, 2000 and 1999, during 2000, the Company changed a significant portion of its workers' compensation exposure to self-insured from a premium-based plan. The Company has reserved $6,911, and $5,705 as of December 31, 2001 and 2000, respectively.

         (d) Severance Obligations - The Company has employment agreements with its executive management and severance agreements with certain of its key management-level personnel, with annual base compensation ranging in value from $70 to $390. The agreements generally provide for salary continuation in the event of termination without cause for periods of six months to two years. The agreements also contain certain non-competition clauses. As of December 31, 2001, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was approximately $4,200.

(11)     Facility Closing and Severance Expenses


         During 2000, as a result of the acquisition of Conspec, the Company approved and began implementing a plan to consolidate certain of the Company's existing operations. In conjunction with the consolidation, two of the Company's facilities were closed. Accordingly, a facility closing and severance expense of approximately $2,500 was recorded during 2000, of which approximately $400 related to idle machinery and equipment write-offs, and approximately $2,100 related to future lease payments and employee severance. Of the amounts accruable at the time of the plan's approval, approximately $700 is included in "Other Accrued Liabilities" in the accompanying December 31, 2001 consolidated balance sheet.

         During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was approximately $4,700, and was to encompass approximately 200 employee terminations. The estimated cost was increased to approximately $5,700 and the estimated number of employee terminations was increased to approximately 400. The total estimated exit costs are comprised of approximately $2,400 related to employee involuntary termination benefits, approximately $700 related to lease termination costs, approximately $1,100 related to relocation activities and approximately $1,500 related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $5,700 in 2001. Of the amounts accruable at the time of the plan's approval, approximately $1,400 is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

         During the fourth quarter of 2001, the Company approved and began implementing a plan to exit one additional manufacturing facility and further reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $1,700, and was to encompass approximately 100 employee terminations. The total estimated costs are comprised of approximately $1,300 related to employee involuntary termination benefits, approximately $100 related to lease termination costs and approximately $300 related to other post-closing maintenance costs. Of the amounts accruable at the time of the plan's approval, $800 is included in "Other Accrued Liabilities" in the accompanying consolidated balance sheet.

         The total expense related to the above activities in 2001 of approximately $7,400 was comprised of approximately $3,700 of employee involuntary termination benefits, approximately $800 of lease termination costs, approximately $1,100 related to relocation activities, and approximately $1,800 of other post-closing maintenance costs. Of these amounts, approximately $2,200 related to 2001 activity and approximately $700 related to 2000 activity has not been paid and is included in "Other Accrued Liabilities" in the accompanying December 31, 2001 consolidated balance sheet. Below is a summary of the amounts charged against the facility closing and severance reserve in 2001:

                                                  Accrual     Charged to Expense        Total
                                                  Balance        as Incurred           Expense
                                                  -------     ------------------       -------
         Beginning Balance                          $1,900          $   --               $  --

          Facility Closing and
            Severance Expenses                       4,700           2,700               7,400

          Items Charge Against
               Reserve:

           Involuntary Termination Benefits         (2,400)             --                  --
           Lease Termination Costs                  (1,300)             --                  --
           Relocation Activities                        --              --                  --
           Other Post-closing Costs                     --              --                  --
                                                    ------          ------               ------
         Ending Balance                             $2,900          $   --               $7,400
                                                    ======          ======               ======

(12)     Related Party Transactions

         In conjunction with the acquisition of Aztec Concrete Accessories, Inc. ("Aztec"), the Company paid Odyssey a $350 fee, plus out-of-pocket expenses of $107 during 2001. In conjunction with the recapitalization and the related financing transactions, the Company paid Odyssey a fee of $4,000, plus out-of-pocket expenses of $699 during 2000.

(13)     Quarterly Financial Information (Unaudited)

                                                                                         2001
                                                      -------------------------------------------------------------------------
                                                         First           Second          Third           Fourth           Full
         Quarterly Operating Data                       Quarter          Quarter         Quarter         Quarter          Year
         ------------------------                      ---------        ---------       ---------       ---------      ---------
         Net sales                                     $  83,357        $ 111,064       $ 109,326       $  89,953      $ 393,700
         Gross profit                                     26,610           40,847          39,357          32,456        139,270
         Net income (loss)                                (4,591)           1,245           2,000          (2,128)        (3,474)

                                                                                         2000
                                                      -------------------------------------------------------------------------
                                                        First           Second           Third           Fourth        Full
         Quarterly Operating Data                      Quarter          Quarter          Quarter         Quarter        Year
         ------------------------                      -------         ---------        ---------       ---------     ---------
         Net sales                                     $  76,505       $  98,000        $ 107,717       $  85,623     $ 367,845
         Gross profit                                     27,131          37,233           41,970          31,988       138,322
         Income (loss) before extraordinary item             473          (2,972)           3,870            (694)          677



                                            Dayton Superior Corporation and Subsidiaries
                                           Schedule II - Valuation and Qualifying Accounts
                                            Years Ended December 31, 2001, 2000 and 1999

                                                       (Amounts in thousands)



                                                          Additions                                    Deductions
                                           --------------------------------------      ---------------------------------------
                                                                                        Charges for
                                                                                            Which
                                            Balance at     Charged to                      Reserves                   Balance
                                             Beginning     Costs and                         Were                     at End
                                              of Year       Expenses       Other           Created       Other        of Year
                                            ----------     ----------     -------       -----------     -------       --------

Allowances for Doubtful Accounts and
Sales Returns and Allowances

For the year ended December 31, 2001           $ 5,331      $ 2,156       $   102(1)        $ (166)      $  --        $ 7,423

For the year ended December 31, 2000             5,589        2,740          --             (2,998)         --          5,331

For the year ended December 31, 1999             4,432        3,420          --             (2,263)         --          5,589



Facility Closing and Severance Reserve

For the year ended December 31, 2001           $ 1,920      $ 7,360       $  --            $(6,372)      $  --        $ 2,908

For the year ended December 31, 2000              --          2,085          --               (165)         --          1,920

    (1) Acquisition of BarLock and Aztec Concrete Accessories, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The following table sets forth the name, age and position of our executive officers and directors as of March 29, 2002.

             Name                  Age                              Position
-----------------------          -------  ---------------------------------------------------------------
John A. Ciccarelli                  62     Chairman of the Board, President and Chief Executive Officer
Raymond E. Bartholomae              55     Vice President and General Manager, Symons
Michael C. Deis, Sr.                51     Vice President and General Manager, Dayton/Richmond
James W. Fennessy                   58     Vice President and General Manager, Dayton Superior Canada Ltd.
Mark K. Kaler                       44     Vice President and General Manager, American Highway Technology
Alan F. McIlroy                     51     Vice President and Chief Financial Officer
John R. Paine, Jr.                  59     Vice President, Sales and Marketing, Dayton/Richmond
Thomas W. Roehrig                   36     Corporate Controller
John M. Rutherford                  41     Treasurer and Assistant Secretary
James C. Stewart                    54     Vice President and General Manager, Dayton Superior Specialty
                                              Chemical Corp.
Jaime Taronji, Jr.                  57     Vice President, General Counsel and Secretary
Stephen Berger                      62     Director
Joshua C. Cascade                   29     Director
William F. Hopkins                  38     Director
John W. Paxton, Sr.                 65     Director
Douglas Rotatori                    41     Director

-----------
         John A. Ciccarelli has been President since 1989 and has been Chief Executive Officer and a director since 1994. After the consummation of the recapitalization in 2000, Mr. Ciccarelli became Chairman of our Board of Directors.

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

         James C. Stewart has been Vice President and General Manager, Dayton Superior Specialty Chemical Corp., since January 1, 2001. From February 1998 to January 2001, he was Vice President, Corporate Development. From 1984 to February 1998, Mr. Stewart was Vice President, Western Division of Dayton/Richmond.

         Jaime Taronji, Jr. joined us in August 1999 and was elected Vice President, General Counsel and Secretary in October 1999. From 1996 to 1999, Mr. Taronji was Law Vice President of NCR Corporation.

         Stephen Berger is currently chairman of Odyssey Investment Partners, LLC. Prior to joining Odyssey Investment Partners, LLC, Mr. Berger was a general partner of Odyssey Partners, LP. Mr. Berger also is a director of Transdigm, Inc., a supplier of highly engineered commercial and military aircraft parts.

         Joshua C. Cascade has been an associate of Odyssey Investment Partners, LLC since 1998. From 1994 to 1998, Mr. Cascade was employed by The Blackstone Group, LP, most recently as an associate in the restructuring and reorganization group.

         William F. Hopkins has been a member and Managing Principal of Odyssey Investment Partners, LLC since 1997. From 1994 to 1996, Mr. Hopkins was a principal in the private equity investing group of Odyssey Partners, LP. Mr. Hopkins also is a director of Transdigm, Inc., a supplier of highly engineered commercial and military aircraft parts.

         Douglas Rotatori has been a principal of Odyssey Investment Partners, LLC since 1998. From 1995 to 1998, Mr. Rotatori was a principal with Wellspring Capital Management, LLC.

         John W. Paxton, Sr. joined us as a director on October 17, 2001. He has been the President of the Bar Code Business Unit of Zebra Technologies Corporation since February 2002. From December 2000 to February 2002, Mr. Paxton was a private consultant. From March 1999 to December 2000, Mr. Paxton was Chairman of the Board and Chief Executive Officer of Telxon Corporation. From December 1998 until March 1999, Mr. Paxton was Chairman of Odyssey Industrial Technologies, LLC, a joint venture with Odyssey. From March 1997 until November 1998, Mr. Paxton was Executive Vice President of Paxar Corporation and, upon its formation in June 1998, President of Paxar's Printing Solutions Group. Mr. Paxton also is a director of Transdigm, Inc., a supplier of highly engineered commercial and military aircraft parts.

         We have six directors. Each director is elected to serve until the next annual meeting of shareholders or until a successor is elected. Our executive officers are elected by the directors to serve at the pleasure of the directors. There are no family relationships between any of our directors or executive officers.

COMPENSATION OF DIRECTORS

               Our directors who are employed by us or Odyssey do not receive any compensation for their service as directors. Mr. Paxton, as our only director who is not employed by us or Odyssey, receives for his services as a director an annual retainer of $25,000, payable in our common shares.

ITEM 11. EXECUTIVE COMPENSATION.

               The following table summarizes the 2001, 2000, and 1999 compensation for our chief executive officer and each of the other four most highly compensated executive officers who was serving as an executive officer at December 31, 2001.

                                                     SUMMARY COMPENSATION TABLE
                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                            --------------------------
                                              ANNUAL COMPENSATION              AWARDS       PAYOUTS
                                      -----------------------------------   --------------------------
                                                                               SHARES
                                                             OTHER ANNUAL    UNDERLYING    LONG TERM      ALL OTHER
      NAME AND PRINCIPAL               SALARY     BONUS      COMPENSATION      OPTIONS     INCENTIVE    COMPENSATION
           POSITION            YEAR      ($)        ($)        ($)             (#)(2)      PAYOUTS ($)     ($)(1)
------------------------       ----   --------    -------    ------------   -----------    -----------  ------------

John A. Ciccarelli             2001   $380,769    $91,475              $0            $0        $0           $13,600
   President and Chief         2000    347,981    300,000               0       120,072         0            13,000
   Executive Officer           1999    310,961    315,000               0        15,000         0            12,800

Alan F. McIlroy                2001   $236,539    $96,406              $0            $0        $0           $11,050
   Vice President and          2000    223,577    130,000               0        46,688         0            10,600
   Chief Financial Officer     1999    197,423    150,000          10,000(3)      8,000         0            10,400

Michael D. Deis, Sr.           2001   $220,769    $44,926              $0            $0        $0           $11,050
   Vice President and          2000    184,904    120,000               0        68,543         0            10,600
   General Manager,            1999    151,500    120,000               0         8,000         0            10,400
   Dayton/Richmond

Raymond E. Bartholomae         2001   $206,750    $90,000              $0            $0        $0           $13,600
   Vice President and          2000    197,000    121,404               0        46,688         0            10,600
   General Manager,            1999    185,000    120,000               0         6,000         0            10,400
   Symons

Mark K. Kaler                  2001   $149,231   $160,214              $0            $0        $0            $7,650
   Vice President and          2000    129,250    110,000               0        44,496         0             7,400
   General Manager,            1999    114,846     99,936               0         4,000         0             7,200
   American Highway
        Technology

-------------

(1)      Consists of:
                                      Matching 401(k) Contributions            Contributions to 401(k) Savings Plan
                                   ------------------------------------        ------------------------------------
                                    2001            2000           1999           2001           2000          1999
                                    ----            ----           ----           ----           ----          ----
       Mr. Ciccarelli              $3,400          $3,400         $3,200        $10,200         $9,600       $9,600
       Mr. McIlroy                  3,400           3,400          3,200          7,650          7,200        7,200
       Mr. Bartholomae              3,400           3,400          3,200         10,200          7,200        7,200
       Mr. Kaler                    3,400           3,400          3,200          4,250          4,000        4,000
       Mr. Deis                     3,400           3,400          3,200          7,650          7,200        7,200

(2) Options to purchase common shares were granted under our stock option plans at an exercise price of $27.00 per share (in the case of options granted in 2000), $19.44 per share (in the case of options granted in
         1999), the average of the high and low prices on the date of the grant. The 2000 options become exercisable based on a combination of service and performance factors. The 1999 options had a term of ten years and become exercisable in three equal annual installments, commencing on the first anniversary of the date of grant; however, the 1999 options became fully exercisable upon completion of our recapitalization.

(3)      Relocation expense paid by us.


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

          - The annual base salary, which may be increased by our Board of Directors in its discretion, is as follows:

                    John A. Ciccarelli..........................    $390,000
                    Alan F. McIlroy.............................     240,000
                    Michael C. Deis, Sr.........................     230,000
                    Raymond E. Bartholomae......................     210,000
                    Mark K. Kaler...............................     155,000

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


FISCAL 2000 STOCK OPTION GRANTS

No options or stock appreciation rights were granted during 2001 to any of the executive officers named in the compensation table.

FISCAL YEAR-END OPTION VALUES

       The number and value of options exercised and the number and value of all unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2001 are shown in the following table.

                                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                 FISCAL YEAR-END OPTION VALUES

                                                                           NUMBER OF SHARES
                                                                              UNDERLYING               VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                     SHARES                                  12/31/01 (#)                12/31/01 ($)(1)
                                   ACQUIRED ON          VALUE         -------------------------    --------------------------
             NAME                 EXERCISE (#)       REALIZED ($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
             ----                 ------------       ------------     -------------------------     -------------------------
John A. Ciccarelli                         -                   -           28,333/91,739                 $14,167/$45,870
Alan F. McIlroy                            -                   -           25,159/40,458                  205,382/20,229
Raymond E. Bartholomae                     -                   -            9,435/40,458                   34,468/20,229
Michael C. Deis, Sr.                       -                   -           19,886/59,213                  267,997/29,607
Mark K. Kaler                              -                   -           17,721/38,471                  293,608/19,236
------------

(1) Represents the excess of $27.50, the fair market value as of December 31, 2001 based on an independent appraisal, over the aggregate option exercise price.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

         The following table sets forth the common shares beneficially owned by each director and executive officer named in the Summary Compensation Table and all directors and executive officers as a group as of March 29, 2002:

                                                                           NUMBER OF COMMON
                                                                         SHARES BENEFICIALLY        % OF COMMON
NAME OF BENEFICIAL OWNER:                                                     OWNED (1)              SHARES(1)
-------------------------                                                -------------------        ------------
Raymond E. Bartholomae(2)                                                          30,512                 *
Stephen Berger(3)                                                               3,666,650               91.8
Joshua C. Cascade(3)                                                            3,666,650               91.8
John A. Ciccarelli(4)                                                              67,594                1.7
Michael C. Deis, Sr.(5)                                                            42,723                1.1
William F. Hopkins(3)                                                           3,666,650               91.8
Alan F. McIlroy(6)                                                                 43,386                1.1
Odyssey (as defined in footnote 3)                                              3,666,650               91.8
Douglas Rotatori(3)                                                             3,666,650               91.8
John W. Paxton, Sr.                                                                   909                 *
Mark K. Kaler(7)                                                                   45,632                1.1
All executive officers and directors as a group (16 persons)(8)                 3,983,276               96.7
---------------------


*        Signifies less than 1%.

(1) Beneficial ownership as reported above has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended and generally includes sole or shared voting or investment power with respect to the shares. Includes the number of common shares subject to all outstanding options, including those that will become exercisable as a result of the recapitalization and those that are cashed out in the recapitalization. The percentages of our outstanding common shares are based on 3,993,614 shares outstanding, except for certain parties who hold options that are exercisable into common shares within 60 days. The percentages for those parties who hold options that are exercisable within 60 days are based on the sum of 3,993,614 shares outstanding plus the number of common shares subject to options exercisable within 60 days held by them and no other person, as indicated in the following notes. The number of common shares beneficially owned has been determined by assuming the exercise of options exercisable into common shares within 60 days. Unless otherwise indicated, voting and investment power are exercised solely by each individual and/or a member of his household.

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

(4) Includes 28,333 common shares issuable upon exercise of options exercisable within 60 days.

(5) Includes 19,886 common shares issuable upon exercise of options exercisable within 60 days.

(6) Includes 25,159 common shares issuable upon exercise of options exercisable within 60 days.

(7) Includes 17,721 common shares issuable upon exercise of options exercisable within 60 days.

(8) As described in note 3, Messrs. Berger and Hopkins may each be deemed to share voting and investment power with respect to the shares beneficially owned by Odyssey and Messrs. Berger, Cascade, Hopkins and Rotatori disclaim beneficial ownership of the shares beneficially owned by Odyssey. Excluding the shares deemed to be owned by Odyssey, all executive officers and directors as a group beneficially own 316,626 common shares.


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

         As of March 29, 2002, the amounts outstanding (which are also the largest amount outstanding for these loans during the period January 1, 2000 through March 30, 2001) was $64,096 for Mr. Ciccarelli, $522,853 for Mr. Bartholomae, $337,773 for Mr. Deis, $72,376 for Mr. Fennessy, $285,121 for Mr. Kaler, $286,492 for Mr. McIlroy, $317,227 for Mr. Stewart, and $114,889 for Mr. Taronji.

ODYSSEY FINANCIAL SERVICES

       In connection with the recapitalization and the related financing transactions, we paid Odyssey a fee of $4.0 million in cash, plus out of pocket expenses of approximately $0.7 million. In connection with the acquisition of Aztec Concrete Accessories, Inc., we paid Odyssey a fee of $350 thousand, plus out-of-pocket expenses of $107 thousand.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) FINANCIAL STATEMENTS The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 2001 and 2000.

               Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.

               Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

               Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000, and 1999.

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

               (b) REPORTS ON FORM 8-K. During the quarter ended December 31,
                   2001, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DAYTON SUPERIOR CORPORATION
April 1, 2002

                                  By     /s/John A. Ciccarelli
                                        ------------------------
                                        John A. Ciccarelli
                                        Chairman, President and Chief Executive
                                         Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

            NAME                                     TITLE                                  DATE

/s/John A. Ciccarelli            Director, Chairman, President and Chief Executive      April 1, 2002
---------------------            Officer
John A. Ciccarelli

/s/Alan F. McIlroy               Vice President and Chief Financial Officer             April 1, 2002
------------------               (Principal Financial Officer)
Alan F. McIlroy

/s/Thomas W. Roehrig             Corporate Controller                                   April 1, 2002
--------------------             (Principal Accounting Officer)
Thomas W. Roehrig

/s/Stephen Berger                Director                                               April 1, 2002
-----------------
Stephen Berger

/s/Joshua C. Cascade             Director                                               April 1, 2002
--------------------
Joshua C. Cascade

/s/William F. Hopkins            Director                                               April 1, 2002
---------------------
William F. Hopkins

/s/Douglas Rotatori              Director                                               April 1, 2002
-------------------
Douglas Rotatori

/s/John W. Paxton, Sr.           Director                                               April 1, 2002
----------------------
John W. Paxton, Sr.

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

              4.4.1 Consent dated as of May 24, 2001, among Dayton Superior Corporation, the lenders party to the Credit Agreement dated as of June 16, 2000 and Bankers Trust Company, as administrative agent [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001]

              4.5 Indenture dated June 16, 2000 among the Company, the Guarantors named therein, as guarantors, and United States Trust Company of New York, as trustee, relating to $170,000,000 in aggregate principal
                     amount of 13% Senior Subordinated Notes due 2009 and registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Reg.
                     333-41392)]                                             +


              4.5.1  First Supplemental Indenture dated as of August 3,
                     2000                                                   **


              4.5.2  Second Supplemental Indenture dated as of January 4,
                     2001                                                   **


              4.5.3  Third Supplemental Indenture dated as of June 19,
                     2001                                                   **


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


     (10)      MATERIAL CONTRACTS

              10.1 Management Incentive Plan [Incorporated herein by reference to Exhibit 10.7 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1998]                                                   +*

              10.2   Employment Agreement dated January 19, 2000 by and
                     between Dayton Superior Corporation and John A.
                     Ciccarelli [Incorporated herein by reference to
                     Exhibit 10.10 to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1999]              +*

              10.3   Employment Agreement dated January 19, 2000 by and
                     between Dayton Superior Corporation and Alan F.
                     McIlroy [Incorporated herein by reference to Exhibit
                     10.11 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1999]                   +*

              10.4   Employment Agreement dated January 19, 2000 by and
                     between Dayton Superior Corporation and Raymond E. Bartholomae [Incorporated herein by reference to
                     Exhibit 10.12 to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1999]              +*

              10.5   Employment Agreement dated January 19, 2000 by and
                     between Dayton Superior Corporation and Michael C.
                     Deis, Sr. [Incorporated herein by reference to
                     Exhibit 10.13 to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1999]              +*

              10.6   Employment Agreement dated January 19, 2000 by and
                     between Dayton Superior Corporation and James C.
                     Stewart [Incorporated herein by reference to Exhibit
                     10.14 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1999]                   +*

              10.7   Employment Agreement dated as of January 19, 2000
                     between the Company and Mark K. Kaler, as amended effective June 16, 2000 [Incorporated by reference to Exhibit 10.20 to the Company's Registration
                     Statement on Form S-4 (Reg. 333-41392)]                 +*

              10.8   Employment Agreement dated as of January 19, 2000
                     between the Company and James W. Fennessy, as
                     amended effective June 16, 2000 [Incorporated by
                     reference to Exhibit 10.21 to the Company's
                     Registration Statement on Form S-4 (Reg. 333-41392)]    +*

              10.9   Employment Agreement dated as of January 19, 2000
                     between the Company and Jaime Taronji, Jr., as
                     amended effective June 16, 2000 [Incorporated by
                     reference to Exhibit 10.22 to the Company's
                     Registration Statement on Form S-4 (Reg. 333-41392)]    +*

              10.10  Form of Option Exercise, Cancellation and Equity
                     Rollover Agreement dated January 19, 2000 by and
                     among Stone Acquisition, Dayton Superior
                     Corporation and each of John A. Ciccarelli, Alan
                     F. McIlroy, Raymond E. Bartholomae, Michael C.
                     Deis, Sr., James C. Stewart, Mark K. Kaler and
                     James W. Fennessy [Incorporated by reference to
                     Exhibit 10.15 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1999]         +

              10.11  Management Stockholder's Agreement dated June
                     16,2000 by and among the Company, Odyssey
                     Investment Partners Fund, LP and the Management Stockholders named therein [Incorporated by reference to Exhibit 10.25 to the Company's
                     Registration Statement on Form S-4 (Reg.
                     333-41392)]                                             +

              10.12  Dayton Superior Corporation 2000 Stock Option
                     Plan and form of Stock Option Agreement
                     [Incorporated by reference to Exhibit 10.13 to
                     the Company's Annual Report on Form 10-K for the
                     year ended December 31, 2001]                           +

             10.12.1 First Amendment to 2000 Stock Option Plan of
                     Dayton Superior Corporation (Incorporated by
                     reference to Exhibit 10.1 to the Company's
                     Quarterly Report on Form 10-Q for the quarter
                     ended March 30, 2001]                                  **

       (21)   SUBSIDIARIES OF THE REGISTRANT

              21.1   Subsidiaries of the Company                            **

       (99)   ADDITIONAL EXHIBITS

              99.1   Letter of Quality Assurance by Arthur Andersen LLP     **

----------------------------
* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.
** Filed herewith
 + Previously filed