Form 10-Q
period 2002-03-29
DAYTON SUPERIOR CORP
filed 2002-05-13
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                   COMMISSION FILE NUMBER
   MARCH 29, 2002                                               1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OHIO                                              31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                            Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                          45459
---------------------------------------                   ----------------------
     (Address of principal                                    (Zip Code)
      executive offices)

Registrant's telephone number, including area code: 937-428-6360
                                                   -------------
                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES     X         NO
                                                       ----------

3,993,614 Common Shares were outstanding as of May 10, 2002

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                   As of March 29, 2002 and December 31, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           March 29,   December 31,
                                                                              2001           2002
                                                                           ---------   ------------
                                       ASSETS
Current assets:
   Cash                                                                     $  1,792     $  4,989
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $6,247 and $7,423                        54,009       51,628
   Inventories (Note 3)                                                       53,735       47,900
   Prepaid expenses and other current assets                                   8,475        9,637
   Prepaid income taxes                                                        1,410        1,225
   Future income tax benefits                                                  8,266        7,962
                                                                           ---------    ---------
       Total current assets                                                  127,687      123,341
                                                                           ---------    ---------

Rental equipment, net (Note 3)                                                69,410       71,323
                                                                           ---------    ---------
Property, plant and equipment                                                103,561      100,052
   Less accumulated depreciation                                             (41,626)     (39,931)
                                                                           ---------    ---------
       Net property, plant and equipment                                      61,935       60,121
                                                                           ---------    ---------
Goodwill and intangible assets, net of accumulated amortization (Note 3)     116,780      136,626
Other assets                                                                   4,897        5,432
                                                                           ---------    ---------
                  Total assets                                              $380,709     $396,843
                                                                           =========    =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 4)                            $  5,212     $  5,001
   Accounts payable                                                           25,535       27,340
   Accrued compensation                                                       13,910       19,935
  Other accrued liabilities                                                   16,375       14,122
                                                                           ---------    ---------
       Total current liabilities                                              61,032       66,398

Long-term debt, net (Note 4)                                                 301,406      286,945
Deferred income taxes                                                          8,990       13,365
Other long-term liabilities                                                   12,716       13,414
                                                                           ---------    ---------
       Total liabilities                                                     384,144      380,122
                                                                           ---------    ---------
Shareholders' equity (deficit):
  Common shares                                                              102,083      102,044
  Loans to shareholders                                                       (2,934)      (3,030)
  Treasury shares, at cost, 33,697 and 29,288 shares in 2002 and 2001,
   respectively                                                               (1,167)        (979)
  Cumulative other comprehensive loss                                           (542)        (589)
  Accumulated deficit                                                       (100,875)     (80,725)
                                                                           ---------    ---------
       Total shareholders' equity (deficit)                                   (3,435)      16,721
                                                                           ---------    ---------
       Total liabilities and shareholders' equity                           $380,709     $396,843
                                                                           =========    =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
       For The Three Fiscal Months Ended March 29, 2002 and March 30, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    March 29,   March 30,
                                                                                      2002        2001
                                                                                   ----------   ---------
Net sales                                                                            $78,502     $83,357

Cost of sales                                                                         51,985      56,340
                                                                                    --------    --------
   Gross profit                                                                       26,517      27,017

Selling, general and administrative expenses                                          23,228      26,030

Facility closing and severance expenses (Note 7)                                         121        --

Amortization of goodwill and intangibles                                                  73         937
                                                                                    --------    --------
   Income from operations                                                              3,095          50

Other expenses
   Interest expense                                                                    8,006       8,785
   Other expense, net                                                                    105          10
                                                                                    --------    --------
   Loss before benefit for income taxes                                               (5,016)     (8,745)

Benefit for income taxes                                                              (2,006)     (4,154)
                                                                                    --------    --------
Net loss before cumulative effect of change in accounting principle                   (3,010)     (4,591)

Cumulative effect of change in accounting principle, net of income tax benefit of
   $2,754 (Note 3)                                                                   (17,140)       --
                                                                                    --------    --------
   Net loss                                                                         $(20,150)    $(4,591)
                                                                                    ========    ========




         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
       For The Three Fiscal Months Ended March 29, 2002 and March 30, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 March 29,   March 30,
                                                                                   2002        2001
                                                                                 --------    --------
Cash Flows From Operating Activities:
   Net loss                                                                      $(20,150)    $(4,591)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                   5,020       6,072
     Amortization of goodwill and intangibles                                          73         937
     Cumulative effect of change in accounting principle (Note 3)                  17,140        --
     Deferred income taxes                                                         (1,925)       (448)
     Amortization of deferred financing costs and debt discount                       567         529
     Gain on sales of rental equipment and property, plant and equipment           (2,645)     (1,949)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                          (2,381)     (2,894)
      Inventories                                                                  (5,835)     (4,994)
      Accounts payable                                                             (1,805)       (948)
      Accrued liabilities and other long-term liabilities                          (4,899)      2,988
      Other, net                                                                    1,479      (2,260)
                                                                                 --------    --------
           Net cash used in operating activities                                  (15,361)     (7,558)
                                                                                 --------    --------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                         (3,847)     (1,833)
   Rental equipment additions                                                      (4,258)     (5,144)
   Proceeds from sales of rental equipment                                          5,829       2,802
   Acquisitions (Note 2)                                                             --       (29,948)
   Refunds of purchase price on acquisitions                                         --           142
                                                                                 --------    --------
           Net cash used in investing activities                                   (2,276)    (33,981)
                                                                                 --------    --------
Cash Flows From Financing Activities:
   Issuance of long-term debt, net                                                 14,459      36,667
   Purchase of treasury shares                                                       (188)       --
   Repayment of loans to shareholders                                                  83        --
   Issuance of common shares                                                           39       5,241
                                                                                 --------    --------
           Net cash provided by financing activities                               14,393      41,908
                                                                                 --------    --------
Effect of Exchange Rate Changes on Cash                                                47        (115)
                                                                                 --------    --------
           Net increase (decrease) in cash                                         (3,197)        254

Cash, beginning of period                                                           4,989       1,782
                                                                                 --------    --------
Cash, end of period                                                                $1,792     $ 2,036
                                                                                 ========    ========
Supplemental Disclosures:
   Cash paid (refunded) for income taxes, net                                      $   94     $(3,384)
   Cash paid for interest                                                           2,287       2,310
   Issuance of common shares in conjunction with acquisition                         --         2,842
   Issuance of common shares and loans to shareholders                               --           309






        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
       For The Three Fiscal Months Ended March 29, 2002 and March 30, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                               March 29,    March 30,
                                                 2002         2001
                                               --------    --------

Net loss                                       $(20,150)    $(4,591)
Other comprehensive income:
     Foreign currency translation adjustment         47        (115)
                                               --------    --------
Comprehensive loss                             $(20,103)   $ (4,706)
                                               ========    ========




        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 29, 2002 AND MARCH 30, 2001
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

    The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 2001.

(2) ACQUISITIONS

    (a) ANCONCCL INC. - On June 19, 2001, the Company acquired the stock of AnconCCL Inc., dba BarLock ("BarLock"), for approximately $9,900 in cash, including acquisition costs. The payment was funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

        The acquisition has been accounted for as a purchase, and the results of BarLock have been included in the accompanying financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired (approximately $10,800, including goodwill of $7,100) and liabilities assumed (approximately $900). Certain appraisals and evaluations are preliminary and may change. Pro forma financial information is not required.

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

        The acquisition has been accounted for as a purchase, and the results of Aztec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $44,000, including goodwill of approximately $35,400) and liabilities assumed (approximately $11,200, including a deferred compensation liability of approximately $7,800, of which $1,800 is included in "Accrued Compensation and Benefits" and $6,000 is included in "Other Long-term Liabilities" in the accompanying March 29, 2002 consolidated balance sheet). Pro forma financial information is not required.

(3) ACCOUNTING POLICIES

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 2001. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

    (a) FISCAL QUARTER --The Company's fiscal year end is December 31. The Company's fiscal quarters are defined as the periods ending on the Friday nearest to the end of March, June and September.

    (b) INVENTORIES--The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of March 29, 2002 and December 31, 2001:

                                              March 29,  December 31,
                                                 2002        2001
                                              ---------  ------------
        Raw materials                          $10,531     $11,581
        Work in progress                         5,313       3,624
        Finished goods and work in progress     40,016      34,639
                                              --------    --------
                                                55,860      49,844
        Net realizable value reserve            (2,125)     (1,944)
                                              --------    --------
                                               $53,735     $47,900
                                              ========    ========

    (c) RENTAL EQUIPMENT--Rental equipment is manufactured or purchased by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of March 29, 2002 and December 31, 2001 are net of accumulated depreciation of $24,047 and $20,002, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                       Three fiscal months ended
                       -------------------------
                          March 29,  March 30,
                            2002      2001
                           -------   -------

         Rental revenue    $10,831   $12,205
         Cost of sales       3,338     4,476
                           -------   -------
            Gross profit   $ 7,493   $ 7,729
                           =======   =======


        Effective January 1, 2002, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the useful life of certain items within the rental fleet was shorter than the fifteen-year life previously assigned. The study showed that a three-year life was more appropriate based upon the nature of these products. These products include smaller hardware and accessories that accompany steel forms and recently introduced European forming systems. As a result of the change, the Company recorded incremental depreciation of $1,025 in the first quarter of 2002, which is reflected in cost of goods sold in the accompanying March 29, 2002 consolidated statement of operations.

        Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of the plywood surface of certain products within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing these renovation related expenditures. Simultaneously, the useful lives of the plywood surface was reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change, the Company recorded incremental depreciation of $2,272 in 2001, which is reflected in cost of goods sold in the accompanying March 30, 2001 consolidated statement of operations.

    (d) NEW ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements do not require amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

        The Company adopted these Statements effective January 1, 2002. As a result of adopting SFAS No. 142, the Company recorded a non-cash charge in the first quarter of 2002 of $17,140 ($19,894 of goodwill, less an income tax benefit of $2,754), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect the Company's ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

         The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                                                      March 29,    March 30,
                                                                                        2002          2001
                                                                                      ---------    ---------
             Net loss before cumulative effect of change in accounting  principle,
                 as reported                                                           $(3,010)     $(4,591)

             Amortization of goodwill, net of tax benefit                                 --            755
                                                                                       -------      -------
             Net loss before cumulative effect of change in accounting  principle,
                 as adjusted                                                           $(3,010)     $(3,836)
                                                                                       =======      =======


    (e) RECLASSIFICATIONS--Certain reclassifications have been made to the 2001 amounts to conform to their 2002 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of March 29, 2002 and December 31, 2001:

                                                                                             March 29,   December 31,
                                                                                               2002           2001
                                                                                             ---------   ------------
         Revolving credit facility, weighted average interest rate of 4.9%                    $17,325       $2,000
         Acquisition credit facility, weighted average interest rate of 4.7%                    9,250        9,250
         Term Loan Tranche A, weighted average interest rate of 4.6%                           21,605       22,161
         Term Loan Tranche B, weighted average interest rate of 5.1%                           98,252       98,500
         Senior Subordinated Notes, interest rate of 13.0%                                    170,000      170,000
         Debt discount on Senior Subordinated Notes                                           (11,077)     (11,297)
         Debentures  previously held by Dayton Superior  Capital Trust,  interest rate of
              9.1%, due on demand                                                               1,153        1,214
         City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                 110          118
                                                                                            ---------    ---------
         Total long-term debt                                                                 306,618      291,946
         Less current maturities                                                               (5,212)      (5,001)
                                                                                            ---------    ---------
         Long-term portion                                                                   $301,406     $286,945
                                                                                            =========    =========

As of March 29, 2002, the Company's credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 delayed-draw tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

The credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002, (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing in June 2004. The credit facility has several interest rate options, which reprice on a short-term basis.

At March 29, 2002, the Company had outstanding letters of credit of $6,795, and the Company had available borrowings of $25,880 under its revolving credit facility.

The average borrowings, maximum borrowings, and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

                                                Three fiscal months ended
                                                -------------------------
                                              March 29,           March 31,
                                                2002                2001
                                           --------------       ---------------
Revolving Credit Facility:
    Average borrowing                         $ 9,005              $11,386
    Maximum borrowing                          18,550               19,900
    Weighted average interest rate                8.1%                10.4%

The credit facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined, and limit its capital expenditures. The Company was in compliance with its loan covenants as of March 29, 2002.

The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have guaranteed the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors of the Notes and do not have any credit arrangements senior to the Notes. Following are the supplemental consolidating condensed balance sheets as of March 29, 2002 and December 31, 2001, as well as the supplemental consolidating condensed statements of operations and cash flows for the three fiscal months ended March 29, 2002 and March 30, 2001.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                              As of March 29, 2002

                                                Dayton
                                                Superior        Guarantor    Non Guarantor
                                               Corporation    Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                               -----------    ------------    ------------    ------------     ------------
ASSETS
Cash                                               $1,124           $(700)         $1,368       $    --            $1,792
Accounts receivable, net                           24,632          28,564             813            --            54,009
Inventories                                        26,559          26,365             811            --            53,735
Intercompany                                       61,362         (61,274)            (88)           --              --
Other current assets                                9,386           8,595             170            --            18,151
                                                ---------       ---------       ---------       ---------       ---------
    TOTAL CURRENT ASSETS                          123,063           1,550           3,074            --           127,687
Rental, net                                         6,184          63,171              55            --            69,410
Property, plant and equipment, net                 26,243          35,514             178            --            61,935
Investment in subsidiaries                        123,041            --              --          (123,041)           --
Other assets                                       55,394          66,283            --              --           121,677
                                                ---------       ---------       ---------       ---------       ---------
    TOTAL ASSETS                                 $333,925        $166,518          $3,307       $(123,041)       $380,709
                                                =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current maturities of long-term debt               $5,212       $    --         $    --         $    --            $5,212
Accounts payable                                   10,798          14,469             268            --            25,535
Accrued liabilities                                20,692           9,425             168            --            30,285
                                                ---------       ---------       ---------       ---------       ---------
    TOTAL CURRENT LIABILITIES                      36,702          23,894             436            --            61,032
Long-term debt, net                               301,406            --              --              --           301,406
Other long-term liabilities                         2,889          18,632             185            --            21,706
Total shareholders' equity (deficit)               (7,072)        123,992           2,686        (123,041)         (3,435)
                                                ---------       ---------       ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $333,925        $166,518          $3,307       $(123,041)       $380,709
                                                =========       =========       =========       =========       =========

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2001

                                                 Dayton
                                                Superior        Guarantor    Non Guarantor
                                               Corporation    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                               -----------    ------------    ------------    ------------    ------------
ASSETS
Cash                                               $2,714            $832          $1,443       $    --            $4,989
Accounts receivable, net                           20,014          30,516           1,098          51,628
Inventories                                        23,030          23,925             945            --            47,900
Intercompany                                       58,692         (58,584)           (108)           --              --
Other current assets                                9,046           9,594             184            --            18,824
                                                ---------       ---------       ---------       ---------       ---------
    TOTAL CURRENT ASSETS                          113,496           6,283           3,562            --           123,341
Rental equipment, net                               6,256          65,009              58            --            71,323
Property, plant and equipment, net                 23,708          36,222             191            --            60,121
Investment in subsidiaries                        122,864            --              --          (122,864)           --
Other assets                                       55,899          86,159            --              --           142,058
                                                ---------       ---------       ---------       ---------       ---------
    TOTAL ASSETS                                 $322,223        $193,673          $3,811       $(122,864)       $396,843
                                                =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current maturities of long-term debt               $5,001       $    --         $    --         $    --            $5,001
Accounts payable                                   12,579          14,548             213            --            27,340
Accrued liabilities                                20,004          13,742             311            --            34,057
                                                ---------       ---------       ---------       ---------       ---------
    TOTAL CURRENT LIABILITIES                      37,584          28,290             524            --            66,398
Long-term debt, net                               286,945            --              --              --           286,945
Other long-term liabilities                         4,461          22,132             186            --            26,779
Total shareholders' equity (deficit)               (6,767)        143,251           3,101        (122,864)         16,721
                                                ---------       ---------       ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $322,223        $193,673          $3,811       $(122,864)       $396,843
                                                =========       =========       =========       =========       =========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 29, 2002

                                                   Dayton
                                                   Superior      Guarantor    Non Guarantor
                                                  Corporation   Subsidiaries   Subsidiaries   Consolidated
                                                  -----------   ------------   ------------   ------------
Net sales                                            $30,894        $46,590         $1,018        $78,502
Cost of sales                                         18,521         32,923            541         51,985
                                                    --------       --------       --------       --------
   Gross profit                                       12,373         13,667            477         26,517
Selling,  general and administrative
   expenses                                           10,300         12,523            405         23,228
Facility closing and severance expenses                  121           --             --              121
Amortization of goodwill and intangibles                  68              5           --               73
Management fees                                          (75)          --               75           --
                                                    --------       --------       --------       --------
   Income (loss) from operations                       1,959          1,139             (3)         3,095
Other expenses
   Interest expense                                    7,880            126           --            8,006
   Other expense (income), net                           (78)            90             93            105
                                                    --------       --------       --------       --------
   Income  (loss) before  provision  (benefit)
     for income taxes                                 (5,843)           923            (96)        (5,016)
Provision (benefit) for income taxes                  (2,337)           369            (38)        (2,006)
                                                    --------       --------       --------       --------
Net income (loss) before  cumulative effect of
    change in accounting principle                    (3,506)           554            (58)        (3,010)
Cumulative effect of change in
   accounting  principle,  net of income
   tax benefit of $2,754                                --          (17,140)          --          (17,140)
                                                    --------       --------       --------       --------
Net loss                                             $(3,506)      $(16,586)          $(58)      $(20,150)
                                                    ========       ========       ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 30, 2001

                                                 Dayton
                                                Superior        Guarantor   Non Guarantor
                                               Corporation    Subsidiaries   Subsidiaries   Consolidated
                                                 --------       --------       --------       --------
Net sales                                         $39,778        $41,913         $1,666        $83,357
Cost of sales                                      26,579         28,718          1,043         56,340
   Gross profit                                    13,199         13,195            623         27,017
                                                 --------       --------       --------       --------
Selling, general and administrative
   expenses                                         9,889         15,752            389         26,030
Amortization of goodwill and intangibles              459            478           --              937
Management fees                                       (40)          --               40           --
                                                 --------       --------       --------       --------
   Income (loss) from operations                    2,891         (3,035)           194             50
Other expenses
   Interest expense                                 8,641            144           --            8,785
   Other expense (income), net                          6              5             (1)            10
                                                 --------       --------       --------       --------
   Income (loss) before provision (benefit)
     for income taxes                              (5,756)        (3,184)           195         (8,745)
Provision (benefit) for income taxes               (2,731)        (1,511)            88         (4,154)
                                                 --------       --------       --------       --------
Net income (loss) available to common
   shareholders                                   $(3,025)       $(1,673)          $107        $(4,591)
                                                 ========       ========       ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 29, 2002

                                                     Dayton
                                                    Superior       Guarantor    Non Guarantor
                                                   Corporation    Subsidiaries   Subsidiaries   Consolidated
                                                   -----------    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (3,506)      $(16,586)      $    (58)      $(20,150)
   Adjustments  to  reconcile  net  loss to net
     cash used in operating activities:
       Depreciation and amortization                    1,782          3,866             12          5,660
       Cumulative effect of change in
         accounting principle                            --           17,140           --           17,140
       Deferred income taxes                           (1,925)          --             --           (1,925)
       Gain on sales of  rental  equipment  and
         fixed assets                                     (11)        (2,634)          --           (2,645)
   Change in assets and liabilities                    (6,872)        (6,521)           (48)       (13,441)
                                                     --------       --------       --------       --------
       Net used in operating activities               (10,532)        (4,735)           (94)       (15,361)
                                                     --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions              (2,657)        (1,182)            (8)        (3,847)
  Rental equipment additions                             (223)        (4,035)          --           (4,258)
  Proceeds from sales of rental equipment                  99          5,730           --            5,829
                                                     --------       --------       --------       --------
       Net cash provided by (used in)
         investing activities                          (2,781)           513             (8)        (2,276)
                                                     --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                      14,459           --             --           14,459
  Redemption  of  Class  A  common  shares  and
     purchase of treasury shares                         (188)          --             --             (188)
  Repayment of loans to shareholders                       83           --             --               83
  Issuance of common shares                                39           --             --               39
  Intercompany                                         (2,670)         2,690            (20)          --
                                                     --------       --------       --------       --------
       Net cash provided by (used in)
         financing activities                          11,723          2,690            (20)        14,393
                                                     --------       --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  --             --               47             47
                                                     --------       --------       --------       --------
       Net decrease in cash                            (1,590)        (1,532)           (75)        (3,197)

CASH, beginning of period                               2,714            832          1,443          4,989
                                                     --------       --------       --------       --------
CASH, end of period                                  $  1,124       $   (700)      $  1,368       $  1,792
                                                     ========       ========       ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 30, 2001

                                                     Dayton
                                                     Superior      Guarantor     Non Guarantor
                                                    Corporation   Subsidiaries    Subsidiaries   Consolidated
                                                    -----------   ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $ (3,025)      $ (1,673)      $    107       $ (4,591)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization                     2,076          5,456              6          7,538
       Deferred income taxes                              (448)          --             --             (448)
       Gain on sales of rental equipment and
         fixed assets                                     (191)        (1,718)           (40)        (1,949)
   Change in assets and liabilities, net of
     the effects of acquisitions                        (6,972)         1,265         (2,401)        (8,108)
                                                      --------       --------       --------       --------
       Net cash provided by (used in)
         operating activities                           (8,560)         3,330         (2,328)        (7,558)
                                                      --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                 (844)          (974)           (15)        (1,833)
  Rental equipment additions                              (296)        (4,829)           (19)        (5,144)
  Proceeds from sale of rental equipment                   363          2,355             84          2,802
  Acquisitions                                         (29,948)          --             --          (29,948)
  Refunds of purchase price on acquisitions                142           --             --              142
                                                      --------       --------       --------       --------
       Net cash provided by (used in)
         investing activities                          (30,583)        (3,448)            50        (33,981)
                                                      --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                       36,667           --             --           36,667
  Issuance of Class A common shares                      5,241           --             --            5,241
  Intercompany                                           3,196            947          2,249           --
                                                      --------       --------       --------       --------
       Net cash provided by financing
         activities                                     38,712            947          2,249         41,908
                                                      --------       --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   --             --             (115)          (115)
                                                      --------       --------       --------       --------
       Net increase (decrease) in cash                    (431)           829           (144)           254

CASH, beginning of period                                1,603           (825)         1,004          1,782
                                                      --------       --------       --------       --------
CASH, end of period                                   $  1,172       $      4       $    860       $  2,036
                                                      ========       ========       ========       ========

(5) STOCK OPTION PLANS

The Company has a stock option plan, which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) for the three fiscal months ended March 29, 2002 and March 30, 2001 would have been reduced to the following pro forma amounts:

                                             Three fiscal months ended
                                             -------------------------
                                             March 29,           March 30,
                                               2002                 2001
                                             ---------           ---------
Net loss        As Reported                  $(20,150)           $ (4,591)
                Pro Forma                     (20,201)             (4,786)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the three fiscal months ended March 29, 2002 is presented in the table below:

                                                                   Weighted
                                                                    Average
                                                Number of        Exercise Price
                                                  Shares           Per Share
                                                ---------        --------------
Outstanding at December 31, 2001                 541,258             $24.17
Granted                                            7,839              27.50
Exercised                                         (3,050)              2.29
Cancelled                                         (4,865)             24.08
                                                 -------             ------
Outstanding at March 29, 2002                    541,182             $24.34
                                                 =======             ======

(6) SEGMENT REPORTING

The Company operates in three segments: concrete accessories, concrete forming systems, and paving products. The segments are differentiated by their products and services, all of which serve the construction industry.

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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three fiscal months ended March 29, 2002 and March 30, 2001 follows:

                                             Three fiscal months ended
                                             -------------------------

                                              March 29,      March 30,
                                                2002           2001
                                              --------       --------
Concrete Accessories                          $ 46,166       $ 48,549
Concrete Forming Systems                        24,938         24,961
Paving Products                                  7,398          9,847
                                              --------       --------
Net sales to external customers               $ 78,502       $ 83,357
                                              ========       ========

Concrete Accessories                          $  1,158       $  1,098
Concrete Forming Systems                         1,710          1,298
Paving Products                                    500            417
                                              --------       --------
Net sales to other segments                   $  3,368       $  2,813
                                              ========       ========

Concrete Accessories                          $  4,584       $  4,364
Concrete Forming Systems                         1,493         (1,645)
Paving Products                                    (47)           279
Corporate                                       (1,461)        (1,588)
Intersegment Eliminations                       (1,474)        (1,360)
                                              --------       --------
Income from operations                        $  3,095       $     50
                                              ========       ========

Concrete Accessories                          $  2,784       $  3,161
Concrete Forming Systems                         4,505          5,013
Paving Products                                    717            611
                                              --------       --------
Interest expense                              $  8,006       $  8,785
                                              ========       ========

Concrete Accessories                          $  1,768       $  1,193
Concrete Forming Systems                        (3,090)        (6,658)
Paving Products                                   (759)          (332)
Corporate                                       (1,461)        (1,588)
Intersegment Eliminations                       (1,474)        (1,360)
                                              --------       --------
Income (loss) before income taxes             $ (5,016)      $ (8,745)
                                              ========       ========

Concrete Accessories                          $  1,207       $  1,282
Concrete Forming Systems                         3,415          4,454
Paving Products                                    343            274
Corporate                                           55             62
                                              --------       --------
Depreciation                                  $  5,020       $  6,072
                                              ========       ========

Concrete Accessories                          $     60       $    826
Concrete Forming Systems                          --               62
Paving Products                                     13             49
                                              --------       --------
Amortization of goodwill and intangibles      $     73       $    937
                                              ========       ========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three fiscal months ended March 29, 2002 and March 30, 2001 is as follows:

                                             Three fiscal months ended
                                             -------------------------
                                               March 29,  March 30,
                                                 2002        2001
                                                ------      ------
Concrete Accessories                            $  749      $1,021
Concrete Forming Systems                           916         610
Paving Products                                  2,182         202
                                                ------      ------
   Property, Plant and Equipment Additions      $3,847      $1,833
                                                ======      ======

Concrete Accessories                            $  260      $  329
Concrete Forming Systems                         3,998       4,815
                                                ------      ------
Rental Equipment Additions                      $4,258      $5,144
                                                ======      ======


Information regarding each segment's assets and the reconciliation to the consolidated amounts as of March 29, 2002 and December 31, 2001 is as follows:

                                      As of
                               -----------------------
                               March 29,   December 31,
                                 2002          2001
                               --------      --------
Concrete Accessories           $189,776      $212,008
Concrete Forming Systems        132,683       135,302
Paving Products                  31,930        24,858
Corporate and Unallocated        26,320        24,675
                               --------      --------
Total Assets                   $380,709      $396,843
                               ========      ========

(7) FACILITY CLOSING AND SEVERANCE EXPENSES

During 2001, the Company approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. As a result of the continued implementation of the plans, the Company has incurred $121 of facility closing and severance expense in the first quarter of 2002, which is related primarily to facility relocation activities. Below is a summary of the amounts charged against the facility closing and severance reserve in 2002:

                                                     Charged To
                                           Accrual    Expense As    Total
                                           Balance     Incurred    Expense
                                           -------     --------    -------
 Beginning Balance                          $2,900      $ --        $ --

 Facility Closing and Severance Expense       --           121         121

 Items Charged Against Reserve:
     Involuntary Termination Costs             454        --          --
     Lease Termination Costs                   201        --          --
     Other Post-Closing Costs                  411        --          --
                                            ------      ------      ------
 Ending Balance                             $1,834      $  121      $  121
                                            ======      ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of March 29, 2002, we have three principal operating divisions, which are organized around the following product lines:

    -   Concrete Accessories;
    -   Concrete Forming Systems; and
    -   Paving Products.

ACQUISITIONS

We have completed and integrated two acquisitions since the beginning of 2001. These acquisitions are summarized in the following table:

                                                                     Purchase Price
   Date              Business Acquired             Division          (In millions)
   ----              -----------------             --------          -------------
January 2001    Aztec Concrete Accessories     Concrete Accessories      $32.8
June 2001       BarLock                        Concrete Accessories        9.9

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net sales.

                                                                 THREE FISCAL MONTHS ENDED
                                                                 -------------------------
                                                                  March 29,     March 30,
                                                                    2002          2001
                                                                  ---------     ---------
Net sales                                                           100.0%       100.0%
Cost of sales                                                        66.2         67.6
                                                                    -----        -----
Gross profit                                                         33.8         32.4
Selling, general and administrative expenses                         29.6         31.2
Facility closing and severance expenses                               0.2         --
Amortization of goodwill and intangibles                              0.1          1.1
                                                                    -----        -----
Income from operations                                                3.9          0.1
Interest expense, net                                                10.2         10.5
Other expense, net                                                    0.1          0.1
                                                                    -----        -----
Loss before benefit for income taxes                                 (6.4)       (10.5)
Benefit for income taxes                                             (2.6)        (5.0)
                                                                    -----        -----
Net before cumulative effect of change in accounting principle       (3.8)        (5.5)
Cumulative effect of change in accounting principle                 (25.4)        --
                                                                    -----        -----
Net loss                                                            (29.2)%       (5.5)%
                                                                    =====        =====


COMPARISON OF THREE FISCAL MONTHS ENDED MARCH 29, 2002 AND MARCH 30, 2001

NET SALES

Net sales decreased $4.9 million, or 5.8%, to $78.5 million in the first quarter of 2002 from $83.4 million in the first quarter of 2001. The following table summarizes our net sales by segment:

                                       Three fiscal months ended
                               ------------------------------------------------
                                 March 29, 2002               March 30, 2001
                               --------------------        --------------------
                                                   (In thousands)
                               Net Sales        %         Net Sales         %         % Change
                               --------       -----        --------       -----        -----
Concrete accessories           $ 47,324        60.3%       $ 49,647        59.6%        (4.7)%
Concrete forming systems         26,648        33.9          26,259        31.5          1.5
Paving products                   7,898        10.1          10,264        12.3        (23.1)
Intersegment eliminations        (3,368)       (4.3)         (2,813)       (3.4)        19.7
                               --------       -----        --------       -----
Net sales                      $ 78,502       100.0%       $ 83,357       100.0%        (5.8)%
                               ========       =====        ========       =====

Net sales of concrete accessories decreased $2.3 million, or 4.7%, to $47.3 million in the first quarter of 2002 from $49.6 million in the first quarter of 2001, primarily due to the weaker markets in the first quarter of 2002 compared to 2001. This was partially offset by increased sales as a result of the BarLock acquisition, which contributed $1.8 million.

Net sales of concrete forming systems increased 1.5% to $26.6 million for the first quarter of 2002 compared to $26.3 million in the first quarter of 2001, primarily due to increased volumes as a result of new marketing initiatives implemented in the first quarter of 2002.

Net sales of paving products decreased $2.4 million, or 23.1%, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to state funding for highway construction projects being down as a result of the recession and continued delays in activity on some larger airport runway projects as a result of the September 11, 2001 terrorist attacks.

GROSS PROFIT

Gross profit for the first quarter of 2002 was $26.5 million, a slight decrease from $27.0 million in the first quarter of 2001. This was due primarily to the decreased revenues discussed previously, offset partially by $1.0 million less depreciation expense from the change in accounting estimates and the cost savings realized from the implementation of the 2001 facility closing and severance plans.

Gross margin was 33.8% in the first quarter of 2002, increasing from 32.4% in the same quarter of 2001. This was due primarily to the $1.0 million lower depreciation expense and the cost savings discussed above. These benefits were partially offset by a combination of unfavorable sales volume, unfavorable pricing and unfavorable mix of products within the segments, all of which are attributable to our markets being weaker in 2002 compared to 2001.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") decreased $2.8 million to $23.2 million in the first quarter of 2002, from $26.0 million in the first quarter of 2001, primarily due to the cost savings realized from the implementation of the 2001 facility closing and severance plans, offset partially by the increased SG&A expenses as a result of the BarLock acquisition.

During 2001, we approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with our net sales. As a result of the continued implementation of the plans, we incurred $0.1 million of facility closing and severance expense in the first quarter of 2002, which is related primarily to facility relocation activities. Below is a summary of the amounts charged against the facility closing and severance reserve in 2002:

                                                    Charged To
                                          Accrual   Expense As     Total
                                          Balance    Incurred     Expense
                                          -------   ----------    -------
Beginning Balance                           $2.9      $--          $--

Facility Closing and Severance Expense       --        0.1          0.1

Items Charged Against Reserve:
    Involuntary Termination Costs            0.5       --           --
    Lease Termination Costs                  0.2       --           --
    Other Post-Closing Costs                 0.4       --           --
                                            ----      ----         ----
Ending Balance                              $1.8      $0.1         $0.1
                                            ====      ====         ====

Amortization of goodwill and intangibles decreased to $0.1 million in the first quarter of 2002 from $0.9 million in the first quarter of 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This statement does not require amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives. The adoption of the new accounting standards will result in a reduction in annual amortization expense of approximately $3.7 million. The amount of amortization expense recognized in the first quarter of 2001 which was not recognized in the first quarter of 2002 was approximately $0.9 million.

OTHER EXPENSES

Interest expense decreased to $8.0 million in the first quarter of 2002 from $8.8 million in the first quarter of 2001 due to lower interest rates in the first quarter of 2002 compared to 2001, offset partially by increased long-term debt resulting from the acquisition of BarLock in June 2001.

LOSS BEFORE INCOME TAXES

Net loss before income taxes in the first quarter of 2002 was ($5.0) million as compared to ($8.7) million in the first quarter of 2001 and was comprised of the following:

                                            Three fiscal months ended
                                         -------------------------------
                                          March 29,            March 30,
                                           2002                  2001
                                          -------               -------
                                                 (In thousands)
          Concrete accessories            $ 1,768               $ 1,193
          Concrete forming systems         (3,090)               (6,658)
          Paving products                    (759)                 (332)
          Corporate                        (1,461)               (1,588)
          Intersegment eliminations        (1,474)               (1,360)
                                          -------               -------
          Income before income taxes      $(5,016)              $(8,745)
                                          =======               =======

Concrete accessories' income before income taxes of $1.8 million in the first quarter of 2002 increased from $1.2 million in the first quarter of 2001. This was due to the benefit of the cost reduction initiatives implemented by management, the benefit provided from the acquisition of BarLock, and lower interest expense as a result of lower interest rates, offset partially by decreased sales volume in the existing business due to our markets being weaker in 2002 compared to 2001.

Concrete forming systems' loss before income taxes was $3.1 million in the first quarter of 2002 compared to a loss of $6.7 million in the first quarter of 2001. This was due to the benefit of the cost reduction initiatives implemented by management, lower depreciation expense of $1.0, and lower interest expense as a result of lower interest rates.

The loss before income taxes from paving products increased to $0.8 million in the first quarter of 2002 from a loss of $0.3 million in the first quarter of 2001 due to the decreased net sales volume in the first quarter of 2002.

Corporate expenses decreased slightly to $1.5 million from $1.6 million as a result of the cost reduction initiatives implemented by management.

Elimination of profit on intersegment sales was $1.5 million in the first quarter of 2002 compared to $1.4 million in the first quarter of 2001, due to higher intersegment sales volume.

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The effective tax rate decreased to 40.0% in the first quarter of 2002 from 47.5% in the first quarter of 2001. The reduction in the effective tax rate is due to the adoption of SFAS No. 142, which eliminated non-deductible goodwill amortization in the first quarter of 2002. Net loss before cumulative effect of change in accounting principle for the first quarter of 2002 was $3.0 million compared to a loss of $4.6 million in the first quarter of 2001 due to the factors described above.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements do not require amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

We adopted these Statements effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in the first quarter of 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                              March 29,     March 30,
                                                                2002           2001
                                                              ---------     ---------
Net loss before cumulative effect of change in accounting
    principle, as reported                                     $(3,010)      $(4,591)
Amortization of goodwill, net of tax benefit                      --             755
                                                               -------       -------
Net loss before cumulative effect of change in accounting
    principle,  as adjusted                                    $(3,010)      $(3,836)
                                                               =======       =======

NET LOSS

The net loss for the first quarter of 2002 was $20.2 million compared to a loss of $4.6 million in the first quarter of 2001 due to the factors described above.

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

Net cash used in operating activities in the first quarter of 2002 was $15.4 million and was comprised of the following:

Net loss                                                                        $(20.2)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                     5.0
  Amortization of goodwill and intangibles                                         0.1
  Cumulative effect of change in accounting principle                             17.1
  Deferred income taxes                                                           (1.9)
  Amortization of deferred financing costs and debt discount                       0.5
  Gain on sales of rental equipment and property, plant and equipment             (2.6)
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                            (2.4)
   Inventories                                                                    (5.8)
   Accounts payable                                                               (1.8)
   Accrued liabilities and other long-term liabilities                            (4.9)
   Other, net                                                                      1.5
                                                                                ------
        Net cash used in operating activities                                   $(15.4)
                                                                                ======

Our investing activities consisted solely of net capital expenditures, which totaled $2.3 million in the first quarter of 2002.

As of March 29, 2002, we had long-term debt of $306.6 million, comprised of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $158.9 million, (b) $146.4 million outstanding of a $202.0 million credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the delayed-draw tranche A facility and a $98.5 million term loan under the tranche B facility, (c) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, and (d) a $0.1 million note to the City of Parsons, Kansas.

At March 29, 2002, we had outstanding letters of credit of $6.8 million, and we had available borrowings of $25.9 million under our revolving credit facility. Approximately $9.3 million of the $30.0 million acquisition facility, $21.6 million of the $23.5 million delayed-draw tranche A facility, and $98.3 million of the $98.5 million tranche B facility were outstanding.

At March 29, 2002, working capital was $66.7 million, compared to $56.9 million at December 31, 2001. The increase in working capital is attributable to normal seasonal working capital growth.

For the first three months of 2002, our average cash gap days were 76, which is four days unfavorable from the 72 days reported in the first three months of 2001. This is primarily due to increased inventory in the paving products segment because of continued delays in activity on some highway construction projects being down as a result of the recession.

We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

We intend to fund future acquisitions with cash, securities, or a combination of cash and securities, to the extent we use cash for all or part of any acquisitions. We expect to raise such cash from operations or from borrowings under our credit facility or, if feasible and attractive, issuances of long-term debt or additional common shares.

SEASONALITY

Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume.

INFLATION

We do not believe inflation had a significant impact on our operations over the past two years. In the past, we have been able to pass along all or a portion of the effect of increases in the price of steel, our principal raw material. There can be no assurance we will be able to continue to pass on the cost of such increases in the future. The U.S. Government has recently imposed tariffs on certain imported steel. At this point, we are unable to determine the impact that these tariffs will have on our results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes, and future filings by us on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by us and our management may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by us and our management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found in our annual report on Form 10-K for the year ended December 31, 2001. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 29, 2002, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $158.9 million, a $202.0 million credit facility, of which $146.4 million was outstanding, and $1.3 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes is $173.4 million.

The credit facility has several interest rate options, which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $146.4 million face value. The interest rates at March 29, 2002 range from 4.6% to 5.1%.

Other long-term debt consists of a.) $1.2 million of debentures previously held by the Dayton Superior Capital Trust, with a fair value of $1.5 million and b.) a $0.1 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.1 million.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. None

(b) REPORTS on Form 8-K. During the quarter ended March 29, 2002, the Company did not file any Current Reports on Form 8-K.

         SIGNATURES
         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DAYTON SUPERIOR CORPORATION
                                    ---------------------------



         DATE: May 13, 2002         BY:      /s/  Alan F. McIlroy
               -------------------                -----------------------
                                                  Alan F. McIlroy
                                                  Vice President and
                                                  Chief Financial Officer