Form 10-Q
period 2002-06-28
DAYTON SUPERIOR CORP
filed 2002-08-12
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
   June 28, 2002                                                 1-11781

                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                         31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification No.)

7777 Washington Village Dr., Suite 130
          Dayton, Ohio                                       45459
----------------------------------------          ------------------------------
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

____________ Common Shares were outstanding as of August 9, 2002

PART I. -- FINANCIAL INFORMATION
ITEM 1  -- FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                    Condensed Consolidated Balance Sheets
                  As of June 28, 2002 and December 31, 2001
                             (Amounts in thousands)

                                                                                          (Unaudited)
                                                                                           June 28,          December 31,
                                                                                             2002               2001
                                                                                        ---------------   -----------------
                                     ASSETS
Current assets:
   Cash                                                                                    $   4,597          $   4,989
   Accounts receivable, net of allowances for doubtful accounts and sales
     returns and allowances of $6,655 and $7,423                                              70,338             51,628
   Inventories (Note 3)                                                                       55,360             47,900
   Prepaid expenses and other current assets                                                   7,082              9,637
   Prepaid income taxes                                                                        1,959              1,225
   Future income tax benefits                                                                  7,316              7,962
                                                                                        ---------------   -----------------
       Total current assets                                                                  146,652            123,341
                                                                                        ---------------   -----------------
Rental equipment, net (Note 3)                                                                67,345             71,323
                                                                                        ---------------   -----------------
Property, plant and equipment                                                                103,075            100,052
   Less accumulated depreciation                                                             (42,157)           (39,931)
                                                                                        ---------------   -----------------
       Net property, plant and equipment                                                      60,918             60,121
                                                                                        ---------------   -----------------
Goodwill and intangible assets, net of accumulated amortization (Note 3)                     117,006            136,626
Other assets                                                                                   4,268              5,432
                                                                                        ---------------   -----------------
           Total assets                                                                    $ 396,189          $ 396,843
                                                                                        ---------------   -----------------
        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt (Note 4)                                           $   5,485          $   5,001
   Accounts payable                                                                           32,311             27,340
   Accrued compensation                                                                       14,465             19,935
   Other accrued liabilities                                                                  10,872             14,122
                                                                                        ---------------   -----------------
       Total current liabilities                                                              63,133             66,398

Long-term debt, net (Note 4)                                                                 311,161            286,945
Deferred income taxes                                                                         10,167             13,365
Other long-term liabilities                                                                   12,158             13,414
                                                                                        ---------------   -----------------
       Total liabilities                                                                     396,619            380,122
                                                                                        ---------------   -----------------
Shareholders' equity (deficit):
  Common shares                                                                              102,083            102,044
  Loans to shareholders                                                                       (2,945)            (3,030)
  Treasury shares, at cost, 33,697 and 29,288 shares in 2002 and 2001, respectively           (1,167)              (979)
  Cumulative other comprehensive loss                                                           (416)              (589)
  Accumulated deficit                                                                        (97,985)           (80,725)
                                                                                        ---------------   -----------------
       Total shareholders' equity (deficit)                                                     (430)            16,721
                                                                                        ---------------   -----------------
       Total liabilities and shareholders' equity (deficit)                               $  396,189          $ 396,843
                                                                                        ===============   =================

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                  Condensed Consolidated Statements of Operations
    For The Three and Six Fiscal Months Ended June 28, 2002 and June 29, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Three Fiscal Months Ended       Six Fiscal Months Ended
                                                                    -----------------------------   ------------------------------
                                                                      June 28,         June 29,        June 28,         June 29,
                                                                        2002             2001            2002             2001
                                                                    ------------     ------------   -------------    -------------
Net sales                                                            $ 106,506        $ 111,064      $  185,008       $  194,421

Cost of sales                                                           69,919           69,610         121,904          125,950
                                                                    ------------     ------------   -------------    -------------
   Gross profit                                                         36,587           41,454          63,104           68,471

Selling, general and administrative expenses                            22,788           25,756          46,016           51,786

Facility closing and severance expenses (Note 7)                           453            3,320             574            3,320

Amortization of goodwill and intangibles                                    78            1,054             151            1,991
                                                                    ------------     ------------   -------------    -------------
   Income from operations                                               13,268           11,324          16,363           11,374

Other expenses
   Interest expense                                                      8,407            8,959          16,413           17,744
   Other expense, net                                                       45               (6)            150                4
                                                                    ------------     ------------   -------------    -------------
   Income (loss) before provision (benefit) for income
     taxes                                                               4,816            2,371            (200)          (6,374)

Provision (benefit) for income taxes                                     1,926            1,126             (80)          (3,028)
                                                                    ------------     ------------   -------------    -------------
Net income (loss) before cumulative effect of change in
  accounting principle                                                   2,890            1,245            (120)          (3,346)

Cumulative effect of change in accounting principle, net of
   income tax benefit of $2,754 (Note 3)                                   -                -           (17,140)             -
                                                                    ------------     ------------   -------------    -------------
   Net income (loss)                                                 $   2,890        $   1,245      $  (17,260)       $  (3,346)
                                                                    ------------     ------------   -------------    -------------

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
         For The Six Fiscal Months Ended June 28, 2002 and June 29, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                          June 28,         June 29,
                                                                                            2002             2001
                                                                                     ----------------  ----------------
Cash Flows From Operating Activities:
   Net loss                                                                           $     (17,260)    $      (3,346)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                            10,004            10,035
     Amortization of goodwill and intangibles                                                   151             1,991
     Cumulative effect of change in accounting principle (Note 3)                            17,140              -
     Deferred income taxes                                                                      202            (1,148)
     Amortization of deferred financing costs and debt discount                               1,150             1,066
     Gain on sales of rental equipment and property, plant and equipment                     (7,959)           (4,950)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                   (18,711)          (14,273)
      Inventories                                                                            (7,460)           (4,045)
      Accounts payable                                                                        4,971             6,283
      Accrued liabilities and other long-term liabilities                                   (10,237)           (2,386)
      Other, net                                                                              2,474              (907)
                                                                                     ----------------  ----------------
           Net cash used in operating activities                                            (25,535)          (11,680)
                                                                                     ----------------  ----------------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                                   (6,518)           (4,383)
   Proceeds from sales of fixed assets                                                        1,888              -
   Rental equipment additions                                                                (6,022)          (10,312)
   Proceeds from sales of rental equipment                                                   11,426             7,908
   Acquisitions (Note 2)                                                                       -              (40,163)
                                                                                     ----------------  ----------------
           Net cash provided by (used in) investing activities                                  774           (46,950)
                                                                                     ----------------  ----------------
Cash Flows From Financing Activities:
   Repayments of long-term debt                                                              (1,686)          (30,024)
   Issuance of long-term debt                                                                25,944            85,925
   Purchase of treasury shares                                                                 (188)             (734)
   Repayment of loans to shareholders                                                            85              -
   Issuance of common shares, net of issuance costs                                              39             5,371
   Financing costs incurred                                                                    -                 (741)
                                                                                     ----------------  ----------------
           Net cash provided by financing activities                                         24,194            59,797
                                                                                     ----------------  ----------------
Effect of Exchange Rate Changes on Cash                                                          175              (60)
                                                                                     ----------------  ----------------
           Net increase (decrease) in cash                                                     (392)            1,107

Cash, beginning of period                                                                     4,989             1,782
                                                                                     ----------------  ----------------
Cash, end of period                                                                   $       4,597     $       2,889
                                                                                     ================  ================
Supplemental Disclosures:
   Cash paid (refunded) for income taxes, net                                         $         355     $      (3,351)
   Cash paid for interest                                                                    15,557            16,486
   Issuance of common shares in conjunction with acquisition                                  -                 2,842
   Issuance of common shares and loans to shareholders                                        -                   309

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 Dayton Superior Corporation and Subsidiaries
        Condensed Consolidated Statements of Comprehensive Income (Loss)
    For The Three and Six Fiscal Months Ended June 28, 2002 and June 29, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                   Three Fiscal Months                    Six Fiscal Months
                                                                         Ended                                  Ended
                                                            -------------------------------        -----------------------------
                                                               June 28,          June 29,             June 28,        June 29,
                                                                 2002             2001                  2002            2001
                                                            -------------   ---------------        -------------  --------------
Net income (loss)                                                 $2,890           $1,245             $(17,260)        $(3,346)
Other comprehensive income (loss):
     Foreign currency translation adjustment                         128               55                  175             (60)
                                                            -------------   ---------------        -------------  --------------
Comprehensive income (loss)                                       $3,018           $1,300             $(17,085)        $(3,406)
                                                            =============   ===============        =============  ==============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 28, 2002 AND JUNE 29, 2001
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

(2) ACQUISITIONS

    (a) AnconCCL Inc.--On June 19, 2001, the Company acquired the stock of AnconCCL Inc., dba BarLock ("BarLock"), for approximately $9,900 in cash, including acquisition costs. The payment was funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

        The acquisition has been accounted for as a purchase, and the results of BarLock have been included in the accompanying financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $10,800, including goodwill of $7,100) and liabilities assumed (approximately $900). Pro forma financial information is not required as this was not a significant acquisition.

    (b) Aztec Concrete Accessories, Inc.--On January 4, 2001, the Company acquired the stock of Aztec Concrete Accessories, Inc. ("Aztec") for approximately $32,800, including acquisition costs. The payment of the purchase price consisted of cash of approximately $29,900 and 105,263 common shares valued at approximately $2,900. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey Investment Partners, LLC ("Odyssey"), and an increase of approximately $24,800 to the credit facility. The business is being operated as part of the Company's concrete accessories business.

        The acquisition has been accounted for as a purchase, and the results of Aztec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $44,000, including goodwill of approximately $35,400) and liabilities assumed (approximately $11,200, including a deferred compensation liability of approximately $7,700). Pro forma financial information is not required as this was not a significant acquisition.

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

    (b) Inventories--The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of June 28, 2002, and December 31, 2001:

                                             June 28,               December 31,
                                               2002                    2001
                                         ----------------          -------------
Raw materials                                 $ 14,091               $ 11,581
Work in progress                                 4,973                  3,624
Finished goods and work in progress             38,105                 34,639
                                         ----------------          -------------
                                                57,169                 49,844
Net realizable value reserve                    (1,809)                (1,944)
                                         ----------------          -------------
                                              $ 55,360               $ 47,900
                                         ================          =============

    (c) Rental Equipment--Rental equipment is manufactured or purchased by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of June 28, 2002 and December 31, 2001 are net of accumulated depreciation of $23,064 and $20,002, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                     Three Fiscal Months          Six Fiscal Months
                           Ended                        Ended
                   -----------------------     -----------------------
                     June 28,     June 29,      June 28,      June 29,
                       2002         2001          2002         2001
                   -----------   ---------     ----------   ----------
Rental revenue       $10,685      $13,068        $21,516      $25,273
Cost of sales          3,360        2,508          6,698        6,984
                   ----------    ---------     ----------   ----------
   Gross profit      $ 7,325      $10,560        $14,818      $18,289
                   ==========    =========     ==========   ==========

        Effective January 1, 2002, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the useful life of certain items within the rental fleet was shorter than the fifteen-year life previously assigned. The study showed that a three-year life was more appropriate based upon the nature of these products. These products include smaller hardware and accessories that accompany steel forms and the recently introduced European forming systems. As a result of the change, the Company recorded incremental depreciation of approximately $1,000 in the three months ended June 28, 2002 and approximately $2,100 in the first six months of 2002, which is reflected in cost of goods sold in the accompanying June 28, 2002 consolidated statement of operations.

        Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of the plywood surface of certain products within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing these renovation related expenditures. Simultaneously, the useful lives of the plywood surface was reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change, the Company recorded incremental depreciation of approximately $2,300 in the six months ended June 29, 2001, which is reflected in cost of goods sold in the accompanying June 28, 2001 consolidated statement of operations.

    (d) New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

        The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company recorded a non-cash charge in the first quarter of 2002 of $17,140 ($19,894 of goodwill, less an income tax benefit of $2,754), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect the Company's ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

          The following is a reconciliation from reported net income/(loss) to net income/(loss) adjusted for the amortization of goodwill:

                                                             Three Fiscal Months            Six Fiscal Months
                                                                    Ended                         Ended
                                                          --------------------------    --------------------------
                                                            June 28,       June 29,       June 28,      June 29,
                                                              2002           2001           2002          2001
                                                          -----------     ----------     ----------     ----------
Net income (loss) before cumulative effect of
   change in accounting principle, as reported               $2,890         $ 1,245        $ (120)       $(3,346)
Amortization of goodwill, net of tax benefit                    -               933           -            1,688
                                                          ---------       ---------      ---------      ---------
Net income (loss) before cumulative effect of
 change in accounting principle, as adjusted                 $2,890         $ 2,178        $ (120)       $(1,658)
                                                          =========       =========      =========      =========

    (e) Reclassifications--Certain reclassifications have been made to the 2001 amounts to conform to their 2002 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of June 28, 2002 and December 31, 2001:

                                                                            June 28,     December 31,
                                                                             2002           2001
                                                                        -------------   --------------

Revolving credit facility, weighted average interest rate of 5.2%         $  27,925      $   2,000
Acquisition credit facility, weighted average interest rate of 4.7%           9,250          9,250
Term Loan Tranche A, weighted average interest rate of 4.8%                  21,053         22,161
Term Loan Tranche B, weighted average interest rate of 5.2%                  98,008         98,500
Senior Subordinated Notes, interest rate of 13.0%                           170,000        170,000
Debt discount on Senior Subordinated Notes                                  (10,836)       (11,297)
Debentures previously held by Dayton Superior Capital Trust,
  interest rate of 9.1%, due on demand                                        1,144          1,214
City of Parsons, Kansas Economic Development Loan, interest
  rate of 7.0%                                                                  102            118
                                                                        ------------    -----------
Total long-term debt                                                        316,646        291,946
Less current maturities                                                      (5,485)        (5,001)
                                                                        ------------    -----------
Long-term portion                                                         $ 311,161      $ 286,945
                                                                        ============    ===========

As of June 28, 2002, the Company's credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

The credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002, (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing in June 2004. The credit facility has several interest rate options, which reprice on a short-term basis.

At June 28, 2002, the Company had outstanding letters of credit of approximately $6,300, and the Company had available borrowings of approximately $15,800 under its revolving credit facility.

The average borrowings, maximum borrowings, and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

                                                 Three Fiscal Months          Six Fiscal Months
                                                       Ended                       Ended
                                               ------------------------     --------------------
                                                 June 28,    June 29,        June 28,   June 29,
                                                   2002        2001            2002       2001
                                               -----------  -----------     ----------  --------
Revolving Credit Facility:
  Average borrowing                              $19,713     $15,323         $14,448    $13,376
  Maximum borrowing                               29,275      26,425          29,275     26,425
  Weighted average interest rate                    5.8%        9.1%            6.5%       9.6%

The credit facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined, and limit its capital expenditures. The Company was in compliance with its loan covenants as of June 28, 2002.

The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have guaranteed the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors of the Notes and do not have any credit arrangements senior to the Notes. Following are the supplemental consolidating condensed balance sheets as of June 28, 2002 and December 31, 2001, as well as the supplemental consolidating condensed statements of operations for the three and six fiscal months ended June 28, 2002 and June 29, 2001 and cash flows for the six fiscal months ended June 28, 2002 and June 29, 2001.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                               As of June 28, 2002

                                                  Dayton
                                                 Superior        Guarantor      Non Guarantor
                                                Corporation    Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                               -------------  --------------   ---------------  --------------   -------------
ASSETS
Cash                                              $  4,791       $ (1,184)           $  990        $    -             $  4,597
Accounts receivable, net                            36,540          32,185            1,613             -               70,338
Inventories                                         27,916          26,507              937             -               55,360
Intercompany                                        64,511        (64,318)            (193)             -                 -
Other current assets                                 8,547           7,642              168             -               16,357
                                               -----------    ------------     ------------     -------------    -------------
    TOTAL CURRENT ASSETS                           142,305             832            3,515             -              146,652
Rental, net                                          5,997          61,293               55             -               67,345
Property, plant and equipment, net                  25,843          34,878              197             -               60,918
Investment in subsidiaries                         123,041            -                -            (123,041)             -
Other assets                                        55,428          65,846             -                -              121,274
                                               -----------    ------------     ------------     -------------    -------------
    TOTAL ASSETS                                  $352,614       $ 162,849           $3,767        $(123,041)         $396,189
                                               ===========    ============     ============     =============    =============
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current maturities of long-term debt              $  5,485       $    -              $ -           $    -             $  5,485
Accounts payable                                    15,360          16,550              401             -               32,311
Accrued liabilities                                 15,430           9,701              206             -               25,337
                                               -----------    ------------     ------------     -------------    -------------
    TOTAL CURRENT LIABILITIES                       36,275          26,251              607             -               63,133
Long-term debt, net                                311,161            -                -                -              311,161
Other long-term liabilities                          1,505          20,625              195             -               22,325
Total shareholders' equity (deficit)                 3,673         115,973            2,965         (123,041)            (430)
                                               -----------    ------------     ------------     -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)                              $352,614       $ 162,849           $3,767        $(123,041)         $396,189
                                               ===========    ============     ============     =============    =============

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2001

                                              Dayton
                                             Superior        Guarantor       Non Guarantor
                                            Corporation     Subsidiaries      Subsidiaries     Eliminations    Consolidated
                                           -------------   --------------   ---------------   --------------   ------------
ASSETS
Cash                                          $  2,714         $    832           $1,443        $    -             $  4,989
Accounts receivable, net                        20,014           30,516            1,098                             51,628
Inventories                                     23,030           23,925              945             -               47,900
Intercompany                                    58,692          (58,584)            (108)            -                 -
Other current assets                             9,046            9,594              184             -               18,824
                                           ------------    -------------    -------------     ------------     ------------
    TOTAL CURRENT ASSETS                       113,496            6,283            3,562             -              123,341
Rental equipment, net                            6,256           65,009               58             -               71,323
Property, plant and equipment, net              23,708           36,222              191             -               60,121
Investment in subsidiaries                     122,864             -                -            (122,864)             -
Other assets                                    55,899           86,159             -                -              142,058
                                           ------------    -------------    -------------     ------------     ------------
    TOTAL ASSETS                              $322,223         $193,673           $3,811        $(122,864)         $396,843
                                           ============    =============    =============     ============     ============
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current maturities of long-term debt          $  5,001         $   -              $ -           $    -             $  5,001
Accounts payable                                12,579           14,548              213             -               27,340
Accrued liabilities                             20,004           13,742              311             -               34,057
                                           ------------    -------------    -------------     ------------     ------------
    TOTAL CURRENT LIABILITIES                   37,584           28,290              524             -               66,398
Long-term debt, net                            286,945             -                -                -              286,945
Other long-term liabilities                      4,461           22,132              186             -               26,779
Total shareholders' equity (deficit)           (6,767)          143,251            3,101         (122,864)           16,721
                                           ------------    -------------    -------------     ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                    $322,223         $193,673           $3,811        $(122,864)         $396,843
                                           ============    =============    =============     ============     ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended June 28, 2002

                                                   Dayton
                                                  Superior         Guarantor     Non Guarantor
                                                 Corporation     Subsidiaries    Subsidiaries     Consolidated
                                                -------------   --------------  ---------------  --------------
Net sales                                          $47,256          $57,594         $1,656          $106,506
Cost of sales                                       28,868           40,203            848            69,919
                                                ----------      -----------     ----------       -----------
   Gross profit                                     18,388           17,391            808            36,587
Selling, general and administrative
   expenses                                         10,049           12,378            361            22,788
Facility closing and severance expenses                364               89             -                453
Amortization of goodwill and intangibles                73                5             -                 78
Management fees                                       (75)              -               75              -
                                                ----------      -----------     ----------       -----------
   Income (loss) from operations                     7,977            4,919            372            13,268
Other expenses
   Interest expense                                  8,207              200             -              8,407
   Other expense (income), net                         187             (78)           (64)                45
                                                ----------      -----------     ----------       -----------
   Income  (loss) before provision (benefit)
     for income taxes                                (417)            4,797            436             4,816
Provision (benefit) for income taxes                 (167)            1,919            174             1,926
                                                ----------      -----------     ----------       -----------
Net loss                                           $ (250)          $ 2,878         $  262          $  2,890
                                                ==========      ===========     ==========       ===========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended June 29, 2001

                                                   Dayton
                                                  Superior        Guarantor     Non Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries     Consolidated
                                                -------------  --------------  ---------------  --------------
Net sales                                         $ 53,705        $54,575           $2,784         $111,064
Cost of sales                                       35,260         32,571            1,779           69,610
                                                ----------     ----------      -----------      -----------
   Gross profit                                     18,445         22,004            1,005           41,454
Selling, general and administrative
   expenses                                         10,126         15,139              491           25,756
Facility closing and severance expenses              1,935          1,385              -              3,320
Amortization of goodwill and intangibles               454            600              -              1,054
Management fees                                      (110)            -                110              -
                                                ----------     ----------      -----------      -----------
   Income (loss) from operations                     6,040          4,880              404           11,324
Other expenses
   Interest expense                                  8,777            182              -              8,959
   Other expense (income), net                         (9)              2                1              (6)
                                                ----------     ----------      -----------      -----------
   Income (loss) before provision (benefit)
     for income taxes                              (2,728)          4,696              403            2,371
Provision (benefit) for income taxes               (1,299)          2,229              196            1,126
                                                ----------     ----------      -----------      -----------
Net Income (loss)                                 $(1,429)        $ 2,467           $  207         $  1,245
                                                ==========     ==========      ===========      ===========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended June 28, 2002

                                                    Dayton
                                                   Superior        Guarantor     Non Guarantor
                                                  Corporation    Subsidiaries    Subsidiaries     Consolidated
                                                 -------------  --------------  ---------------  --------------
Net sales                                           $78,150        $104,184         $2,674          $185,008
Cost of sales                                        47,389          73,126          1,389           121,904
                                                 ----------     -----------     ----------       -----------
   Gross profit                                      30,761          31,058          1,285            63,104
Selling, general and administrative
   expenses                                          20,349          24,901            766            46,016
Facility closing and severance expenses                 485              89             -                574
Amortization of goodwill and intangibles                141              10             -                151
Management fees                                       (150)             -              150               -
                                                 ----------     -----------     ----------       -----------
   Income from operations                             9,936           6,058            369            16,363
Other expenses
   Interest expense                                  16,087             326             -             16,413
   Other expense, net                                   109              12             29               150
                                                 ----------     -----------     ----------       -----------
   Income  (loss) before provision  (benefit)
     for income taxes                               (6,260)           5,720            340             (200)
Provision (benefit) for income taxes                (2,504)           2,288            136              (80)
                                                 ----------     -----------     ----------       -----------
Net Income (loss) before cumulative effect of
   change in accounting principle                   (3,756)           3,432            204             (120)
Cumulative effect of change in accounting
   principle, net of income tax benefit of
   $2,754                                             -            (17,140)            -            (17,140)
                                                 ----------     -----------     ----------       -----------
Net income (loss)                                  $(3,756)       $(13,708)           $204         $(17,260)
                                                 ==========     ===========     ==========       ===========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended June 29, 2001

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                -------------  --------------   ---------------  --------------
Net sales                                         $ 93,483         $96,488           $4,450         $194,421
Cost of sales                                       61,839          61,289            2,822          125,950
                                                ----------     -----------      -----------      -----------
   Gross profit                                     31,644          35,199            1,628           68,471
Selling, general and administrative
   expenses                                         20,015          30,891              880           51,786
Facility closing and severance expenses              1,935           1,385              -              3,320
Amortization of goodwill and intangibles               913           1,078              -              1,991
Management fees                                      (150)              -               150              -
                                                ----------     -----------      -----------      -----------
   Income from operations                            8,931           1,845              598           11,374
Other expenses
   Interest expense                                 17,418             326              -             17,744
   Other expense (income), net                         (3)               7              -                  4
                                                ----------     -----------      -----------      -----------
   Income (loss) before provision (benefit)
     for income taxes                              (8,484)           1,512              598          (6,374)
Provision (benefit) for income taxes               (4,030)             718              284          (3,028)
                                                ----------     -----------      -----------      -----------
Net income (loss)                                 $(4,454)         $   794           $  314         $(3,346)
                                                ==========     ===========      ===========      ===========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended June 28, 2002

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -------------  --------------   ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $ (3,756)      $(13,708)           $  204         $(17,260)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                   3,614          7,667               24            11,305
       Cumulative effect of change in
         accounting principle                           -            17,140              -              17,140
       Deferred income taxes                             202           -                 -                 202
       Gain on sales of rental equipment and
         fixed assets                                  (675)        (7,274)             (10)           (7,959)
   Change in assets and liabilities                 (12,315)       (15,735)            (913)          (28,963)
                                                 -----------    -----------      -----------      ------------
       Net cash used in operating activities        (12,930)       (11,910)            (695)          (25,535)
                                                 -----------    -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions            (4,408)        (2,081)             (29)           (6,518)
  Proceeds from sales of fixed assets                  1,036            852              -               1,888
  Rental equipment additions                           (346)        (5,670)              (6)           (6,022)
  Proceeds from sales of rental equipment                350         11,059               17            11,426
                                                 -----------    -----------      -----------      ------------
       Net cash provided by (used in)
         investing activities                        (3,368)          4,160             (18)               774
                                                 -----------    -----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                     24,258           -                 -              24,258
  Redemption of Class A common shares and
     purchase of treasury shares                       (188)           -                 -               (188)
  Repayment of loans to shareholders                      85           -                 -                  85
  Issuance of common shares                               39           -                 -                  39
  Intercompany                                       (5,819)          5,734               85              -
                                                 -----------    -----------      -----------      ------------
       Net cash provided by financing
         activities                                   18,375          5,734               85            24,194
                                                 -----------    -----------      -----------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 -              -                 175               175
                                                 -----------    -----------      -----------      ------------

       Net increase (decrease) in cash                 2,077        (2,016)            (453)             (392)

CASH, beginning of period                              2,714            832            1,443             4,989
                                                 -----------    -----------      -----------      ------------

CASH, end of period                                $   4,791      $ (1,184)           $  990         $   4,597
                                                 ===========    ===========      ===========      ============

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended June 29, 2001

                                                     Dayton
                                                    Superior        Guarantor     Non Guarantor
                                                   Corporation    Subsidiaries    Subsidiaries      Consolidated
                                                  -------------  -------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $ (4,454)        $    794      $    314          $ (3,346)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                    4,178           8,891            23             13,092
       Deferred income taxes                          (1,148)            -             -               (1,148)
       Gain on sales of rental equipment and
         fixed assets                                   (307)         (4,584)          (59)            (4,950)
   Change in assets and liabilities, net of
     the effects of acquisitions                     (16,022)           3,059       (2,365)           (15,328)
                                                  -----------    ------------    ----------        -----------
       Net cash provided by (used in)
         operating activities                        (17,753)           8,160       (2,087)           (11,680)
                                                  -----------    ------------    ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions             (1,560)         (2,802)          (21)            (4,383)
  Rental equipment additions                            (759)         (9,514)          (39)           (10,312)
  Proceeds from sale of rental equipment                  727           7,065           116              7,908
  Acquisitions, net                                  (40,163)            -              -             (40,163)
                                                  -----------    ------------    ----------        -----------
       Net cash provided by (used in)
         investing activities                        (41,755)         (5,251)            56           (46,950)
                                                  -----------    ------------    ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                      55,901            -            -                 55,901
  Purchase of treasury shares                           (734)            -            -                  (734)
  Issuance of common shares                             5,371            -            -                  5,371
  Financing costs incurred                              (741)            -            -                  (741)
  Intercompany                                        (1,783)            (59)         1,842                 -
                                                  -----------    ------------    ----------        -----------
       Net cash provided by (used in)
         financing activities                          58,014            (59)         1,842             59,797
                                                  -----------    ------------    ----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  -               -             (60)               (60)
                                                  -----------    ------------    ----------        -----------

       Net increase (decrease) in cash                (1,494)           2,850         (249)              1,107

CASH, beginning of period                               1,603           (825)         1,004              1,782
                                                  -----------    ------------    ----------        -----------

CASH, end of period                                 $     109        $  2,025      $    755          $   2,889
                                                  ===========    ============    ==========        ===========

(5) STOCK OPTION PLANS

The Company has a stock option plan, which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) for the three and six fiscal months ended June 28, 2002 and June 29, 2001 would have been reduced to the following pro forma amounts:

                                              Three Fiscal Months          Six Fiscal Months
                                                     Ended                        Ended
                                           ------------------------    --------------------------
                                             June 28,      June 29,       June 28,     June 29,
                                              2002          2001            2002         2001
                                           ------------  ----------    ------------  ------------
Net income (loss)     As Reported            $2,890        $1,245        $(17,260)     $(3,346)
                      Pro Forma               2,844         1,061         (17,357)      (3,725)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the six fiscal months ended June 28, 2002 is presented in the table below:

                                                             Weighted
                                                             Average
                                           Number of      Exercise Price
                                            Shares           Per Share
                                        -------------   -----------------
Outstanding at December 31, 2001           541,258          $   24.17
Granted                                      7,839              27.50
Exercised                                   (3,050)              2.29
Cancelled                                   (4,865)             24.08
                                        -------------   -----------------
Outstanding at June 28, 2002               541,182          $   24.34
                                        =============   =================

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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and six fiscal months ended June 28, 2002 and June 29, 2001 follows:

                                                 Three Fiscal Months        Six Fiscal Months
                                                        Ended                    Ended
                                              -------------------------  ------------------------
                                                June 28,      June 29,     June 28,      June 29,
                                                  2002         2001         2002          2001
                                              -----------   -----------  -----------   -----------
Concrete Accessories                           $  57,337     $  61,341    $ 103,503     $ 109,890
Concrete Forming Systems                          30,211        34,846       55,149        59,807
Paving Products                                   18,958        14,877       26,356        24,724
                                              ----------    ----------   ----------    ----------
Net sales to external customers                $ 106,506     $ 111,064    $ 185,008     $ 194,421
                                              ==========    ==========   ==========    ==========

Concrete Accessories                           $   1,480     $   1,467    $   2,638     $   2,565
Concrete Forming Systems                           2,312         2,132        4,022         3,430
Paving Products                                      695           878        1,195         1,295
                                              ----------    ----------   ----------    ----------
Net sales to other segments                    $   4,487     $   4,477    $   7,855     $   7,290
                                              ==========    ==========   ==========    ==========

Concrete Accessories                           $  10,155     $   7,471    $  14,739     $  11,835
Concrete Forming Systems                           4,590         5,780        6,083         4,135
Paving Products                                    2,711         2,355        2,664         2,634
Corporate                                         (1,609)       (1,650)      (3,070)       (3,238)
Intersegment Eliminations                         (2,579)       (2,632)      (4,053)       (3,992)
                                              ----------    ----------   ----------    ----------
Income from operations                         $  13,268     $ 11,324     $  16,363     $  11,374
                                              ==========    ==========   ==========    ==========

Concrete Accessories                           $   2,734     $   3,277    $   5,518     $   6,438
Concrete Forming Systems                           4,676         4,967        9,181         9,980
Paving Products                                      997           715        1,714         1,326
                                              ----------    ----------   ----------    ----------
Interest expense                               $   8,407     $   8,959    $  16,413     $  17,744
                                              ==========    ==========   ==========    ==========
Concrete Accessories                           $   7,311     $   4,200    $   9,079     $   5,393
Concrete Forming Systems                             (21)          813       (3,111)       (5,845)
Paving Products                                    1,714         1,640          955         1,308
Corporate                                         (1,609)       (1,650)      (3,070)       (3,238)
Intersegment Eliminations                         (2,579)       (2,632)      (4,053)       (3,992)
                                              ----------    ----------   ----------    ----------
Income (loss) before income taxes              $   4,816     $   2,371    $    (200)    $  (6,374)
                                              ==========    ==========   ==========    ==========

Concrete Accessories                           $   1,037     $   1,326    $   2,244     $   2,608
Concrete Forming Systems                           3,509         2,309        6,924         6,763
Paving Products                                      365           275          708           549
Corporate                                             73            53          128           115
                                              ----------    ----------   ----------    ----------
Depreciation                                   $   4,984     $   3,963    $  10,004     $  10,035
                                              ==========    ==========   ==========    ==========

Concrete Accessories                           $      23     $     862    $      83     $   1,688
Concrete Forming Systems                              10           148           10           210
Paving Products                                       45            44           58            93
                                              ----------    ----------   ----------    ----------
Amortization of goodwill and intangibles       $      78     $   1,054    $     151     $   1,991
                                              ==========    ==========   ==========    ==========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three and six fiscal months ended June 28, 2002 and June 29, 2001 is as follows:

                                                         Three Fiscal Months     Six Fiscal Months
                                                                Ended                  Ended
                                                        ---------------------   ---------------------
                                                         June 28,    June 29,    June 28,    June 29,
                                                           2002        2001        2002        2001
                                                        ----------  ---------   ----------  ---------
Concrete Accessories                                     $ 1,386     $ 1,460     $ 2,135     $ 2,481
Concrete Forming Systems                                     417         685       1,333       1,295
Paving Products                                              822         283       3,004         485
Corporate                                                     46         122          46         122
                                                        --------    --------    --------    --------
  Property, Plant and Equipment Additions                $ 2,671     $ 2,550     $ 6,518     $ 4,383
                                                        ========    ========    ========    ========

Concrete Accessories                                     $   166     $   483     $   426     $   812
Concrete Forming Systems                                   1,598       4,685       5,596       9,500
                                                        --------    --------    --------    --------
Rental Equipment Additions                               $ 1,764     $ 5,168     $ 6,022     $10,312
                                                        ========    ========    ========    ========

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of June 28, 2002 and December 31, 2001 is as follows:

                                                                   As of
                                                        ------------------------
                                                         June 28,    December 31,
                                                           2002        2001
                                                        ---------    -----------
Concrete Accessories                                     $191,720       $212,008
Concrete Forming Systems                                  134,230        135,302
Paving Products                                            41,843         24,858
Corporate and Unallocated                                  28,396         24,675
                                                        ---------     ----------
Total Assets                                             $396,189       $396,843
                                                        =========     ==========

(7) FACILITY CLOSING AND SEVERANCE EXPENSES

During the second quarter of 2002, the Company approved and began implementing plans to exit one of its distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $440, and was to encompass approximately eight employee terminations. The total estimated exit costs are comprised of approximately $190 related to employee involuntary termination benefits, approximately $220 related to lease termination costs, and approximately $30 related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $440 in the second quarter of 2002. Of the amounts accruable at the time of the plan's approval, approximately $334 is included in "Other Accrued Liabilities" in the accompanying June 28, 2002 consolidated balance sheet.

At the end of the second quarter of 2002, plans were also being developed to further reduce employee headcount throughout the Company. Since these plans were not yet fully developed, no facility closing and severance costs were reflected at the end of the second quarter of 2002, but these will be reflected in the third quarter results for 2002.

During 2001, the Company approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall Company headcount. As a result of the continued implementation of the plans, the Company has incurred $134 of facility closing and severance expense in 2002, which is related primarily to facility relocation activities. Of the amounts accruable at the time of the plans' approval, approximately $1,102 is included in "Other Accrued Liabilities" in the accompanying June 28, 2002 consolidated balance sheet.

Below is a summary of the amounts charged against the facility closing and severance reserves in 2002:

                                                      Six Fiscal
                                                     Months Ended
                                                     June 28, 2002
                                                    ---------------
Balance at December 31, 2001                            $2,900

Facility Closing and Severance Expense                     574

Items Charged Against Reserve:
   Involuntary Termination Costs                          (901)
   Lease Termination Costs                                (295)
   Other Post-Closing Costs                               (842)
                                                     -------------
Balance at June 28, 2002                                $1,436
                                                     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of June 28, 2002, we have three principal operating divisions, which are organized around the following product lines:

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

                                                                Three Fiscal Months    Six Fiscal Months
                                                                        Ended                Ended
                                                                 June 28,    June 29,    June 28,   June 29,
                                                                   2002        2001        2002       2001
                                                                ----------  ----------  ---------  ---------
Net sales                                                          100.0%     100.0%     100.0%     100.0%
Cost of sales                                                       65.6       62.7       65.9       64.8
                                                                ----------  ----------  ---------  ---------
Gross profit                                                        34.4       37.3       34.1       35.2
Selling, general and administrative expenses                        21.4       23.2       24.9       26.6
Facility closing and severance expenses                              0.4        3.0        0.3        1.7
Amortization of goodwill and intangibles                             0.1        0.9        0.1        1.0
                                                                ----------  ----------  ---------  ---------
Income from operations                                              12.5       10.2        8.8        5.9
Interest expense, net                                                7.9        8.1        8.8        9.1
Other expense, net                                                   0.1        -          0.1        0.1
                                                                ----------  ----------  ---------  ---------
Income (loss) before provision (benefit) for
  income taxes                                                       4.5        2.1       (0.1)      (3.3)
Provision (benefit) for income taxes                                 1.8        1.0        -         (1.6)
                                                                ----------  ----------  ---------  ---------
Net before cumulative effect of change in accounting
principle                                                            2.7        1.1       (0.1)      (1.7)

Cumulative effect of change in accounting principle                  -          -         (9.2)       -
                                                                ----------  ----------  ---------  ---------
Net loss                                                             2.7%       1.1%      (9.3)%     (1.7)%
                                                                ==========  ==========  =========  =========

COMPARISON OF THREE FISCAL MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001

NET SALES

Net sales decreased $4.6 million, or 4.1%, to $106.5 million in the second quarter of 2002 from $111.1 million in the second quarter of 2001. The following table summarizes net sales by segment:

                                                               Three Fiscal Months Ended
                                                -------------------------------------------------------
                                                      June 28, 2002              June 29, 2001
                                                --------------------------   --------------------------
                                                                     (In thousands)
                                                  Net Sales         %         Net Sales       %         % Change
                                                -------------   ---------   ------------   ---------  -----------
Concrete accessories                               $ 58,817        55.2%      $ 62,808        56.5%       (6.4)%
Concrete forming systems                             32,523        30.5         36,978        33.3       (12.0)
Paving products                                      19,653        18.5         15,755        14.2        24.7
Intersegment eliminations                            (4,487)       (4.2)        (4,477)       (4.0)        0.2
                                                -------------   ---------   ------------   ---------
Net sales                                          $106,506       100.0%      $111,064       100.0%       (4.1)%
                                                =============   =========   ============   =========

Net sales of concrete accessories decreased $4.0 million, or 6.4%, to $58.8 million in the second quarter of 2002 from $62.8 million in the second quarter of 2001. This was due to unfavorable volume and pricing as the concrete accessories markets were weaker in the second quarter of 2002 compared to 2001. This was partially offset by increased sales as a result of the BarLock acquisition, which contributed $1.4 million.

Net sales of concrete forming systems decreased 12.0% to $32.5 million for the second quarter of 2002 compared to $37.0 million in the second quarter of 2001. This was also due to unfavorable volume and pricing as the concrete forming systems markets were weaker in the second quarter of 2002 compared to 2001.

Net sales of paving products increased $3.9 million, or 24.7%, in the second quarter of 2002 compared to the second quarter of 2001. In the first quarter of 2002, state funding for highway construction projects was down as a result of the recession and continued delays in activity on some larger airport runway projects as a result of the September 11, 2001 terrorist attacks. During the second quarter of 2002, state funding was released for these projects, and accordingly the paving products division benefited from this increased volume.

GROSS PROFIT

Gross profit for the second quarter of 2002 was $36.6 million, a decrease of $4.9 million from $41.5 million in the second quarter of 2001. This was due to the unfavorable sales volume and pricing discussed previously, as well as $1.0 million of additional depreciation expense from the change in accounting estimate in 2002. These factors were offset partially by the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

Gross margin was 34.4% in the second quarter of 2002, decreasing from 37.3% in the same quarter of 2001. This was due to the unfavorable sales volume and unfavorable pricing, both of which are attributable to our markets being weaker in 2002 compared to 2001. Gross margins were also unfavorably impacted by a shift in the mix of products sold, as paving products have lower gross margins. These were offset partially by the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") decreased $3.0 million to $22.8 million in the second quarter of 2002, from $25.8 million in the second quarter of 2001, primarily due to the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans and the receipt of approximately $0.4 million, net of recovery expenses, from Royal Surplus Lines Insurance Co. to cover certain costs related to the EFCO litigation. These factors were offset partially by the increased SG&A expenses as a result of the BarLock acquisition.

During the second quarter of 2002, we approved and began implementing plans to exit one of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance is $0.4 million, and is to encompass approximately eight employee terminations. The total estimated exit costs are comprised of approximately $0.2 million related to employee involuntary termination benefits, and approximately $0.2 million related to lease termination costs and other post-closing maintenance costs. Accordingly, we recorded a facility closing and severance expense of approximately $0.4 million in the second quarter of 2002. Of the amounts accruable at the time of the plan's approval, approximately $0.3 million is included in "Other Accrued Liabilities" in the accompanying June 28, 2002 consolidated balance sheet.

At the end of the second quarter of 2002, plans were also being developed to further reduce employee headcount throughout the Company. Since these plans were not yet fully developed, no facility closing and severance costs were reflected at the end of the second quarter of 2002, but these will be reflected in the third quarter results for 2002.

During 2001, we approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall headcount. As a result of the continued implementation of the plans, we incurred $0.1 million of facility closing and severance expense in 2002, which is related primarily to facility relocation activities. Of the amounts accruable at the time of the plans' approval, approximately $1.1 million is included in "Other Accrued Liabilities" in the accompanying June 28, 2002 consolidated balance sheet.

Below is a summary of the amounts charged against the facility closing and severance reserves in 2002:

                                                  Three Fiscal
                                                  Months Ended
                                                  June 28, 2002
                                                  -------------
Balance at March 29, 2002                              $1.8

Facility Closing and Severance Expense                  0.5

Items Charged Against Reserve:
     Involuntary Termination Costs                     (0.4)
     Lease Termination Costs                           (0.1)
     Other Post-Closing Costs                          (0.4)
                                                  -------------
Balance at June 28, 2002                               $1.4
                                                  =============

Amortization of goodwill and intangibles decreased to $0.1 million in the second quarter of 2002 from $1.1 million in the second quarter of 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This statement precludes amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives. The adoption of the new accounting standard will result in a reduction in annual amortization expense of approximately $3.7 million. The amount of amortization expense recognized in the second quarter of 2001, which was not recognized in the second quarter of 2002 was approximately $1.0 million.

OTHER EXPENSES

Interest expense decreased to $8.4 million in the second quarter of 2002 from $9.0 million in the second quarter of 2001 due to lower interest rates in the second quarter of 2002 compared to 2001, offset partially by increased long-term debt resulting from the acquisition of BarLock in June 2001.

INCOME BEFORE INCOME TAXES

Income before income taxes in the second quarter of 2002 was $4.8 million as compared to $2.4 million in the second quarter of 2001 and was comprised of the following:

                                     Three Fiscal Months Ended
                                -------------------------------------
                                   June 28,                June 29,
                                     2002                    2001
                                ----------------    -----------------
Concrete accessories                 $7,311                $4,200
Concrete forming systems                (21)                  813
Paving products                       1,714                 1,640
Corporate                            (1,609)               (1,650)
Intersegment eliminations            (2,579)               (2,632)
                                ------------         -------------
Income before income taxes           $4,816                 $2,371
                                ============         =============

Concrete accessories' income before income taxes of $7.3 million in the second quarter of 2002 increased from $4.2 million in the second quarter of 2001. This was due to the benefit of the cost reduction initiatives implemented by management, the benefit provided from the acquisition of BarLock, the reduction in amortization expense with the adoption of SFAS No. 142, and lower interest expense as a result of lower interest rates. In addition, the facility closing and severance charge recorded in the second quarter of 2001 was $2.9 million compared to $0.4 million in the second quarter of 2002. These were offset partially by the decreased sales volume, unfavorable pricing and unfavorable mix in the existing business due to weaker markets in 2002 compared to 2001.

Concrete forming systems was virtually break-even in the second quarter of 2002 compared to income of $0.8 million in the second quarter of 2001. This was due to the decreased sales volume, unfavorable pricing and unfavorable mix, as well as $1.0 million of additional depreciation expense from the change in accounting estimate in 2002. These were offset partially by the benefit of the cost reduction initiatives implemented by management, and lower interest expense as a result of lower interest rates.

Income before income taxes from paving products increased to $1.7 million in the second quarter of 2002 from $1.6 million in the second quarter of 2001. This was due to the increased net sales volume in the second quarter of 2002, offset partially by increased interest expense as a result of average borrowings being higher in 2002. The increase in average borrowings was due primarily to an inventory build as a result of the first quarter 2002 delays in releasing state funding for highway construction projects and delays in activity on some larger airport runway projects, and increased spending on the construction of a new facility in Birmingham, AL.

Corporate expenses in the second quarter of 2002 decreased slightly from the second quarter of 2001 as a result of the cost reduction initiatives implemented by management.

Elimination of profit on intersegment sales was virtually flat between periods at $2.6 million.

NET INCOME

The effective tax rate decreased to 40.0% in the second quarter of 2002 from 47.5% in the second quarter of 2001. The reduction in the effective tax rate is due to the adoption of SFAS No. 142, which eliminated non-deductible goodwill amortization in the second quarter of 2002. Net income for the second quarter of 2002 was $2.9 million compared to $1.2 million in the second quarter of 2001 due to the factors described above.

COMPARISON OF SIX FISCAL MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001

NET SALES

Net sales decreased $9.4 million, or 4.8%, to $185.0 million in the first half of 2002 from $194.4 million in the first half of 2001. The following table summarizes net sales by segment:

                                               Six Fiscal Months Ended
                               --------------------------------------------------------
                                       June 28, 2002                June 29, 2001
                               ---------------------------  ---------------------------
                                 Net Sales         %           Net Sales          %       % Change
                               -------------  ------------  --------------  -----------  ------------
Concrete accessories              $106,141        57.4%        $112,455         57.8%        (5.6)%
Concrete forming systems            59,171        32.0           63,237         32.5         (6.4)
Paving products                     27,551        14.9           26,019         13.4          5.9
Intersegment eliminations           (7,855)       (4.3)          (7,290)        (3.7)         7.8
                               -------------  ------------  --------------  -----------
Net sales                         $185,008       100.0%        $194,421        100.0%        (4.8)%
                               =============  ============  ==============  ===========

Net sales of concrete accessories decreased $6.3 million, or 5.6%, to $106.1 million in the first half of 2002 from $112.4 million in the first half of 2001. This was due to unfavorable volume and pricing as the concrete accessories markets were weaker in the first half of 2002 compared to 2001. This was partially offset by increased sales as a result of the BarLock acquisition, which contributed $3.2 million.

Net sales of concrete forming systems decreased 6.4% to $59.2 million for the first half of 2002 compared to $63.2 million in the first half of 2001. This was also due to unfavorable volume and pricing as the concrete forming systems markets were weaker in the first half of 2002 compared to 2001.

Net sales of paving products increased $1.5 million, or 5.9%, in the first half of 2002 compared to the first half of 2001 due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21.

GROSS PROFIT

Gross profit for the first half of 2002 was $63.1 million, a decrease of $5.4 million from $68.5 million in the first half of 2001. This was due to the unfavorable sales volume and pricing discussed previously, offset partially by the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

Gross margin was 34.1% in the first half of 2002, decreasing from 35.2% last year. This was due to the unfavorable sales volume and unfavorable pricing, both of which are attributable to our markets being weaker in 2002 compared to 2001. Gross margins were also unfavorably impacted by a shift in the mix of products sold, as paving products have lower gross margins. These were offset partially by the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") decreased $5.8 million to $46.0 million in the first half of 2002, from $51.8 million in the first half of 2001, primarily due to the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans and the receipt of approximately $0.4 million, net of recovery expenses, from Royal Surplus Lines Insurance Co. to cover certain costs related to the EFCO litigation. These factors were offset partially by the increased SG&A expenses as a result of the BarLock acquisition.

During the second quarter of 2002, we approved and began implementing plans to exit one of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance is $0.4 million, and is to encompass approximately eight employee terminations. The total estimated exit costs are comprised of approximately $0.2 million related to employee involuntary termination benefits, and approximately $0.2 million related to lease termination costs and other post-closing maintenance costs. Accordingly, we recorded a facility closing and severance expense of approximately $0.4 million in the first half of 2002. Of the amounts accruable at the time of the plan's approval, approximately $0.3 million is included in "Other Accrued Liabilities" in the accompanying June 28, 2002 consolidated balance sheet.

At the end of the second quarter of 2002, plans were also being developed to further reduce employee headcount throughout the Company. Since these plans were not yet fully developed, no facility closing and severance costs were reflected at the end of the second quarter of 2002, but these will be reflected in the third quarter results for 2002.

During 2001, we approved and began implementing plans to exit certain manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closures and severance was $4.7 million, and was to encompass approximately 200 employee terminations. Of this amount, approximately $3.3 million was expensed during the second quarter of 2001. The total estimated exit costs were comprised of approximately $1.7 million related to employee involuntary termination benefits, approximately $0.7 million related to lease termination costs, approximately $1.0 million related to relocation activities and approximately $1.2 million related to other post-closing maintenance costs. As a result of the continued implementation of the plans, we incurred approximately $0.2 million of facility closing and severance expense in 2002, which is related primarily to facility relocation activities. Of the amounts accruable at the time of the plans' approval, approximately $1.1 million is included in "Other Accrued Liabilities" in the accompanying June 28, 2002 consolidated balance sheet.

Below is a summary of the amounts charged against the facility closing and severance reserves in 2002:

                                                            Six Fiscal
                                                            Months Ended
                                                            June 28, 2002
                                                            ---------------
Balance at December 31, 2001                                      $2.9

Facility Closing and Severance Expense                             0.6

Items Charged Against Reserve:
     Involuntary Termination Costs                                (0.9)
     Lease Termination Costs                                      (0.3)
     Other Post-Closing Costs                                     (0.9)
                                                            ---------------
Balance at June 28, 2002                                          $1.4
                                                            ===============

Amortization of goodwill and intangibles decreased to $0.2 million in the first half of 2002 from $2.0 million in the first half of 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This statement precludes amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives. The adoption of the new accounting standard will result in a reduction in annual amortization expense of approximately $3.7 million. The amount of amortization expense recognized in the first half of 2001, which was not recognized in the first half of 2002 was approximately $1.8 million.

OTHER EXPENSES

Interest expense decreased to $16.4 million in the first half of 2002 from $17.7 million in the first half of 2001 due to lower interest rates in the first half of 2002 compared to 2001, offset partially by increased long-term debt resulting from the acquisition of BarLock in June 2001.

LOSS BEFORE INCOME TAXES

Loss before income taxes in the first half of 2002 was $0.2 million as compared to a loss of $6.4 million in the first half of 2001 and was comprised of the following:

                                            Six Fiscal Months Ended
                                       ---------------------------------
                                          June 28,             June 29,
                                            2002                 2001
                                       ----------------  ---------------
Concrete accessories                     $ 9,079               $ 5,393
Concrete forming systems                  (3,111)               (5,845)
Paving products                              955                 1,308
Corporate                                 (3,070)               (3,238)
Intersegment eliminations                 (4,053)               (3,992)
                                       ----------------  ---------------
Income before income taxes               $  (200)              $(6,374)
                                       ================  ===============

Concrete accessories' income before income taxes of $9.1 million in the first half of 2002 increased from $5.4 million in the first half of 2001. This was due to the benefit of the cost reduction initiatives implemented by management, the benefit provided from the acquisition of BarLock, the reduction in amortization expense with the adoption of SFAS No. 142, and lower interest expense as a result of lower interest rates. In addition, the facility closing and severance charge recorded in the first half of 2001 was $2.9 million compared to $0.4 million in the first half of 2002. These were offset partially by the decreased sales volume, unfavorable pricing and unfavorable mix in the existing business due to weaker markets in 2002 compared to 2001.

Concrete forming systems' loss before income taxes was $3.1 million in the first half of 2002 compared to a loss of $5.8 million in the first half of 2001. This was due to the benefit of the cost reduction initiatives implemented by management and lower interest expense as a result of lower interest rates. These were offset partially by the decreased sales volume, unfavorable pricing and unfavorable mix in the existing business due to weaker markets in 2002 compared to 2001.

Income before income taxes from paving products decreased to $1.0 million in the first half of 2002 from $1.3 million in the first half of 2001. This was due primarily to an unfavorable mix of product sales, as well as higher interest expense as a result of higher average borrowings in 2002. The increase in average borrowings was due primarily to an inventory build as a result of the first quarter 2002 delays in releasing state funding for highway construction projects and delays in activity on some larger airport runway projects, and increased spending on the construction of a new manufacturing facility in Birmingham, AL. These were partially offset by the benefit of increased net sales volume in the first half of 2002.

Corporate expenses decreased to $3.1 million in the first half of 2002 from $3.2 million in the first half of 2001 as a result of the cost reduction initiatives implemented by management.

Elimination of profit on intersegment sales was $4.1 million in the first half of 2002 compared to $4.0 million in the first half of 2001.

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The effective tax rate decreased to 40.0% in the first half of 2002 from 47.5% in the first half of 2001. The reduction in the effective tax rate is due to the adoption of SFAS No. 142, which eliminated non-deductible goodwill amortization in the first half of 2002. Net loss before cumulative effect of change in accounting principle for the first half of 2002 was $0.1 million compared to a loss of $3.3 million in the first half of 2001 due to the factors described above.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in the first half of 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                     Six Fiscal Months Ended
                                                    -------------------------
                                                      June 28,      June 29,
                                                        2002          2001
                                                    -----------  ------------
Net loss before cumulative effect of change in
   accounting principle, as reported                   $(120)      $(3,346)
Amortization of goodwill, net of tax benefit              -          1,688
                                                    -----------  ----------
Net loss before cumulative effect of change in
    accounting principle, as adjusted                  $(120)      $(1,658)
                                                    ===========  ============

NET LOSS

The net loss for the first half of 2002 was $17.3 million compared to a loss of $3.3 million in the first half of 2001 due to the factors described above.

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

Net cash used in operating activities in the first half of 2002 was $25.5 million and was comprised of the following:

Net loss $ (17.3) Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                        10.0
  Amortization of goodwill and intangibles                                             0.2
  Cumulative effect of change in accounting principle                                 17.1
  Deferred income taxes                                                                0.2
  Amortization of deferred financing costs and debt discount                           1.2
  Gain on sales of rental equipment and property, plant and equipment                 (8.0)
 Changes in assets and liabilities, net of effects of acquisitions:
  Accounts receivable                                                                (18.7)
  Inventories                                                                         (7.5)
  Accounts payable                                                                     5.0
  Accrued liabilities and other long-term liabilities                                (10.2)
  Other, net                                                                           2.5
                                                                                  --------
     Net cash used in operating activities                                         $ (25.5)
                                                                                  ========

Our investing activities consisted of net proceeds from the sales of fixed assets and rental equipment of $0.8 million in the first half of 2002, compared to net capital expenditures of $6.8 million in the first half of 2001.

As of June 28, 2002, we had long-term debt of $316.6 million, comprised of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $159.2 million, (b) $156.2 million outstanding of a $202.0 million credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the tranche A facility and a $98.5 million term loan under the tranche B facility, (c) $1.1 million of debentures previously held by the Dayton Superior Capital Trust, and
(d) a $0.1 million note to the City of Parsons, Kansas.

At June 28, 2002, we had outstanding letters of credit of $6.3 million, and we had available borrowings of $15.8 million under our revolving credit facility. Approximately $9.3 million of the $30.0 million acquisition facility, $21.1 million of the $23.5 million tranche A facility, and $98.0 million of the $98.5 million tranche B facility were outstanding.

Our net borrowings for the first six months of 2002 were $24.3 million, which was primarily due to the seasonal build in working capital.

At June 28, 2002, working capital was $83.5 million, compared to $56.9 million at December 31, 2001. The increase in working capital is attributable to normal seasonal working capital growth.

For the first half of 2002, our average cash gap days were 73, which is five days unfavorable from the 68 days reported in the first half of 2001. This is primarily due to increased inventory in the paving products segment because of the early 2002 delays in activity on some highway construction and airport runway projects. We expect this paving inventory to return to 2001 levels by year-end 2002.

We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions. As previously discussed in the "Results of Operations," we have experienced weakness in demand for some of our products as a result of general economic conditions. If economic conditions do not improve in the second half of 2002, we may elect to seek approval from the lenders under our credit facility to modify the financial ratios applicable to future periods.

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

INFLATION

We do not believe inflation had a significant impact on our operations over the past two years. In the past, we have been able to pass along all or a portion of the effect of increases in the price of steel, our principal raw material. There can be no assurance we will be able to continue to pass on the cost of such increases in the future. The United States has recently imposed tariffs on certain steel imported into the United States, which may have the effect of increasing steel prices. At this point, we are unable to determine the impact that these tariffs will have on our results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 28, 2002, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $159.2 million, a $202.0 million credit facility, of which $156.2 million was outstanding, and $1.2 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes approximates the face value.

Our credit facility has several interest rate options, which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $156.2 million face value. The interest rates at June 28, 2002 range from 4.7% to 5.2%.

Other long-term debt consists of a.) $1.1 million of debentures previously held by the Dayton Superior Capital Trust, with a fair value of $1.8 million and b.) a $0.1 million, 7.0% loan due in installments of $32 thousand per year with an estimated fair value of $0.1 million.

In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel bar and rod and steel flat plate) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not use financial instruments to manage our exposure to changes in commodity prices.

PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As described in Dayton Superior's Annual Report on Form 10-K for the year ended December 31, 2001, Dayton Superior's Symons Corporation subsidiary is a defendant in a declaratory judgment action filed in the California Superior Court in San Francisco by Royal Surplus Lines Insurance Co., Symons' primary insurance carrier, and Symons' excess insurance carriers. The insurance carriers are seeking a declaration that Symons is not entitled to insurance coverage under their policies for the claims made by Symons to recover certain defense costs and damages paid by Symons in 1999 in a civil action brought by EFCO Corp. The excess insurance carriers have not asserted claims that would entitle them to the award of damages against Symons.

In June 2002, Symons settled its claims against Royal. In addition to the $0.2 million partial payment that Royal had paid to Symons in 1999 in the defense of the underlying EFCO case, Royal paid an additional approximately $1.9 million ($1.1 million net of recovery costs) to Symons in the fourth quarter of 2001, after deducting the self-insured retention required under the insurance policy. In June of 2002, Royal paid an additional approximately $0.8 million ($0.4 million net of recovery costs) to Symons in final settlement of its defense and indemnity obligations under its primary insurance policies. Under the terms of the final settlement, Royal gave up its right to reclaim any amounts it has paid to Symons. Symons is proceeding against the excess insurance carriers in this lawsuit to recover certain amounts it paid in the EFCO case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended June 28, 2002, we filed the following Current Reports on Form 8-K:

    Current Report on Form 8-K dated June 10, 2002, reporting under Item 4 (Changes in Registrant's Certifying Accountant) the dismissal of Arthur Andersen LLP as our independent accountants and the engagement of Deloitte & Touche LLP as our independent accountants for the year ending December 31, 2002.

    Current Report on Form 8-K dated June 21, 2002, reporting under Item 5 (Other Events) announcing the naming of Stephen R. Morrey as chief executive officer, effective July 15, 2002.

       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAYTON SUPERIOR CORPORATION

         DATE: August 9, 2002               BY:  /s/  Alan F. McIlroy
               --------------                         -----------------------

                                                  Alan F. McIlroy
                                                     Vice President and
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.       Description
-----------       -----------

(10) Material Contracts

         10.1 Form of Amended and Restated Stock Option Agreement entered into between Dayton Superior Corporation and certain of its executive officers

         10.2 Employment Agreement dated and effective June 12, 2002 by and between Dayton Superior Corporation and Stephen R. Morrey

(99)  Additional Exhibits

         99.1 Sarbanes-Oxley certification of President and Chief Executive Officer.

         99.2 Sarbanes-Oxley certification of Vice President and Chief Financial Officer.