Form 10-Q
period 2002-09-27
DAYTON SUPERIOR CORP
filed 2002-11-12
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
 SEPTEMBER 27, 2002                                              1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OHIO                                                31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                             45459
--------------------------------------                    ----------------------
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

4,008,160 Common Shares were outstanding as of November 8, 2002

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                 As of September 27, 2002 and December 31, 2001
                             (Amounts in thousands)

                                                                            (Unaudited)
                                                                            September 27,   December 31,
                                                                                2002            2001
                                                                              ---------       ---------
                                       ASSETS
Current assets:
   Cash                                                                       $   4,134       $   4,989
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $5,569 and $7,423                           73,758          51,628
   Inventories, net (Note 3)                                                     53,833          47,900
   Prepaid expenses and other current assets                                      4,588           9,637
   Prepaid income taxes                                                             110           1,225
   Future income tax benefits                                                     7,314           7,962
                                                                              ---------       ---------
       Total current assets                                                     143,737         123,341
                                                                              ---------       ---------

Rental equipment, net (Note 3)                                                   63,841          71,323
                                                                              ---------       ---------

Property, plant and equipment                                                   101,523         100,052
   Less accumulated depreciation                                                (40,973)        (39,931)
                                                                              ---------       ---------
       Net property, plant and equipment                                         60,550          60,121
                                                                              ---------       ---------

Goodwill and intangible assets, net of accumulated amortization (Note 3)        116,645         136,626
Other assets                                                                      3,852           5,432
                                                                              ---------       ---------
                  Total assets                                                $ 388,625       $ 396,843
                                                                              =========       =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 4)                              $   5,878       $   5,001
   Accounts payable                                                              27,849          27,340
   Accrued compensation                                                          15,833          19,935
   Other accrued liabilities                                                     15,665          14,122
                                                                              ---------       ---------
       Total current liabilities                                                 65,225          66,398

Long-term debt, net (Note 4)                                                    300,249         286,945
Deferred income taxes                                                             9,933          13,365
Other long-term liabilities                                                      10,956          13,414
                                                                              ---------       ---------
       Total liabilities                                                        386,363         380,122
                                                                              ---------       ---------

Shareholders' equity:
  Common shares                                                                 102,130         102,044
  Loans to shareholders                                                          (2,781)         (3,030)
  Treasury shares, at cost, 33,697 and 29,288 shares in 2002 and 2001,
       respectively                                                              (1,184)           (979)

  Cumulative other comprehensive loss                                              (505)           (589)
  Accumulated deficit                                                           (95,398)        (80,725)
                                                                              ---------       ---------
       Total shareholders' equity                                                 2,262          16,721
                                                                              ---------       ---------
       Total liabilities and shareholders' equity                             $ 388,625       $ 396,843
                                                                              =========       =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
        For The Three and Nine Fiscal Months Ended September 27, 2002 and
                               September 28, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                              Three Fiscal Months Ended     Nine Fiscal Months Ended
                                                             ----------------------------  ----------------------------
                                                             September 27,  September 28,  September 27,  September 28,
                                                                 2002           2001           2002            2001
                                                             -------------  -------------  -------------  -------------
Net sales                                                     $ 105,285      $ 109,326      $ 290,293       $ 303,747

Cost of sales                                                    68,662         69,969        190,566         196,933
                                                              ---------      ---------      ---------       ---------
   Gross profit                                                  36,623         39,357         99,727         106,814

Selling, general and administrative expenses                     21,349         23,026         67,365          73,798

Facility closing and severance expenses (Note 7)                  2,285          1,338          2,859           4,658

Amortization of goodwill and intangibles                            150            985            301           2,976
                                                              ---------      ---------      ---------       ---------
   Income from operations                                        12,839         14,008         29,202          25,382

Other expenses
   Interest expense                                               8,468          8,947         24,881          26,691
   Other expense, net                                                59             89            209              93
                                                              ---------      ---------      ---------       ---------
   Income (loss) before provision (benefit) for
     income taxes                                                 4,312          4,972          4,112          (1,402)

Provision (benefit) for income taxes                              1,725          2,972          1,645             (56)
                                                              ---------      ---------      ---------       ---------
Net income (loss) before cumulative effect of change in
  accounting principle                                            2,587          2,000          2,467          (1,346)


Cumulative effect of change in accounting principle, net
   of income tax benefit of $2,754 (Note 3)                           -              -        (17,140)              -
                                                              ---------      ---------      ---------       ---------
   Net income (loss)                                          $   2,587      $   2,000      $ (14,673)      $  (1,346)
                                                              =========      =========      =========       =========




          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
   For The Nine Fiscal Months Ended September 27, 2002 and September 28, 2001
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                    September 27,  September 28,
                                                                                        2002             2001
                                                                                      --------       --------
Cash Flows From Operating Activities:
   Net loss                                                                           $(14,673)      $ (1,346)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                       15,089         14,622
     Amortization of goodwill and intangibles                                              301          2,976
     Cumulative effect of change in accounting principle (Note 3)                       17,140              -
     Deferred income taxes                                                                 (30)        (1,661)
     Amortization of deferred financing costs and debt discount                          1,721          1,675
       Gain on sales of rental equipment and property, plant and equipment             (14,284)        (7,404)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                              (22,130)       (16,135)
      Inventories                                                                       (5,933)        (3,373)
      Accounts payable                                                                     509          8,268
      Accrued liabilities and other long-term liabilities                               (5,656)         4,181
      Prepaid expenses and other assets                                                  6,997          2,928
                                                                                      --------       --------
           Net cash provided by (used in) operating activities                         (20,949)         4,731
                                                                                      --------       --------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                              (8,390)        (6,958)
   Proceeds from sales of property, plant and equipment                                  1,999              -
   Rental equipment additions                                                           (8,605)       (18,670)
   Proceeds from sales of rental equipment                                              20,838         12,112
   Acquisitions (Note 2)                                                                     -        (40,707)
                                                                                      --------       --------
           Net cash provided by (used in) investing activities                           5,842        (54,223)
                                                                                      --------       --------

Cash Flows From Financing Activities:
   Repayments of long-term debt                                                         (2,959)       (27,949)
   Issuance of long-term debt                                                           14,737         78,250
   Proceeds from sale/leaseback transaction                                              2,258              -
   Purchase of treasury shares                                                            (205)          (998)
   Repayment of loans to shareholders                                                      249              -
   Issuance of common shares, net of issuance costs                                         86          5,501
   Financing costs incurred                                                                  -           (791)
                                                                                      --------       --------
           Net cash provided by financing activities                                    14,166         54,013
                                                                                      --------       --------

Effect of Exchange Rate Changes on Cash                                                     86           (160)
                                                                                      --------       --------

           Net increase (decrease) in cash                                                (855)         4,361

Cash, beginning of period                                                                4,989          1,782
Cash, end of period                                                                   $  4,134       $  6,143
                                                                                      ========       ========
Supplemental Disclosures:
   Cash paid (refunded) for income taxes, net                                         $    432       $ (1,344)
   Cash paid for interest                                                               17,914         20,176
   Issuance of common shares in conjunction with acquisition                                 -          2,842
   Issuance of common shares and loans to shareholders                                       -            998
   Property, plant and equipment additions on capital lease                              1,740              -








        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
        Condensed Consolidated Statements of Comprehensive Income (Loss)
        For The Three and Nine Fiscal Months Ended September 27, 2002 and
                               September 28, 2001
                             (Amounts in thousands)
                                   (Unaudited)



                                                       Three Fiscal Months Ended             Nine Fiscal Months Ended
                                                    --------------------------------      --------------------------------
                                                    September 27,      September 28,      September 27,      September 28,
                                                        2002               2001               2002               2001
                                                    -------------      -------------      -------------      -------------

Net income (loss)                                     $  2,587           $  2,000           $(14,673)          $ (1,346)
Other comprehensive income (loss):
     Foreign currency translation adjustment               (91)              (169)                84               (229)
                                                      --------           --------           --------           --------

Comprehensive income (loss)                           $  2,496           $  1,831           $(14,589)          $ (1,575)
                                                      ========           ========           ========           ========




























        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by management of Dayton Superior Corporation (the "Company"), without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 2001. The interim results may not be indicative of future periods.


(2) ACQUISITIONS

    (a) ANCONCCL INC. --On June 19, 2001, the Company acquired the stock of AnconCCL Inc., dba BarLock ("BarLock"), for approximately $9,900 in cash, including acquisition costs. The payment was funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

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

     (b) AZTEC CONCRETE ACCESSORIES, INC. --On January 4, 2001, the Company acquired the stock of Aztec Concrete Accessories, Inc. ("Aztec") for approximately $32,800, including acquisition costs. The payment of the purchase price consisted of cash of approximately $29,900 and 105,263 common shares valued at approximately $2,900. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey Investment Partners Fund, LP ("Odyssey"), and an increase of approximately $24,800 to the credit facility. The business is being operated as part of the Company's concrete accessories business.

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

     (b) INVENTORIES --The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of September 27, 2002, and December 31, 2001:

                                              September 27,       December 31,
                                                  2002                2001
                                                --------           --------

          Raw materials                         $ 11,704           $ 11,581
          Work in progress                         3,460              3,624
          Finished goods                          40,305             34,639
                                                --------           --------
                                                  55,469             49,844
          Net realizable value reserve            (1,636)            (1,944)
                                                --------           --------
                                                $ 53,833           $ 47,900
                                                ========           ========

     (c) RENTAL EQUIPMENT--Rental equipment is manufactured or purchased by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of September 27, 2002 and December 31, 2001 are net of accumulated depreciation of $23,917 and $20,002, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                                  Three Fiscal Months Ended         Nine Fiscal Months Ended
                                -----------------------------     -----------------------------
                                September 27,   September 28,     September 27,    September 28,
                                    2002             2001            2002                2001
                                -------------   -------------     -------------   -------------
          Rental revenue           $10,573          $14,966          $32,089          $40,239
          Cost of sales              3,415            3,070           10,113           10,054
                                   -------          -------          -------          -------
             Gross profit          $ 7,158          $11,896          $21,976          $30,185
                                   =======          =======          =======          =======


         Effective January 1, 2002, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the useful life of certain items within the rental fleet was shorter than the fifteen-year life previously assigned. The study showed that a three-year life was more appropriate based upon the nature of these products. These products include smaller hardware and accessories that accompany steel forms and the recently introduced European forming systems. As a result of the change, the Company recorded incremental depreciation of approximately $1,000 in the three months ended September 27, 2002 and approximately $3,100 in the first nine months of 2002, which is reflected in cost of goods sold in the accompanying September 27, 2002 consolidated statement of operations.

         Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of the plywood surface of certain products within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing these renovation related expenditures. Simultaneously, the useful lives of the plywood surface was reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change, the Company recorded incremental depreciation of approximately $2,300 in the nine months ended September 28, 2001, which is reflected in cost of goods sold in the accompanying September 28, 2001 consolidated statement of operations.

    (d) NEW ACCOUNTING PRONOUNCEMENTS--In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet assessed the impact of the adoption of this standard on its consolidated financial position, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

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

         The following is a reconciliation from reported net income/(loss) to net income/(loss) adjusted for the amortization of goodwill:

                                                                 Three Fiscal Months                 Nine Fiscal Months
                                                                         Ended                              Ended
                                                             -----------------------------      ------------------------------
                                                             September 27,   September 28,      September 27,   September 28,
                                                                  2002            2001              2002            2001
                                                             --------------  -------------      --------------  --------------

          Net income (loss) before cumulative effect
            of change in accounting principle, as
            reported                                            $ 2,587          $ 2,000          $ 2,467          $(1,346)

          Amortization of goodwill, net of tax benefit                -              843                -            2,531
                                                                -------          -------          -------          -------
          Net income before cumulative effect of
            change in accounting principle, as
            adjusted                                            $ 2,587          $ 2,843          $ 2,467          $ 1,185
                                                                =======          =======          =======          =======

     (e) Reclassifications--Certain reclassifications have been made to the 2001 amounts to conform to their 2002 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of September 27, 2002 and December 31, 2001:


                                                                                September 27,        December 31,
                                                                                     2002                2001
                                                                                -------------        ------------

Revolving credit facility, weighted average interest rate of 5.0%                 $  16,650           $   2,000
Acquisition credit facility, weighted average interest rate of 4.7%                   9,250               9,250
Term Loan Tranche A, weighted average interest rate of 4.7%                          20,221              22,161
Term Loan Tranche B, weighted average interest rate of 5.2%                          97,761              98,500
Senior Subordinated Notes, interest rate of 13.0%                                   170,000             170,000
Debt discount on Senior Subordinated Notes                                          (10,634)            (11,297)
Debentures previously held by Dayton Superior Capital Trust,
     interest rate of 9.1%, due on demand                                             1,122               1,214
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%
                                                                                         95                 118
Capital lease obligation                                                              1,662                   -
                                                                                  ---------           ---------
Total long-term debt                                                                306,127             291,946
Less current maturities                                                              (5,878)             (5,001)
                                                                                  ---------           ---------
Long-term portion                                                                 $ 300,249           $ 286,945
                                                                                  =========           =========

As of September 27, 2002, the Company's credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans three years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

The credit facility provides that the Company will repay (i) the tranche A facility in quarterly installments commencing March 2002, (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility, in equal quarterly installments commencing in June 2004. The credit facility has several interest rate options, which reprice on a short-term basis.

At September 27, 2002, the Company had outstanding letters of credit of approximately $6,300, and the Company had available borrowings of approximately $27,000 under its revolving credit facility.

The average borrowings, maximum borrowings, and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

                                             Three Fiscal Months Ended         Nine Fiscal Months Ended
                                          ------------------------------    -------------------------------
                                          September 27,    September 28,    September 27,     September 28,
                                             2002              2001              2002              2001
                                          -------------    -------------    -------------     -------------

Revolving Credit Facility:
    Average borrowing                       $22,258           $ 7,529           $17,081           $11,413
    Maximum borrowing                        27,925            12,425            29,275            26,425
    Weighted average interest rate              5.8%              7.8%              6.2%              8.1%

The credit facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined, and limit its capital expenditures. The Company was in compliance with its loan covenants as of September 27, 2002.

On October 23, 2002, the Company obtained an amendment to the senior credit facility to relax certain financial ratios that the Company was required to maintain. The adjustments will affect the next eight fiscal quarters, beginning with the quarter ended December 31, 2002.

The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have guaranteed the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors of the Notes and do not have any credit arrangements senior to the Notes. Following are the supplemental consolidating condensed balance sheets as of September 27, 2002 and December 31, 2001, as well as the supplemental consolidating condensed statements of operations for the three and nine fiscal months ended September 27, 2002 and September 28, 2001 and cash flows for the nine fiscal months ended September 27, 2002 and September 28, 2001.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                            As of September 27, 2002


                                                 Dayton
                                                 Superior        Guarantor      Non Guarantor
                                                Corporation     Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                -----------     ------------     ------------     ------------     ------------
ASSETS
Cash                                             $   4,042       $    (670)       $     762        $       -        $   4,134
Accounts receivable, net                            38,160          33,590            2,008                -           73,758
Inventories                                         25,346          27,640              847                -           53,833
Intercompany                                        59,779         (59,619)            (160)               -                -
Other current assets                                 6,274           5,588              150                -           12,012
                                                 ---------       ---------        ---------        ---------        ---------
    TOTAL CURRENT ASSETS                           133,601           6,529            3,607                -          143,737
Rental, net                                          5,847          57,953               41                -           63,841
Property, plant and equipment, net                  25,622          34,756              172                -           60,550
Investment in subsidiaries                         123,041               -                -         (123,041)               -
Other assets                                        55,053          65,444                -                -          120,497
                                                 ---------       ---------        ---------        ---------        ---------
    TOTAL ASSETS                                 $ 343,164       $ 164,682        $   3,820        $(123,041)       $ 388,625
                                                 =========       =========        =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt             $   5,878       $       -        $       -        $       -        $   5,878
Accounts payable                                    13,209          14,216              424                -           27,849
Accrued liabilities                                 21,127          10,130              241                -           31,498
                                                 ---------       ---------        ---------        ---------        ---------
    TOTAL CURRENT LIABILITIES                       40,214          24,346              665                -           65,225
Long-term debt, net                                300,249               -                -                -          300,249
Other long-term liabilities                          2,083          18,619              187                -           20,889
Total shareholders' equity                             618         121,717            2,968         (123,041)           2,262
                                                 ---------       ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 343,164       $ 164,682        $   3,820        $(123,041)       $ 388,625
                                                 =========       =========        =========        =========        =========

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2001

                                                  Dayton
                                                 Superior        Guarantor       Non Guarantor
                                                Corporation     Subsidiaries      Subsidiaries    Eliminations      Consolidated
                                                -----------     ------------      ------------    ------------      ------------
ASSETS
Cash                                             $   2,714        $     832        $   1,443        $       -        $   4,989
Accounts receivable, net                            20,014           30,516            1,098                -           51,628
Inventories                                         23,030           23,925              945                -           47,900
Intercompany                                        58,692          (58,584)            (108)               -                -
Other current assets                                 9,046            9,594              184                -           18,824
                                                 ---------        ---------        ---------        ---------        ---------
    TOTAL CURRENT ASSETS                           113,496            6,283            3,562                -          123,341

Rental equipment, net                                6,256           65,009               58                -           71,323
Property, plant and equipment, net                  23,708           36,222              191                -           60,121
Investment in subsidiaries                         122,864                -                -         (122,864)               -
Other assets                                        55,899           86,159                -                -          142,058
                                                 ---------        ---------        ---------        ---------        ---------
    TOTAL ASSETS                                 $ 322,223        $ 193,673        $   3,811        $(122,864)       $ 396,843
                                                 =========        =========        =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt             $   5,001        $       -        $       -        $       -        $   5,001
Accounts payable                                    12,579           14,548              213                -           27,340
Accrued liabilities                                 20,004           13,742              311                -           34,057
                                                 ---------        ---------        ---------        ---------        ---------
    TOTAL CURRENT LIABILITIES                       37,584           28,290              524                -           66,398
Long-term debt, net                                286,945                -                -                -          286,945
Other long-term liabilities                          4,461           22,132              186                -           26,779
Total shareholders' equity (deficit)                (6,767)         143,251            3,101         (122,864)          16,721
                                                 ---------        ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                    $ 322,223        $ 193,673        $   3,811        $(122,864)       $ 396,843
                                                 =========        =========        =========        =========        =========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                  Three Fiscal Months Ended September 27, 2002

                                                   Dayton
                                                  Superior        Guarantor   Non Guarantor
                                                Corporation     Subsidiaries   Subsidiaries   Consolidated
                                                -----------     ------------   ------------   ------------
Net sales                                         $ 56,602        $ 47,075       $  1,608       $105,285
Cost of sales                                       34,523          33,314            825         68,662
                                                  --------        --------       --------       --------
   Gross profit                                     22,079          13,761            783         36,623
Selling, general and administrative
   expenses                                          8,781          12,159            409         21,349
Facility closing and severance expenses              1,644             641              -          2,285
Amortization of goodwill and intangibles                56              94              -            150
Management fees                                        (75)              -             75              -
                                                  --------        --------       --------       --------
   Income from operations                           11,673             867            299         12,839
Other expenses
   Interest expense                                  8,240             228              -          8,468
   Other expense (income), net                         (72)            107             24             59
                                                  --------        --------       --------       --------
   Income before provision for income taxes          3,505             532            275          4,312
Provision for income taxes                           1,402             213            110          1,725
                                                  --------        --------       --------       --------
Net income                                        $  2,103        $    319       $    165       $  2,587
                                                  ========        ========       ========       ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                  Three Fiscal Months Ended September 28, 2001

                                                  Dayton
                                                 Superior        Guarantor     Non Guarantor
                                                Corporation     Subsidiaries    Subsidiaries    Consolidated
                                                -----------     ------------    ------------    ------------

Net sales                                         $ 52,232        $ 54,435        $  2,659        $109,326
Cost of sales                                       34,846          33,442           1,681          69,969
                                                  --------        --------        --------        --------
   Gross profit                                     17,386          20,993             978          39,357
Selling,  general and administrative
   expenses                                          9,024          13,617             385          23,026
Facility closing and severance expenses                110           1,228               -           1,338
Amortization of goodwill and intangibles               574             411               -             985
Management fees                                        (75)              -              75               -
                                                  --------        --------        --------        --------
   Income from operations                            7,753           5,737             518          14,008
Other expenses
   Interest expense                                  8,838             109               -           8,947
   Other expense, net                                    -              89               -              89
                                                  --------        --------        --------        --------
   Income (loss) before provision (benefit)
     for income taxes                               (1,085)          5,539             518           4,972
Provision (benefit) for income taxes                 3,647            (436)           (239)          2,972
                                                  --------        --------        --------        --------
Net income (loss)                                 $ (4,732)       $  5,975        $    757        $  2,000
                                                  ========        ========        ========        ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                   Nine Fiscal Months Ended September 27, 2002

                                                     Dayton
                                                    Superior         Guarantor     Non Guarantor
                                                   Corporation      Subsidiaries    Subsidiaries    Consolidated
                                                   -----------      ------------    ------------    ------------

Net sales                                           $ 134,752        $ 151,259        $   4,282       $ 290,293
Cost of sales                                          81,912          106,440            2,214         190,566
                                                    ---------        ---------        ---------       ---------
   Gross profit                                        52,840           44,819            2,068          99,727
Selling, general and administrative
   expenses                                            29,130           37,060            1,175          67,365
Facility closing and severance expenses                 2,129              730                -           2,859
Amortization of goodwill and intangibles                  197              104                -             301
Management fees                                          (225)               -              225               -
                                                    ---------        ---------        ---------       ---------
   Income from operations                              21,609            6,925              668          29,202
Other expenses
   Interest expense                                    24,327              554                -          24,881
   Other expense, net                                      37              119               53             209
   Income (loss) before provision (benefit)
     for income taxes                                  (2,755)           6,252              615           4,112
Provision (benefit) for income taxes                   (1,102)           2,501              246           1,645
                                                    ---------        ---------        ---------       ---------
Net income (loss) before cumulative effect of
   change in accounting principle                      (1,653)           3,751              369           2,467
Cumulative effect of change in accounting
   principle, net of income tax benefit  of
   $2,754                                                   -          (17,140)               -         (17,140)
                                                    ---------        ---------        ---------       ---------
Net income (loss)                                   $  (1,653)       $ (13,389)       $     369       $ (14,673)
                                                    =========        =========        =========       =========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                   Nine Fiscal Months Ended September 28, 2001

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation     Subsidiaries     Subsidiaries    Consolidated
                                                 -----------     ------------     ------------    ------------
Net sales                                         $ 145,715        $ 150,923       $   7,109       $ 303,747
Cost of sales                                        96,685           95,745           4,503         196,933
                                                  ---------        ---------       ---------       ---------
   Gross profit                                      49,030           55,178           2,606         106,814
Selling, general and administrative
   expenses                                          29,039           43,494           1,265          73,798
Facility closing and severance expenses               2,045            2,613               -           4,658
Amortization of goodwill and intangibles              1,487            1,489               -           2,976
Management fees                                        (225)               -             225               -
                                                  ---------        ---------       ---------       ---------
   Income from operations                            16,684            7,582           1,116          25,382
Other expenses
   Interest expense                                  26,256              435               -          26,691
   Other expense (income), net                           (3)              96               -              93
                                                  ---------        ---------       ---------       ---------
   Income (loss) before provision (benefit)
     for income taxes                                (9,569)           7,051           1,116          (1,402)
Provision (benefit) for income taxes                   (383)             282              45             (56)
                                                  ---------        ---------       ---------       ---------
Net income (loss)                                 $  (9,186)       $   6,769       $   1,071       $  (1,346)
                                                  =========        =========       =========       =========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                   Nine Fiscal Months Ended September 27, 2002

                                                       Dayton
                                                      Superior         Guarantor    Non Guarantor
                                                     Corporation     Subsidiaries    Subsidiaries    Consolidated
                                                     -----------     ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ (1,653)       $(13,389)       $    369        $(14,673)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                      5,432          11,641              38          17,111
       Cumulative effect of change in
         accounting principle                                 -          17,140               -          17,140

       Deferred income taxes                                (30)              -               -             (30)
       Gain on sales of rental equipment and
         fixed assets                                      (764)        (13,499)            (21)        (14,284)
   Change in assets and liabilities                      (8,903)        (16,067)         (1,243)        (26,213)
                                                       --------        --------        --------        --------
       Net cash used in operating activities             (5,918)        (14,174)           (857)        (20,949)
                                                       --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                (5,364)         (2,976)            (50)         (8,390)
  Proceeds from sales of fixed assets                     1,094             877              28           1,999
  Rental equipment additions                               (482)         (8,103)            (20)         (8,605)
  Proceeds from sales of rental equipment                   544          20,242              52          20,838
                                                       --------        --------        --------        --------
       Net cash provided by (used in)
         investing activities                            (4,208)         10,040              10           5,842
                                                       --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                        11,778               -               -          11,778
  Proceeds from sale/leaseback transaction                  633           1,597              28           2,258
  Redemption of Class A common shares and
     purchase of treasury shares                           (205)              -               -            (205)
  Repayment of loans to shareholders                        249               -               -             249
  Issuance of common shares                                  86               -               -              86
  Intercompany                                           (1,087)          1,035              52               -
                                                       --------        --------        --------        --------
       Net cash provided by financing activities         11,454           2,632              80          14,166
                                                       --------        --------        --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -               -              86              86
                                                       --------        --------        --------        --------

       Net increase (decrease) in cash                    1,328          (1,502)           (681)           (855)

CASH, beginning of period                                 2,714             832           1,443           4,989
                                                       --------        --------        --------        --------

CASH, end of period                                    $  4,042        $   (670)       $    762        $  4,134
                                                       ========        ========        ========        ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                   Nine Fiscal Months Ended September 28, 2001

                                                        Dayton
                                                       Superior       Guarantor     Non Guarantor
                                                      Corporation    Subsidiaries    Subsidiaries    Consolidated
                                                      -----------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ (9,186)       $  6,769        $  1,071        $ (1,346)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization                      6,366          12,872              35          19,273
       Deferred income taxes                             (1,661)              -               -          (1,661)
       Gain on sales of rental equipment and
         fixed assets                                      (419)         (6,918)            (67)         (7,404)
   Change in assets and liabilities, net of
     the effects of acquisitions                         (4,330)          2,063          (1,864)         (4,131)
                                                       --------        --------        --------        --------
       Net cash provided by (used in)
         operating activities                            (9,230)         14,786            (825)          4,731
                                                       --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                (3,106)         (3,804)            (48)         (6,958)
  Rental equipment additions                             (1,200)        (17,428)            (42)        (18,670)
  Proceeds from sale of rental equipment                    963          11,015             134          12,112
  Acquisitions, net                                     (40,707)              -               -         (40,707)
                                                       --------        --------        --------        --------
       Net cash provided by (used in)
         investing activities                           (44,050)        (10,217)             44         (54,223)
                                                       --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                        50,301               -               -          50,301
  Purchase of treasury shares                              (791)              -               -            (791)
  Issuance of common shares                                (998)              -               -            (998)
  Financing costs incurred                                5,501               -               -           5,501
  Intercompany                                            1,455          (2,536)          1,081               -
                                                       --------        --------        --------        --------
       Net cash provided by (used in)
         financing activities                            55,468          (2,536)          1,081          54,013
                                                       --------        --------        --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -               -            (160)           (160)
                                                       --------        --------        --------        --------

       Net increase in cash                               2,188           2,033             140           4,361

CASH, beginning of period                                 1,603            (825)          1,004           1,782
                                                       --------        --------        --------        --------

CASH, end of period                                    $  3,791        $  1,208        $  1,144        $  6,143
                                                       ========        ========        ========        ========

(5) STOCK OPTION PLANS

The Company has a stock option plan, which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) for the three and nine fiscal months ended September 27, 2002 and September 28, 2001 would have been reduced to the following pro forma amounts:

                                                            Three Fiscal Months                  Nine Fiscal Months
                                                                   Ended                                Ended
                                                       -------------------------------     ------------------------------
                                                       September 27,     September 28,     September 27,    September 28,
                                                           2002               2001             2002             2001
                                                       -------------     -------------     -------------    -------------
Net income (loss)                As Reported              $2,587             $2,000          $(14,673)        $(1,346)
                                 Pro Forma                 2,550              1,816           (14,807)         (1,909)



Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the nine fiscal months ended September 27, 2002 is presented in the table below:

                                                     Weighted Average
                                        Number of   Exercise Price Per
                                          Share           Shares
                                         -------        ---------
Outstanding at December 31, 2001         541,258        $   24.17
Granted                                  107,839            27.50
Exercised                                 (3,050)            2.29
Cancelled                                 (5,666)           24.49
                                         -------        ---------
Outstanding at September 27, 2002        640,381        $   24.83
                                         =======        =========


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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and nine fiscal months ended September 27, 2002 and September 28, 2001 is as follows:

                                                     Three Fiscal Months              Nine Fiscal Months
                                                          Ended                             Ended
                                              ------------------------------    ----------------------------
                                              September 27,    September 28,    September 27,   September 28,
                                                  2002             2001             2002             2001
                                              -------------    -------------    -------------   ------------
Concrete Accessories                           $  55,490        $  60,702        $ 158,993        $ 170,592
Concrete Forming Systems                          31,685           32,900           86,834           92,707
Paving Products                                   18,110           15,724           44,466           40,448
                                               ---------        ---------        ---------        ---------
Net sales to external customers                $ 105,285        $ 109,326        $ 290,293        $ 303,747
                                               =========        =========        =========        =========

Concrete Accessories                           $   1,348        $   1,707        $   3,986        $   4,272
Concrete Forming Systems                           2,521            2,048            6,543            5,478
Paving Products                                      841            1,074            2,036            2,369
                                               ---------        ---------        ---------        ---------
Net sales to other segments                    $   4,710        $   4,829        $  12,565        $  12,119
                                               =========        =========        =========        =========

Concrete Accessories                           $   7,281        $   9,606        $  22,020        $  21,441
Concrete Forming Systems                           6,867            5,707           12,950            9,842
Paving Products                                    2,931            2,565            5,595            5,199
Corporate                                         (1,469)          (1,153)          (4,539)          (4,391)
Intersegment Eliminations                         (2,771)          (2,717)          (6,824)          (6,709)
                                               ---------        ---------        ---------        ---------
Income from operations                         $  12,839        $  14,008        $  29,202        $  25,382
                                               =========        =========        =========        =========

Concrete Accessories                           $   2,688        $   3,147        $   8,206        $   9,585
Concrete Forming Systems                           4,455            5,011           13,636           14,991
Paving Products                                    1,325              789            3,039            2,115
                                               ---------        ---------        ---------        ---------
Interest expense                               $   8,468        $   8,947        $  24,881        $  26,691
                                               =========        =========        =========        =========

Concrete Accessories                           $   4,563        $   6,690        $  13,642        $  12,083
Concrete Forming Systems                           2,349              776             (762)          (5,069)
Paving Products                                    1,640            1,776            2,595            3,084
Corporate                                         (1,469)          (1,553)          (4,539)          (4,791)
Intersegment Eliminations                         (2,771)          (2,717)          (6,824)          (6,709)
                                               ---------        ---------        ---------        ---------
Income (loss) before income taxes              $   4,312        $   4,972        $   4,112        $  (1,402)
                                               =========        =========        =========        =========

Concrete Accessories                           $   1,031        $   1,035        $   3,275        $   3,643
Concrete Forming Systems                           3,596            3,208           10,520            9,971
Paving Products                                      391              274            1,099              823
Corporate                                             67               70              195              185
                                               ---------        ---------        ---------        ---------
Depreciation                                   $   5,085        $   4,587        $  15,089        $  14,622
                                               =========        =========        =========        =========

Concrete Accessories                           $      37        $     880        $     120        $   2,568
Concrete Forming Systems                              94               64              104              274
Paving Products                                       19               41               77              134
                                               ---------        ---------        ---------        ---------
Amortization of goodwill and intangibles       $     150        $     985        $     301        $   2,976
                                               =========        =========        =========        =========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three and nine fiscal months ended September 27, 2002 and September 28, 2001 is as follows:

                                                Three Fiscal Months Ended    Nine Fiscal Months Ended
                                              --------------------------- ---------------------------
                                              September 27, September 28, September 27, September 28,
                                                   2002          2001          2002          2001
                                              ------------- ------------- ------------- -------------
Concrete Accessories                             $   475       $ 1,626       $ 2,610       $ 4,107
Concrete Forming Systems                             948           630         2,281         1,925
Paving Products                                      439           309         3,443           794
Corporate                                             10            10            56           132
                                                 -------       -------       -------       -------
   Property, Plant and Equipment Additions       $ 1,872       $ 2,575       $ 8,390       $ 6,958
                                                 =======       =======       =======       =======

Concrete Accessories                             $   139       $   449       $   565       $ 1,261
Concrete Forming Systems                           2,444         7,909         8,040        17,409
                                                 -------       -------       -------       -------
Rental Equipment Additions                       $ 2,583       $ 8,358       $ 8,605       $18,670
                                                 =======       =======       =======       =======

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of September 27, 2002 and December 31, 2001 is as follows:

                                             As of
                             -------------------------------------
                             September 27, 2002  December 31, 2001
                             ------------------  -----------------

Concrete Accessories               $186,074          $212,008
Concrete Forming Systems            135,354           135,302
Paving Products                      39,988            24,858
Corporate and Unallocated            27,209            24,675
                                   --------          --------
Total Assets                       $388,625          $396,843
                                   ========          ========

(7) FACILITY CLOSING AND SEVERANCE EXPENSES

During the third quarter of 2002, the Company approved and began implementing plans to exit certain of its distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $2,285, and encompassed approximately 100 employee terminations. The total estimated exit costs are comprised of approximately $1,685 related to employee involuntary termination benefits, approximately $430 related to lease termination costs, and approximately $170 related to other post-closing maintenance costs. Accordingly, the Company incurred and recorded a facility closing and severance expense of $2,285 in the third quarter of 2002.

During the second quarter of 2002, the Company approved and began implementing plans to exit one of its distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $440, and encompassed approximately eight employee terminations. The total estimated exit costs are comprised of approximately $190 related to employee involuntary termination benefits, approximately $220 related to lease termination costs, and approximately $30 related to other post-closing maintenance costs. Accordingly, the Company incurred and recorded a facility closing and severance expense of approximately $440 in the second quarter of 2002.

During 2001, the Company approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall Company headcount. As a result of the continued implementation of the plans, the Company has incurred $134 of facility closing and severance expense in 2002, which is related primarily to facility relocation activities.

As of September 27, 2002, approximately $2,400 of the amounts accruable at the time of the plans' approval is included in "Other Accrued Liabilities" in the accompanying September 27, 2002 balance sheet.

Below is a summary of the amounts charged against the facility closing and severance reserves in 2002:

                                         Nine Fiscal Months Ended
                                           September 27, 2002
                                         ------------------------

Balance at December 31, 2001                    $ 2,900
Facility Closing and Severance Expense            2,859
Items Charged Against Reserve:
    Involuntary Termination Costs                (1,749)
    Lease Termination Costs                        (484)
    Other Post-Closing Costs                     (1,122)
                                                -------
Balance at September 27, 2002                   $ 2,404
                                                =======

(8) SALE/LEASEBACK TRANSACTION

In July 2002, the Company completed a transaction for the sale and leaseback of its forklift fleet. The transaction resulted in proceeds of $2,258 and a gain of $276 which was deferred and is being amortized over the term of the leases. The unamortized deferred gain at September 27, 2002 was $276. A portion of the fleet was recorded as a capital lease and an initial capital lease obligation of $1,740 was recorded. The remaining fleet is recorded as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of September 27, 2002, we had three principal operating divisions, which are organized around the following product lines:

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

                                                               THREE FISCAL MONTHS             NINE FISCAL MONTHS
                                                                      ENDED                            ENDED
                                                           September 27,   September 28,    September 27,   September 28,
                                                               2002             2001            2002            2001
                                                           -------------   -------------    -------------   -------------

Net sales                                                     100.0%          100.0%          100.0%           100.0%
Cost of sales                                                  65.2            64.0            65.6             64.8
                                                              -----           -----           -----            -----
Gross profit                                                   34.8            36.0            34.4             35.2
Selling, general and administrative expenses                   20.3            21.1            23.2             24.3
Facility closing and severance expenses                         2.2             1.2             1.0              1.5
Amortization of goodwill and intangibles                        0.1             0.9             0.1              1.0
                                                              -----           -----           -----            -----
Income from operations                                         12.2            12.8            10.1              8.4
Interest expense, net                                           8.0             8.2             8.6              8.8
Other expense, net                                              0.1             0.1             0.1                -
                                                              -----           -----           -----            -----
Income (loss) before provision (benefit) for
  income taxes                                                  4.1             4.5             1.4             (0.4)
Provision for income taxes                                      1.6             2.7             0.6                -
                                                              -----           -----           -----            -----
Net income (loss) before cumulative effect of change
in accounting principle                                         2.5             1.8             0.8             (0.4)
Cumulative effect of change in accounting principle               -               -            (5.9)               -
                                                              -----           -----           -----            -----
Net income (loss)                                               2.5%            1.8%           (5.1)%           (0.4)%
                                                              =====           =====           =====            =====


COMPARISON OF THREE FISCAL MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28,
2001

NET SALES

Net sales decreased $4.0 million, or 3.7%, to $105.3 million in the third quarter of 2002 from $109.3 million in the third quarter of 2001. The following table summarizes net sales by segment:


                                                        Three Fiscal Months Ended
                                   ----------------------------------------------------------------
                                        September 27, 2002                  September 28, 2001
                                   ---------------------------          ---------------------------
                                   Net Sales               %            Net Sales               %           % Change
                                   ---------             -----          ---------             -----         --------
Concrete accessories               $  56,838              54.0%         $  62,409              57.1%           (8.9)%
Concrete forming systems              34,206              32.5             34,948              31.9            (2.1)
Paving products                       18,951              18.0             16,798              15.4            12.8
Intersegment eliminations             (4,710)             (4.5)            (4,829)             (4.4)           (2.5)
                                   ---------             -----          ---------             -----            ----
Net sales                          $ 105,285             100.0%         $ 109,326             100.0%           (3.7)%
                                   =========             =====          =========             =====            ====

Net sales of concrete accessories decreased $5.6 million, or 8.9%, to $56.8 million in the third quarter of 2002 from $62.4 million in the third quarter of 2001. This was due to unfavorable volume and pricing as the concrete accessories markets were weaker in the third quarter of 2002 compared to 2001.

Net sales of concrete forming systems decreased 2.1% to $34.2 million for the third quarter of 2002 compared to $34.9 million in the third quarter of 2001. This was also due to unfavorable rental revenues and pricing as the concrete forming systems markets were weaker in the third quarter of 2002 compared to 2001.

Net sales of paving products increased $2.2 million, or 12.8%, in the third quarter of 2002 compared to the third quarter of 2001. In the first quarter of 2002, state funding for highway construction projects was down as a result of the recession and continued delays in activity on some larger airport runway projects as a result of the September 11, 2001 terrorist attacks. During the second and third quarters of 2002, state funding was released for these projects, and accordingly the paving products division benefited from this increased volume.

GROSS PROFIT

Gross profit for the third quarter of 2002 was $36.6 million, a decrease of $2.8 million from $39.4 million in the third quarter of 2001. This was due to the unfavorable sales volume and pricing discussed previously, as well as $1.0 million of additional depreciation expense from the change in accounting estimate in 2002. These factors were offset partially by the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

Gross margin was 34.8% in the third quarter of 2002, decreasing from 36.0% in the same quarter of 2001. This was due to the unfavorable sales volume and unfavorable pricing, both of which are attributable to our markets being weaker in 2002 compared to 2001. Gross margins were also unfavorably impacted by a shift in the mix of products sold, as paving products, which have lower gross margins, increased and rental revenue, which has a higher gross margin, decreased between periods. These factors were offset partially by the increased sales of used rental fleet, and the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") decreased $1.7 million to $21.3 million in the third quarter of 2002, from $23.0 million in the third quarter of 2001, primarily due to the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

During the third quarter of 2002, we approved and began implementing plans to exit certain of our distribution facilities and to reduce overall headcount to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance is $2.3 million, and is to encompass approximately 100 employee terminations. The total estimated exit costs are comprised of approximately $1.7 million related to employee involuntary termination benefits, approximately $0.4 million related to lease termination costs and $0.2 million related to other post-closing maintenance costs. Accordingly, we recorded a facility closing and severance expense of approximately $2.3 million in the third quarter of 2002.

During 2001, we approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall headcount. As a result of the implementation of the plans, we incurred $1.3 million of facility closing and severance expense in the third quarter of 2002.

Below is a summary of the amounts charged against the facility closing and severance reserves in 2002:

                                                        Three Fiscal Months
                                                        Ended September 27,
                                                                2002
                                                             --------
 Balance at June 28, 2002                                      $1.4

 Facility Closing and Severance Expense                         2.3

 Items Charged Against Reserve:
     Involuntary Termination Costs                             (0.8)
     Lease Termination Costs                                   (0.2)
     Other Post-Closing Costs                                  (0.3)
                                                             --------
 Balance at September 27, 2002                                 $2.4
                                                             ========

Amortization of goodwill and intangibles decreased to $0.2 million in the third quarter of 2002 from $1.0 million in the third quarter of 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This statement precludes amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives. The adoption of the new accounting standard will result in a reduction in annual amortization expense of approximately $3.7 million. The amount of amortization expense recognized in the third quarter of 2001, which was not recognized in the third quarter of 2002 was approximately $0.8 million.


OTHER EXPENSES

Interest expense decreased to $8.5 million in the third quarter of 2002 from $8.9 million in the third quarter of 2001 due to lower interest rates in the third quarter of 2002 compared to 2001.

INCOME BEFORE INCOME TAXES

Income before income taxes in the third quarter of 2002 was $4.3 million as compared to $5.0 million in the third quarter of 2001 and was comprised of the following:

                                               Three Fiscal Months Ended
                                            -------------------------------
                                            September 27,     September 28,
                                                2002              2001
                                            -------------     -------------

          Concrete accessories                $ 4,563           $ 6,690
          Concrete forming systems              2,349               776
          Paving products                       1,640             1,776
          Corporate                            (1,469)           (1,553)
          Intersegment eliminations            (2,771)           (2,717)
                                              -------           -------
          Income before income taxes          $ 4,312           $ 4,972
                                              =======           =======

Concrete accessories' income before income taxes of $4.6 million in the third quarter of 2002 decreased from $6.7 million in the third quarter of 2001. This was due to the decreased sales volume, unfavorable pricing and unfavorable mix due to weaker markets in 2002 compared to 2001 offset partially by the benefit of the cost reduction initiatives implemented by management, the reduction in amortization expense with the adoption of SFAS No. 142, and lower interest expense as a result of lower interest rates. In addition, the facility closing and severance charge recorded in the third quarter of 2002 was $1.8 million compared to $0.5 million in the third quarter of 2001.

Concrete forming systems' income before income taxes of $2.3 million in the third quarter of 2002 increased $1.5 million from $0.8 million in the third quarter of 2001. This was due to the benefit of the cost reduction initiatives implemented by management, lower interest expense as a result of lower interest rates, and the increased sales of used rental fleet. These were offset partially by decreased sales volume, unfavorable pricing and unfavorable mix and $1.0 million of additional depreciation expense from the change in accounting estimate in 2002.

Income before income taxes from paving products decreased to $1.6 million in the third quarter of 2002 from $1.8 million in the third quarter of 2001. This was due to the increased interest expense as a result of average borrowings being higher in 2002 offset partially by higher net sales volume in the third quarter of 2002. The increase in average borrowings was due primarily to an inventory build as a result of the first quarter 2002 delays in releasing state funding for highway construction projects and delays in activity on some larger airport runway projects, and increased spending on the construction of a new manufacturing facility in Birmingham, AL.

Corporate expenses in the third quarter of 2002 decreased slightly from the third quarter of 2001 as a result of the cost reduction initiatives implemented by management.

Elimination of profit on intersegment sales was virtually flat between periods.

NET INCOME

The effective tax rate decreased to 40.0% in the third quarter of 2002 from 59.8% in the third quarter of 2001. The reduction in the effective tax rate is due to the adoption of SFAS No. 142, which eliminated non-deductible goodwill amortization in the third quarter of 2002. Net income for the third quarter of 2002 was $2.6 million compared to $2.0 million in the second quarter of 2001 due to the factors described above.

COMPARISON OF NINE FISCAL MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001

NET SALES

Net sales decreased $13.4 million, or 4.4%, to $290.3 million in the first nine months of 2002 from $303.7 million in the first nine months of 2001. The following table summarizes net sales by segment:

                                                Nine Fiscal Months Ended
                                --------------------------------------------------------
                                    September 27, 2002            September 28, 2001
                                --------------------------   ---------------------------
                                Net Sales             %        Net Sales            %         % Change
                                ----------      ----------   --------------    ---------      --------

Concrete accessories            $ 162,979           56.1%      $ 174,864           57.6%       (6.8)%
Concrete forming systems           93,377           32.2          98,185           32.3        (4.9)
Paving products                    46,502           16.0          42,817           14.1         8.6
Intersegment eliminations         (12,565)          (4.3)        (12,119)          (4.0)        3.7
                                ---------          -----       ---------          -----
Net sales                       $ 290,293          100.0%      $ 303,747          100.0%       (4.4)%
                                =========          =====       =========          =====

Net sales of concrete accessories decreased $11.9 million, or 6.8%, to $163.0 million in the first nine months of 2002 from $174.9 million in the first nine months of 2001. This was due to unfavorable volume and pricing as the concrete accessories markets were weaker in the first nine months of 2002 compared to 2001. This was partially offset by increased sales as a result of the BarLock acquisition, which contributed $3.2 million.

Net sales of concrete forming systems decreased 4.9% to $93.4 million for the first nine months of 2002 compared to $98.2 million in the first nine months of 2001. This was also due to unfavorable rental revenues and pricing as the concrete forming systems markets were weaker in the first nine months of 2002 compared to 2001.

Net sales of paving products increased $3.7 million, or 8.6%, in the first nine months of 2002 compared to the first nine months of 2001 due to an increase in volume as a result of the Transportation Equity Act for the 21st Century, known as TEA-21.

GROSS PROFIT

Gross profit for the first nine months of 2002 was $99.7 million, a decrease of $7.1 million from $106.8 million in the first nine months of 2001. This was due to the unfavorable sales volume and pricing discussed previously, offset partially by the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

Gross margin was 34.4% in the first nine months of 2002, decreasing from 35.2% last year. This was due to the unfavorable sales volume and unfavorable pricing, both of which are attributable to our markets being weaker in 2002 compared to 2001. Gross margins were also unfavorably impacted by a shift in the mix of products sold, as paving products have lower gross margins. These were offset partially by the increased sales of used rental fleet, and the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") decreased $6.4 million to $67.4 million in the first nine months of 2002, from $73.8 million in the first nine months of 2001, primarily due to the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans and the receipt of approximately $0.2 million, net of recovery expenses, from Royal Surplus Lines Insurance Co. to cover certain costs related to the EFCO litigation. These factors were offset partially by the increased SG&A expenses as a result of the BarLock acquisition.

During the third quarter of 2002, we approved and began implementing plans to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance is $2.3 million, and is to encompass approximately 100 employee terminations. The total estimated exit costs are comprised of approximately $1.7 million related to employee involuntary termination benefits, approximately $0.4 million related to lease termination costs and $0.2 million related to other post-closing maintenance costs. Accordingly, we recorded a facility closing and severance expense of approximately $2.3 million in the third quarter of 2002.

During the second quarter of 2002, we approved and began implementing plans to exit one of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance is $0.4 million, and is to encompass approximately eight employee terminations. The total estimated exit costs are comprised of approximately $0.2 million related to employee involuntary termination benefits, and approximately $0.2 million related to lease termination costs and other post-closing maintenance costs. Accordingly, we recorded a facility closing and severance expense of approximately $0.4 million in the first nine months of 2002 related to this plan.

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

Below is a summary of the amounts charged against the facility closing and severance reserves in 2002:

                                         Nine Fiscal Months
                                         Ended September 27,
                                               2002
                                         -------------------
Balance at December 31, 2001                 $  2.9

Facility Closing and Severance Expense          2.9

Items Charged Against Reserve:
    Involuntary Termination Costs              (1.7)
    Lease Termination Costs                    (0.5)
    Other Post-Closing Costs                   (1.2)
                                             ------
Balance at September 27, 2002                $  2.4
                                             ======

Amortization of goodwill and intangibles decreased to $0.3 million in the first nine months of 2002 from $3.0 million in the first nine months of 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This statement precludes amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives. The adoption of the new accounting standard will result in a reduction in annual amortization expense of approximately $3.7 million. The amount of amortization expense recognized in the first nine months of 2001, which was not recognized in the first nine months of 2002 was approximately $2.7 million.

OTHER EXPENSES

Interest expense decreased to $24.9 million in the first nine months of 2002 from $26.7 million in the first nine months of 2001 due to lower interest rates in the first nine months of 2002 compared to 2001, offset partially by increased long-term debt resulting from the acquisition of BarLock in June 2001.

INCOME (LOSS) BEFORE INCOME TAXES

Income before income taxes in the first nine months of 2002 was $4.1 million as compared to a loss of $1.4 million in the first nine months of 2001 and was comprised of the following:

                                                 Nine Fiscal Months Ended
                                             --------------------------------
                                             September 27,      September 28,
                                                 2002                2001
                                             --------------    --------------
    Concrete accessories                       $ 13,642           $ 12,083
    Concrete forming systems                       (762)            (5,069)
    Paving products                               2,595              3,084
    Corporate                                    (4,539)            (4,791)
    Intersegment eliminations                    (6,824)            (6,709)
                                               --------           ---------
    Income (loss) before income taxes          $  4,112           $ (1,402)
                                               ========           =========

Concrete accessories' income before income taxes of $13.6 million in the first nine months of 2002 increased from $12.1 million in the first nine months of 2001. This was due to the benefit of the cost reduction initiatives implemented by management, the benefit provided from the acquisition of BarLock, the reduction in amortization expense with the adoption of SFAS No. 142, and lower interest expense as a result of lower interest rates. In addition, the facility closing and severance charge recorded in the first nine months of 2001 was $3.4 million compared to $2.2 million in the first nine months of 2002. These were offset partially by the decreased sales volume, unfavorable pricing and unfavorable mix in the existing business due to weaker markets in 2002 compared to 2001.

Concrete forming systems' loss before income taxes was $0.8 million in the first nine months of 2002 compared to a loss of $5.1 million in the first nine months of 2001. This was due to the benefit of the cost reduction initiatives implemented by management, lower interest expense as a result of lower interest rates, and the increased sales of used rental fleet. In addition, the facility closing and severance charge recorded in the first nine months of 2001 was $1.1 million compared to $0.6 million in the first nine months of 2002. These were offset partially by the decreased sales volume, unfavorable pricing and unfavorable mix in the existing business due to weaker markets in 2002 compared to 2001.

Income before income taxes from paving products decreased to $2.6 million in the first nine months of 2002 from $3.1 million in the first nine months of 2001. This was due primarily to an unfavorable mix of product sales, as well as higher interest expense as a result of higher average borrowings in 2002. The increase in average borrowings was due primarily to an inventory build as a result of the first quarter 2002 delays in releasing state funding for highway construction projects and delays in activity on some larger airport runway projects, and increased spending on the construction of a new manufacturing facility in Birmingham, AL. These were partially offset by the benefit of increased net sales volume in the first nine months of 2002.

Corporate expenses decreased to $4.5 million in the first nine months of 2002 from $4.8 million in the first nine months of 2001 as a result of the cost reduction initiatives implemented by management.

Elimination of profit on intersegment sales was $6.8 million in the first nine months of 2002 compared to $6.7 million in the first nine months of 2001.

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The effective tax rate increased to 40.0% in the first nine months of 2002 from 4.0% in the first nine months of 2001. The increase in the effective tax rate is due to the Company not recording an income tax benefit in 2001 on the pre-tax losses due to the unfavorable impact of non-deductible goodwill amortization for purposes of determining taxable income (losses). Net income before cumulative effect of change in accounting principle for the first nine months of 2002 was $2.5 million compared to a loss of $1.3 million in the first nine months of 2001 due to the factors described above.

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

The following is a reconciliation from reported net income (loss) to net income
(loss) adjusted for the amortization of goodwill:

                                                                                Nine Fiscal Months Ended
                                                                             -------------------------------
                                                                             September 27,     September 28,
                                                                                 2002              2001
                                                                             --------------    -------------
Net income (loss) before cumulative effect of change in accounting
    principle, as reported                                                      $ 2,467          $(1,346)
Amortization of goodwill, net of tax benefit                                          -            2,531
                                                                                -------          -------
Net income before cumulative effect of change in accounting principle,
    as adjusted                                                                 $ 2,467          $ 1,185
                                                                                =======          =======



NET LOSS

The net loss for the first nine months of 2002 was $14.7 million compared to a loss of $1.3 million in the first nine months of 2001 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our key statistics for measuring liquidity and capital resources are net cash provided by (used in) operating activities, capital expenditures, amounts available under the revolving credit facility and cash gap, which is used to control working capital. Cash gap is defined as the number of days of outstanding accounts receivable, plus the number of days of inventory on hand, less the number of days of outstanding accounts payable.

Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash from operations, borrowings under our revolving line of credit and the issuance of long-term debt and equity.

Net cash used in operating activities in the first nine months of 2002 was $20.9 million and was comprised of the following:


   Net loss                                                                             $ (14.7)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                          15.1
     Amortization of goodwill and intangibles                                               0.3
     Cumulative effect of change in accounting principle                                   17.1
     Amortization of deferred financing costs and debt discount                             1.7
     Gain on sales of rental equipment and property, plant and equipment                  (14.3)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                 (22.1)
      Inventories                                                                          (5.9)
      Accounts payable                                                                      0.5
      Accrued liabilities and other long-term liabilities                                  (5.6)
      Other, net                                                                            7.0
                                                                                        -------
           Net cash used in operating activities                                        $ (20.9)
                                                                                        =======

Our investing activities consisted of net proceeds from the sales of fixed assets and rental equipment of $5.8 million in the first nine months of 2002, compared to net capital expenditures of $13.5 million in the first nine months of 2001. This improvement is due to our conscious effort to control spending.

As of September 27, 2002, we had long-term debt and capital lease obligations of $306.1 million, comprised of: (a) $170.0 million in principal amount of Senior Subordinated Notes, with a net book value of $159.4 million, (b) $143.9 million outstanding of a $202.0 million credit facility, which consists of a $50.0 million revolving credit facility, a $30.0 million acquisition facility, a $23.5 million term loan under the tranche A facility and a $98.5 million term loan under the tranche B facility, (c) $1.1 million of debentures previously held by the Dayton Superior Capital Trust, (d) a $0.1 million note to the City of Parsons, Kansas, and (e) a $1.6 million capital lease obligation related to the sale/leaseback transaction we entered into in the third quarter of 2002.

At September 27, 2002, we had outstanding letters of credit of $6.3 million, and we had available borrowings of $27.0 million under our revolving credit facility. Approximately $9.3 million of the $30.0 million acquisition facility, $20.2 million of the $23.5 million tranche A facility, and $97.8 million of the $98.5 million tranche B facility were outstanding.

Our net borrowings for the first nine months of 2002 were $11.8 million, which was primarily due to the seasonal build in working capital.

As part of our continuing procurement cost reduction program, we entered into a sale/leaseback transaction for our forklift fleet. In conjunction with this transaction, we received $2.3 million in proceeds from the sale.

At September 27, 2002, working capital was $78.5 million, compared to $56.9 million at December 31, 2001. The increase in working capital is attributable to normal seasonal working capital growth.

For the first nine months of 2002, our average cash gap days were 76, which is eight days unfavorable from the 68 days reported in the first nine months of 2001. This is primarily due to increased inventory in the paving products segment because of the early 2002 delays in activity on some highway construction and airport runway projects and a large receipt of foreign steel in the quarter.

We believe our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and debt service in the absence of additional acquisitions.

On October 23, 2002, we obtained an amendment to our senior credit facility to relax certain financial ratios that we were required to maintain. The adjustments will affect the next eight fiscal quarters, beginning with the quarter ended December 31, 2002.

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

INFLATION

We do not believe inflation had a significant impact on our operations over the past two years. In the past, we have been able to pass along a portion of the effect of increases in the price of steel, our principal raw material. There can be no assurance we will be able to continue to pass on the cost of such increases in the future. The United States has recently imposed tariffs on certain steel imported into the United States, which may have the effect of increasing steel prices. At this point, we are unable to determine the impact that these tariffs will have on our results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 27, 2002, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of $170.0 million of principal amount of fixed rate Senior Subordinated Notes, with a book value of $159.4 million, a $202.0 million credit facility, of which $143.9 million was outstanding, $1.2 million in other fixed-rate, long-term debt, and $1.6 million in capital lease obligations related to the sale/leaseback transaction.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes is $141.1 million.

Our credit facility has several interest rate options, which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $143.9 million face value. The weighted average interest rates at September 27, 2002 range from 4.7% to 5.2%.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. - OTHER INFORMATION

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

In June 2002, Symons settled its claims against Royal. In addition to the net $0.2 million partial payment that Royal had paid to Symons in 1999 in the defense of the underlying EFCO case, Royal paid an additional approximately $1.9 million ($1.1 million net of recovery costs) to Symons in the fourth quarter of 2001, after deducting the self-insured retention required under the insurance policy. In June of 2002, Royal paid an additional approximately $0.8 million ($0.2 million net of recovery costs) to Symons in final settlement of its defense and indemnity obligations under its primary insurance policies. Under the terms of the final settlement, Royal gave up its right to reclaim any amounts it has paid to Symons. Symons is proceeding against the excess insurance carriers in this lawsuit to recover certain amounts it paid in the EFCO case.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 22, 2002, the Company sold 14,546 Common Shares to Stephen R. Morrey at an aggregate purchase price of $400,015 ($27.50 per share) in connection with the employment of Mr. Morrey by the Company as its President and Chief Executive Officer. The purchase was partially financed by a loan to Mr. Morrey by the Company in the amount of $350,015. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Index to Exhibit following the signature page to this report for a list of Exhibits.

(b) REPORTS on Form 8-K. During the quarter ended September 27, 2002, we did not file any Current Reports on Form 8-K.

       SIGNATURES
       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DAYTON SUPERIOR CORPORATION
                                  ---------------------------



         DATE: November 11, 2002         BY:  /s/  Alan F. McIlroy
               ----------------------        ---------------------------
                                               Alan F. McIlroy
                                                    Vice President and
                                                    Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Stephen R. Morrey, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dayton Superior Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in material respects the financial condition, results of operations and cash flows of Dayton Superior Corporation as of, and for the periods presented in this quarterly report;

     4. Dayton Superior Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dayton Superior Corporation and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to Dayton Superior Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of Dayton Superior Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Dayton Superior Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to Dayton Superior Corporation's auditors and the audit committee of Dayton Superior Corporation's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect Dayton Superior Corporation's ability to record, process, summarize and report financial data and have identified for Dayton Superior Corporation's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in Dayton Superior Corporation's internal controls; and

     6. Dayton Superior Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 11, 2002                         /s/ Stephen R. Morrey

                                          Stephen R. Morrey

                                          President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Alan F. McIlroy, certify that:

     7. I have reviewed this quarterly report on Form 10-Q of Dayton Superior Corporation;

     8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in material respects the financial condition, results of operations and cash flows of Dayton Superior Corporation as of, and for the periods presented in this quarterly report;

     10. Dayton Superior Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dayton Superior Corporation and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to Dayton Superior Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of Dayton Superior Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. Dayton Superior Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to Dayton Superior Corporation's auditors and the audit committee of Dayton Superior Corporation's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect Dayton Superior Corporation's ability to record, process, summarize and report financial data and have identified for Dayton Superior Corporation's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in Dayton Superior Corporation's internal controls; and

     12. Dayton Superior Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 11, 2002                   /s/ Alan F. McIlroy

                                    Alan F. McIlroy

                                    Vice President and Chief Financial Officer

         INDEX TO EXHIBITS
         -----------------


Exhibit No.       Description
-----------       -----------

(10)     Material Contracts

          10.1 Amended and Restated Employment Agreement dated as of July 15, 2002 between Dayton Superior Corporation and John A. Ciccarelli

          10.2 Subscription Agreement dated as of July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey

          10.3 Secured Promissory Note dated July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey

          10.4 Secured Promissory Note dated July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey

          10.5 Repayment and Stock Pledge Agreement dated as of July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey

          10.6 Letter Agreement dated August 27, 2002 between Dayton Superior Corporation and Dennis Haggerty

(99)     Additional Exhibits

          99.1 Sarbanes-Oxley Section 906 Certification of President and Chief Executive Officer

          99.2 Sarbanes-Oxley Section 906 Certification of Vice President and Chief Financial Officer