Form 10-K
period 2002-12-31
DAYTON SUPERIOR CORP
filed 2003-03-31
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes ___ No X.

As of March 31, 2003, there were 4,010,160 common shares outstanding, all of which were privately held and not traded on a public market. As of June 28, 2002, none of the outstanding shares were held by non-affiliates.

                                     PART I

In this Annual Report on Form 10-K, unless otherwise noted, the terms "Dayton Superior," "we," "us" and "our" refer to Dayton Superior Corporation and its subsidiaries.

ITEM 1. BUSINESS.

                              AVAILABLE INFORMATION

     The Company files annual, quarterly, and current reports, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

                                     GENERAL

     We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. In many of our product lines, we believe we are the market leader and lowest cost manufacturer competing primarily in two segments of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices and manufacturing facilities. For the year ended December 31, 2002, our net sales were $378.3 million.

     We derive our revenue from a mix of sales of consumable products and the sale and rental of engineered equipment. We believe that the breadth of our product offerings and national distribution network allow us to maintain a large customer base that prefers a "one-stop" supplier. We manufacture the substantial majority of our 20,000 products, which we sell under a number of well-established brand names. Our national distribution system, which we believe is the largest in our industry, allows us to efficiently cross-sell and distribute newly developed and acquired product lines on a nationwide basis. Through our network of 44 service/distribution centers, we serve over 7,000 customers, comprised of independent distributors and a broad array of precast concrete manufacturers, general contractors, subcontractors and metal fabricators. This nationwide customer base provides us with geographically dispersed sales.

     As of December 31, 2002, we had three principal business units, which were organized around the following product lines:

     Concrete Accessories (Dayton/Richmond(R)). We believe we are the leading North American manufacturer of concrete accessories, which are used in connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, as well as masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls. For the year ended December 31, 2002, our concrete accessories business unit had net sales to external customers of $204.8 million, or 54% of our total consolidated net sales.

     Concrete Forming Systems (Symons(R)). We believe we are the leading North American manufacturer of concrete forming systems, which are reusable, engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens. Sales from concrete forming systems and related accessories represented approximately 68% and rental revenue represented approximately 32% of Symons' total net sales in 2002. For the year ended December 31, 2002, our concrete forming systems business unit had net revenues to external customers of $118.8 million, or 31% of our total consolidated net sales.

     Paving Products (American Highway Technology(R)). We believe we are the leading North American manufacturer of welded dowel assemblies and dowel baskets, which are paving products used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement. These consumable products are used to transfer dynamic loads between adjacent slabs of concrete roadway. For the year ended December 31, 2002, our paving products business unit had net sales to external customers of $54.7 million, or 15% of our total consolidated net sales.

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

     CONCRETE ACCESSORIES. Our concrete accessories business unit manufactures and sells concrete accessories primarily under the Dayton/Richmond(R), Aztec(R) and BarLock(R) brand names and masonry products under the Dur-O-Wal(R) brand name. For the year ended December 31, 2002, net sales of our concrete accessories business unit to external customers accounted for $204.8 million, or 54% of our total net sales.

     Concrete accessories include:

          - WALL-FORMING PRODUCTS. Wall-forming products include shaped metal ties and accessories that are used with modular forms to hold concrete in place when walls are poured at a construction site or are prefabricated off site. These products, which generally are not reusable, are made of steel wire or plastic or a combination of both materials. We generally manufacture these products on customized high-speed automatic equipment.

          - BRIDGE DECK PRODUCTS. Bridge deck products are metal assemblies of varying designs used to support the formwork used by contractors in the construction and rehabilitation of bridges.

          - BAR SUPPORTS. Bar supports are non-structural steel, plastic, or cementious supports used to position rebar within a horizontal slab or form to be filled with concrete. Metal bar supports are often plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar.

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

     CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit manufactures, sells and rents reusable modular concrete forming systems primarily under the Symons(R) name. These products include standard and specialty concrete forming systems, shoring systems and accessory products. To capitalize on the durability and relatively high unit cost of prefabricated forming equipment, we also rent forming products. For the year ended December 31, 2002, net sales of our concrete forming systems business unit to external customers accounted for $118.8 million, or 31% of our total net sales.

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

     PAVING PRODUCTS. Our paving products business unit sells products, primarily consisting of welded dowel assemblies and dowel baskets, used in the construction and rehabilitation of roads, highways and airport runways to extend the life of the pavement. This business unit sells paving products primarily under the American Highway Technology(R) name, but we also offer some paving products under the Dayton/Richmond(R) name. We manufacture welded dowel assemblies primarily using automated and semi-automated equipment. For the year ended December 31, 2002, net sales of paving products accounted for $54.7 million, or 15% of our total net sales.

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

                                  DISTRIBUTION

     We distribute our products through over 3,000 independent distributors, and our own network of 44 service/distribution centers located in the United States and Canada.

     Distribution centers by segment are as follows:

          Concrete Accessories            24
          Concrete Forming Systems        16
          Paving Products                  4

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

                                    CUSTOMERS

     We have over 7,000 customers of which approximately 50% purchase our products for resale. Our customer base is geographically diverse, with no customer accounting for more than 10% of net sales in 2002. Customers who purchase our products for resale generally do not sell our products exclusively.

     CONCRETE ACCESSORIES. Our concrete accessories business unit has approximately 3,800 customers, consisting of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors. We estimate that approximately 80% of the customers of this business unit purchase our products for resale. The largest customer of the business unit accounted for 7% of the business unit's 2002 net sales.

     Our concrete accessories business unit has instituted a certified dealer program for those dealers who handle our tilt-up construction products. This program was established to educate dealers in the proper use of our tilt-up products and to assist them in providing engineering assistance to their customers. Certified dealers are not permitted to carry other manufacturers' tilt-up products, which we believe are incompatible with ours and, for that reason, could be unsafe if used with our products. The business unit currently has 79 certified tilt-up construction product dealers.

     CONCRETE FORMING SYSTEMS. Our concrete forming systems business unit has approximately 3,000 customers, consisting of distributors, precast and prestressed concrete manufacturers, general contractors and subcontractors. We estimate that approximately 90% of the customers of this business unit are the end-users of its products, while approximately 12% of those customers purchase its products for resale or re-rent. This business unit's largest customer accounted for 9% of the business unit's 2002 net sales.

     PAVING PRODUCTS. Our paving products business unit has approximately 200 customers, consisting primarily of distributors of construction supplies and, to a lesser extent, general contractors and subcontractors. This business unit's largest customer accounted for 18% of the business unit's 2002 net sales.

                                  RAW MATERIALS

     Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. We currently purchase materials from over 2,000 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. Steel, in its various forms, constitutes approximately 25% of our cost of sales. The U.S. Government has recently imposed tariffs on certain imported steel. At this point, we are unable to determine the impact that these tariffs will have on our results of operations.

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

                             TRADEMARKS AND PATENTS

     We sell most products under the registered trade names Dayton Superior(R), Dayton/Richmond(R), Symons(R), Aztec(R), BarLock(R), Conspec(R), Edoco(R), Dur-O-Wal(R) and American Highway Technology(R), which we believe are widely recognized in the construction industry and, therefore, are important to our business. Although some of our products (and components of some products) are protected by patents, we do not believe these patents are material to our business. We have 124 trademarks and 144 patents.

                                    EMPLOYEES

     As of December 31, 2002, we employed approximately 700 salaried and 1,200 hourly personnel, of whom approximately 600 of the hourly personnel and four of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Long Beach, California; and Aurora, Illinois manufacturing/distribution plants and our service/distribution center in Atlanta, Georgia are covered by collective bargaining agreements. We believe we have good employee and labor relations.

                                   SEASONALITY

     Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume.

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

                               RECENT DEVELOPMENTS

     In an effort to reduce cost and enhance customer responsiveness, we have consolidated our overhead structure from five marketing arms down to two beginning January 1, 2003. The new marketing arms include Dayton Superior Construction Products Group and the Symons Group. We also established a Supply Chain Management Group that is responsible for manufacturing and distribution for the majority of our products. In addition, we have set up a Financial Shared Services Group, which further centralizes our accounting functions.

ITEM 2. PROPERTIES.

     Our corporate headquarters are located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities are located throughout North America, as follows:

                                                                                         Leased/      Size
    Location                       Use                     Principal Business Unit       Owned      (Sq. Ft.)
---------------------    -------------------------------   ------------------------      -------    ---------

Birmingham, Alabama      Manufacturing/Distribution        Concrete Accessories and
                                                           Paving Products               Leased       285,000
Des Plaines, Illinois    Manufacturing/Distribution        Concrete Forming Systems
                         and Symons Headquarters                                         Owned        171,650
Miamisburg, Ohio         Manufacturing/Distribution and    Concrete Accessories
                         Dayton/Richmond Headquarters                                    Owned        126,000
Parsons, Kansas          Manufacturing/Distribution        Concrete Accessories and
                                                           Paving Products               Owned         98,250
Aurora, Illinois         Manufacturing/Distribution        Concrete Accessories          Owned        109,000
Kankakee, Illinois       Manufacturing/Distribution and    Paving Products
                         American Highway Technology
                         Headquarters                                                    Leased       107,900
Tremont, Pennsylvania    Manufacturing/Distribution        Concrete Accessories          Owned         86,000
New Braunfels, Texas     Manufacturing/Distribution        Concrete Forming Systems      Owned         89,600
Fontana, California      Manufacturing/Distribution        Concrete Accessories          Leased       114,275
Parker, Arizona          Manufacturing/Distribution        Concrete Accessories          Leased        60,000
Modesto, California      Manufacturing/Distribution        Paving Products               Leased        55,000
Centralia, Illinois      Manufacturing/Distribution        Concrete Accessories          Owned         53,500
Atlanta, Georgia         Service/Distribution              Concrete Accessories          Leased        49,392
Grand Prairie, Texas     Service/Distribution              Concrete Accessories          Leased        45,000
Seattle, Washington      Service/Distribution              Concrete Accessories          Leased        40,640
Toronto, Ontario         Manufacturing/Distribution        Concrete Accessories          Leased        45,661
Oregon, Illinois         Service/Distribution              Concrete Accessories          Owned         39,000
Kansas City, Kansas      Manufacturing/Distribution        Concrete Accessories          Owned         33,000
Folcroft, Pennsylvania   Service/Distribution              Concrete Accessories          Owned         32,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for our common shares. As of March 31, 2003, there were 29 holders of our common shares.

     On October 29, 2002, we sold 2,000 Common Shares to Dennis Haggerty at an aggregate purchase price of $55,000 ($27.50 per share) in connection with the employment of Mr. Haggerty as our Vice President of Supply Chain Management. The shares were issued in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6.   SELECTED FINANCIAL DATA.

          (All dollar amounts in thousands, except share data)

          The earnings statement data and the balance sheet data presented below have been derived from our consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                       Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                            2002              2001              2000             1999         1998
                                         ---------         ---------         ---------         --------     ---------

EARNINGS STATEMENT DATA:
Net sales                                $ 378,284         $ 393,700         $ 367,845         $322,170     $ 282,849
Cost of sales                              249,408           254,430           229,523          201,445       178,499
                                         ---------         ---------         ---------         --------     ---------
Gross profit                               128,876           139,270           138,322          120,725       104,350
Selling, general and administrative
  expenses                                  91,221            97,532            92,941           79,819        72,316
Facility closing and severance
  expenses                                   5,399(1)          7,360(3)          2,517(4)            --            --
Amortization of goodwill and
  intangibles                                  603             3,912             2,508            2,369         2,213
                                         ---------         ---------         ---------         --------     ---------
Income from operations                      31,653            30,466            40,356           38,537        29,821
Interest expense, net                       33,967            35,024            22,574           11,661        11,703
Lawsuit judgment                                --                --            15,341(5)            --            --
Loss on disposals of property, plant
     and equipment                           1,115                --                --               --            --
Other expense (income), net                     80                95               293              230          (202)
                                         ---------         ---------         ---------         --------     ---------
Income (loss) before provision
  (benefit) for income taxes, extra-
  ordinary item and cumulative
  effect of change in accounting
  principle                                 (3,509)           (4,653)            2,148           26,646        18,320
Provision (benefit) for income taxes          (386)           (1,179)            1,471           11,991         8,244
                                         ---------         ---------         ---------         --------     ---------
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle            (3,123)           (3,474)              677           14,655        10,076
Extraordinary loss, net of income
     tax benefit                                --                --            (4,812)(6)           --            --
                                         ---------         ---------         ---------         --------     ---------
Income (loss) before cumulative
effect of change in accounting
principle                                   (3,123)           (3,474)           (4,135)          14,655        10,076
Cumulative effect of change in
  accounting principle, net of
  income tax benefit                       (17,140)(2)            --                --               --            --
                                         ---------         ---------         ---------         --------     ---------
Net income (loss)                          (20,263)           (3,474)           (4,135)          14,655        10,076
                                         ---------         ---------         ---------         --------     ---------
Dividends on Company-obligated
  mandatorily redeemable convertible
  trust preferred securities, net of
  income tax benefit                            --                --               583              320            --
                                         ---------         ---------         ---------         --------     ---------
Net income (loss) available to
  common shareholders                    $ (20,263)        $  (3,474)        $  (4,718)        $ 14,335     $  10,076
                                         =========         =========         =========         ========     =========

                                                            As of December 31,
                                      --------------------------------------------------------------
                                         2002          2001         2000         1999         1998
                                      ---------      --------     --------     --------     --------
BALANCE SHEET:
Working capital                       $  65,751      $ 56,943     $ 60,868     $ 50,469     $ 39,727
Total assets                            373,971       396,843      335,418      278,679      253,620
Long-term debt (including current
  portion)                              299,536       291,946      245,925      105,173      118,205
Company-obligated mandatorily
  redeemable convertible trust
  preferred securities                       --            --           --       19,556           --
Shareholders' equity (deficit)           (4,241)       16,721       13,196       88,772       74,588


(1) During the second quarter of 2002, we approved and began implementing plans to exit one of our distribution facilities and to reduce our overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance was $0.4 million, and encompassed eight employee terminations. The total estimated exit costs were comprised of approximately $0.2 million related to employee involuntary termination benefits, and approximately $0.2 million related to lease termination costs. Accordingly, we incurred and recorded a facility closing and severance expense of approximately $0.4 million in 2002.

     During the third quarter of 2002, we approved and began implementing plans to exit certain of our distribution facilities and to reduce our overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance was $2.3 million, and encompassed approximately 100 employee terminations. The total estimated exit costs were comprised of approximately $1.7 million related to employee involuntary termination benefits, approximately $0.4 million related to lease termination costs, and approximately $0.2 million related to other post-closing maintenance costs. Accordingly, we incurred and recorded a facility closing and severance expense of $2.3 million in 2002.

     During the fourth quarter of 2002, we approved and began implementing plans to reduce our overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the severance was $2.5 million, and encompassed approximately 80 employee terminations. Accordingly, we incurred and recorded severance expense of $2.5 million during the fourth quarter of 2002.

     During 2001, we approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce our overall headcount. As a result of the continued implementation of the plans, we have incurred approximately $0.2 million of facility closing and severance expense in 2002, which is related primarily to facility relocation of operations, which are required to be expensed as incurred rather than accrued in advance.

     The total expense related to the above activities in 2002 of approximately $5.4 million was comprised of $4.4 million of employee involuntary termination benefits, approximately $0.6 million of lease termination costs, and approximately $0.4 million of other post-closing maintenance costs.

(2) In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

     We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

(3) During the second quarter of 2001, we approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce our overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closures and severance was approximately $5.7 million and the estimated number of employee terminations was approximately 400. The total estimated exit costs are comprised of approximately $2.4 million related to employee involuntary termination benefits, approximately $0.7 million related to lease termination costs, approximately $1.1 million related to relocation of operations and approximately $1.5 million related to other post-closing maintenance costs. Accordingly, we recorded a facility closing and severance expense of approximately $5.7 million in 2001.

     During the fourth quarter of 2001, we approved and began implementing a plan to exit one additional manufacturing facility and further reduce our overall headcount in order to keep our cost structure in alignment with our net sales. The total anticipated cost of the facility closure and severance was $1.7 million, and was to encompass approximately 100 employee terminations. The total estimated costs were comprised of approximately $1.3 million related to employee involuntary termination benefits, approximately $0.1 million related to lease termination costs and approximately $0.3 million related to other post-closing maintenance costs. Accordingly, we recorded a facility closing and severance expense of approximately $1.7 million in 2001.

     The total expense related to the above activities in 2001 of approximately $7.4 million was comprised of approximately $3.7 million of employee involuntary termination benefits, approximately $0.8 million of lease termination costs, approximately $1.1 million related to relocation of operations, and approximately $1.8 million of other post-closing maintenance costs.

(4) During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. In conjunction with the consolidation, two of our facilities were closed. Accordingly, a facility closing and severance expense of approximately $2.5 million was recorded during 2000, of which approximately $0.4 million related to idle machinery and equipment write-offs, and approximately $2.1 million related to future lease payments and employee severance.

(5) Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14.0 million were awarded against Symons in January 1999. In ruling on post-trial motions in April 1999, the Judge dismissed EFCO's claim of intentional interference with contractual relations, but increased the damages awarded to EFCO by $0.1 million and enjoined both parties from engaging in certain conduct.

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

     In October 2000, Symons satisfied the judgment of $14.1 million, post-judgment interest of $1.1 million, and defense costs of $0.1 million, by payment to EFCO from our cash on hand and from our revolving credit facility.

(6) During June 2000, in connection with the recapitalization, we refinanced our existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The Company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security. As a result we recorded an extraordinary loss of $4.8 million, comprised of the following:

     Expense deferred financing costs on previous long-term debt           $  2.7
     Prepayment premium on extinguishments of long-term debt and
       interest rate swap agreements                                          0.5
     Expense issuance costs on Company-obligated mandatorily redeemable
       convertible trust preferred securities                                 1.7
     Prepayment premium on conversion of Company-obligated mandatorily
       redeemable convertible trust preferred securities into debentures      2.1
     Financing cost for unused long-term debt commitment                      0.8
                                                                           ------
                                                                              7.8
     Income tax benefit                                                      (3.0)
                                                                           ------
     Extraordinary loss                                                    $  4.8
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

     In June 1998, The Transportation Equity Act for the 21st Century, known as "TEA-21" was enacted. TEA-21 authorized $218 billion in federal spending on highway and infrastructure projects through the year 2003 and represented a 44% increase over the 1991 Intermodal Surface Transportation Act, the previous six-year federal program. At a minimum, $162 billion of the $218 billion has been allocated to highway and bridge programs. Our paving products business unit began to benefit from TEA-21 during the second half of 1999 and we have continued to see these benefits through 2002.

     On March 21, 2003, the U.S. Senate approved a fiscal year 2004 budget resolution amendment that would provide an increase in federal highway and transit investment in 2003 with the reauthorization of TEA-21. The Senate Environment and Public Works (EPW) Committee recommended an investment of $255 billion, along with $56 billion for transit, over a six-year period.

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

CONCRETE FORMING SYSTEMS (SYMONS(R))

     Our concrete forming systems business unit derives its revenues from the sale and rental of engineered, reusable modular systems and related accessories to independent distributors and contractors. Sales of concrete forming systems and specific consumables represent approximately 68% of the revenues of this business unit, and rentals represent the remaining 32%. Rental equipment also can be sold as used equipment. The business unit's products include systems with steel frames and a plywood face, also known as Steel-Ply(R), and systems that use steel in both the frame and face. All-steel forming systems are characterized by larger, project-driven orders, which increases backlog relative to the Steel-Ply(R) forms which are held in inventory for rental and sale. Our concrete forming systems business unit manufactures and assembles Steel-Ply(R) forms and outsources some of the manufacturing involved in all-steel forms. This outsourcing strategy allows us to fulfill larger orders without increased overhead. Cost of sales for our concrete forming systems business unit consists primarily of purchased steel, specialty plywood, and other raw materials; depreciation and maintenance of rental equipment, inter-facility freight and the costs associated with manufacturing, assembly and overhead.

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

ACQUISITIONS

     We have completed four acquisitions since the beginning of 2000. These are summarized in the following table:

                                                                 Purchase Price
Date              Business Acquired     Business Unit            (in millions)
----              -----------------     -------------            --------------
February 2000     Polytite              Concrete Accessories        $  1.6
July 2000         Conspec               Concrete Accessories          24.3
January 2001      Aztec                 Concrete Accessories          32.8
June 2001         BarLock               Concrete Accessories           9.9

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percentage of net sales for the periods indicated.

                                                                        2002         2001         2000
                                                                        -----        -----        -----
Net sales                                                               100.0%       100.0%       100.0%
Cost of sales                                                            65.9         64.6         62.4
                                                                        -----        -----        -----
Gross profit                                                             34.1         35.4         37.6
Selling, general and administrative expenses                             24.1         24.8         25.2
Facility closing and severance expenses                                   1.4          1.9          0.7
Amortization of goodwill and intangibles                                  0.2          1.0          0.7
                                                                        -----        -----        -----
Total operating expenses                                                 25.7         27.7         26.6
                                                                        -----        -----        -----
Income from operations                                                    8.4          7.7         11.0
Interest expense, net                                                     9.0          8.9          6.1
Non-recurring item - lawsuit judgment                                      --           --          4.2
Loss on disposals of property, plant, and equipment                       0.3           --           --
Other expense, net                                                         --           --          0.1
                                                                        -----        -----        -----
Income (loss) before provision (benefit) for income taxes,
     extraordinary item and cumulative effect of change in
     accounting principle                                                (0.9)        (1.2)         0.6
Provision (benefit) for income taxes                                     (0.1)        (0.3)         0.4
                                                                        -----        -----        -----
Income (loss) before extraordinary item and cumulative effect of
     change in accounting principle                                      (0.8)        (0.9)         0.2
Extraordinary loss, net of income tax benefit                              --           --         (1.3)
                                                                        -----        -----        -----
Loss before cumulative effect of change in accounting principle          (0.8)        (0.9)        (1.1)
Cumulative effect of change in accounting principle, net of
    income tax benefit                                                   (4.5)        --             --
                                                                        -----        -----        -----
Net loss                                                                 (5.3)        (0.9)        (1.1)
Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                                 --           --          0.2
                                                                        -----        -----        -----
Net loss available to common shareholders                                (5.3)%       (0.9)%       (1.3)%
                                                                        =====        =====        =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net Sales

     Our 2002 net sales were $378.3 million, a 3.9% decrease from $393.7 million in 2001.

     The following table summarizes our net sales by segment for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                              2002                      2001
                                  ------------------------     -----------------------
                                                    (IN THOUSANDS)
                                  NET SALES           %        NET SALES           %         % CHANGE
                                  ---------         -----      ---------         -----       --------
Concrete accessories .......      $ 209,799          55.4%     $ 223,919          56.9%       (6.3)%
Concrete forming systems ...        126,941          33.6        133,530          33.9        (4.9)
Paving products ............         57,123          15.1         51,378          13.0        11.2
Intersegment eliminations ..        (15,579)         (4.1)       (15,127)         (3.8)        3.0
                                  ---------         -----      ---------         -----
         Net sales .........      $ 378,284         100.0%     $ 393,700         100.0%       (3.9)%
                                  =========         =====      =========         =====


     Net sales of concrete accessories decreased by 6.3% to $209.8 million in 2002 from $223.9 million in 2001. This decrease was primarily due to unfavorable volume and pricing as the concrete accessories markets were weaker in 2002 compared to 2001.

     Net sales of concrete forming systems decreased by 4.9% to $126.9 million in 2002 from $133.5 million in 2001 due to unfavorable rental revenues and pricing as the concrete forming systems markets were weaker in 2002 compared to 2001.

     Net sales of paving products increased by 11.2% to $57.1 million in 2002 from $51.4 million in 2001 due to an increase in volume as a result of new marketing initiatives implemented in 2002 and the continued benefit from the Transportation Equity Act for the 21st Century, known as TEA-21.

     Gross Profit

     Gross profit for 2002 was $128.9 million, a $10.4 million decrease from the $139.3 million reported for 2001. This was primarily due to the unfavorable volume and pricing discussed previously. In addition, a change in accounting estimate relating to the depreciable lives of a portion of the rental fleet reduced 2002 gross profit by $2.0 million. These were partially offset by the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans. Gross profit was 34.1% of sales in 2002, decreasing from 35.4% in 2001. The decrease from 2001 was due to the unfavorable sales volume and pricing, a higher mix of lower gross profit paving products, a lower mix of higher gross profit concrete forming systems and concrete accessories products, a lower mix of higher gross profit rental revenues and higher medical and insurance costs. These were partially offset by a higher mix of sales of higher gross profit used rental fleet in the concrete forming systems segment, and the cost savings realized from the implementation of the 2001 and 2002 facility closing and severance plans.

     Operating Expenses

     Our selling, general, and administrative expenses ("SG&A expenses") decreased $6.3 million to $91.2 million in 2002 from $97.5 million in 2001, as a result of the cost reduction initiatives implemented by management in 2001 and 2002.

     During the second quarter of 2002, the Company approved and began implementing plans to exit one of its distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was approximately $0.4 million, and encompassed eight employee terminations. The total estimated exit costs were comprised of approximately $0.2 million related to employee involuntary termination benefits, and approximately $0.2 million related to lease termination costs. Accordingly, the Company incurred and recorded a facility closing and severance expense of approximately $0.4 million in 2002.

     During the third quarter of 2002, the Company approved and began implementing plans to exit certain of its distribution facilities and to reduce overall Company headcount to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $2.3 million, and encompassed approximately 100 employee terminations. The total estimated exit costs were comprised of approximately $1.7 million related to employee involuntary termination benefits, approximately $0.4 million related to lease termination costs, and approximately $0.2 million related to other post-closing maintenance costs. Accordingly, the Company incurred and recorded a facility closing and severance expense of $2.3 million in 2002.

     During the fourth quarter of 2002, the Company approved and began implementing plans to reduce overall Company headcount to keep its cost structure in alignment with its net sales. The total anticipated cost of the severance was $2.5 million, and encompassed approximately 80 employee terminations. Accordingly, the Company incurred and recorded severance expense of $2.5 million in the fourth quarter of 2002.

     During 2001, the Company approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall Company headcount. As a result of the continued implementation of the plans, the Company has incurred approximately $0.2 million of facility closing and severance expense in 2002, which is related primarily to facility relocation of operations, which are required to be expensed as incurred rather than accrued in advance.

     The total expense related to the above activities in 2002 of approximately $5.4 million was comprised of $4.4 million of employee involuntary termination benefits, approximately $0.6 million of lease termination costs, and approximately $0.4 million of other post-closing maintenance costs.

     During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was approximately $5.7 million and the estimated number of employee terminations was approximately 400. The total estimated exit costs are comprised of approximately $2.4 million related to employee involuntary termination benefits, approximately $0.7 million related to lease termination costs, approximately $1.1 million related to relocation of operations and approximately $1.5 million related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $5.7 million in 2001.

     During the fourth quarter of 2001, the Company approved and began implementing a plan to exit one additional manufacturing facility and further reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $1.7 million, and encompassed approximately 100 employee terminations. The total estimated costs are comprised of approximately $1.3 million related to employee involuntary termination benefits, approximately $0.1 million related to lease termination costs and approximately $0.3 million related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $1.7 million in 2001.

     The total expense related to the above activities in 2001 of approximately $7.4 million was comprised of approximately $3.7 million of employee involuntary termination benefits, approximately $0.8 million of lease termination costs, approximately $1.1 million related to relocation of operations, and approximately $1.8 million of other post-closing maintenance costs.


     Below is a summary of the amounts charged against the facility closing and severance reserves in 2002 and 2001:

                                            Year Ended         Year Ended
                                        December 31, 2002   December 31, 2001
                                        -----------------   -----------------

Beginning Balance                           $  2.9              $  1.9

Facility Closing and Severance Expense         5.4                 7.4

Items Charged Against Reserve:
   Involuntary Termination Benefits           (3.0)               (2.4)
   Lease Termination Costs                    (0.6)               (1.3)
   Relocation of Operations                   (0.3)               (1.1)
   Other Post-closing Costs                   (1.0)               (1.6)
                                            ------              ------
Ending Balance                              $  3.4              $  2.9
                                            ======              ======

     Amortization of goodwill and intangibles decreased $3.3 million to $0.6 million in 2002 from $3.9 million in 2001, due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This statement precludes amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

     Other Expenses

     Interest expense decreased to $34.0 million in 2002 from $35.0 million in 2001 primarily due to lower interest rates in 2002.

     The loss on disposals of property, plant and equipment was $1.1 million in 2002, which related to the write-off of certain assets that were disposed of in conjunction with our facility closing plans.

     Income (Loss) Before Provision (Benefit) for Income Taxes, and Cumulative Effect of Change in Accounting Principle

     The loss before income taxes and cumulative effect of change in accounting principle in 2002 was $(3.5) million as compared to $(4.7) million in 2001, and was comprised of the following:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                             -----------------------
                                                               2002           2001
                                                             --------       --------
                                                                 (IN THOUSANDS)
Concrete accessories ......................................  $ 13,315       $ 14,684
Concrete forming systems ..................................    (1,762)        (5,637)
Paving products ...........................................       296            224
Intersegment eliminations .................................    (8,646)        (8,050)
Corporate .................................................    (6,712)        (5,874)
                                                             --------       --------
     Loss before benefit for income taxes, and cumulative
     effect of change in accounting principle                $ (3,509)      $ (4,653)
                                                             ========       ========


     Concrete accessories' income before provision for income taxes of $13.3 million in 2002 decreased from $14.7 million in 2001, due to the unfavorable sales volume and pricing. In addition, concrete accessories recorded a loss on disposals of property, plant and equipment of $1.1 million in 2002, which resulted from our facility closing and severance plans. These were partially offset by the benefit of the cost reductions implemented by management, lower amortization expense with the adoption of SFAS No. 142, lower facility closing and severance expenses, and lower interest expense as a result of lower interest rates in 2002 compared to 2001.

     Concrete forming systems' loss before income taxes was $(1.8) million in 2002 compared to a loss of $(5.6) million in 2001. This was due to the benefit of the cost reduction initiatives implemented by management, lower interest expense as a result of lower interest rates, and the increased sales of higher gross profit used rental fleet. These were partially offset by the decreased sales volume, unfavorable pricing and unfavorable mix of lower rental revenues in the existing business due to weaker markets in 2002 compared to 2001.

     Income before provision for income taxes from paving products increased to $0.3 million in 2002 from $0.2 million in 2001. This was due to the benefit of the increased net sales volume in 2002, lower amortization expense with the adoption of SFAS No. 142, and lower facility closing and severance expenses in 2002 compared to 2001. These were partially offset by an unfavorable mix of product sales, and higher interest expense as a result of higher average borrowings in 2002. The increase in average borrowings was due primarily to increased spending on the construction of the new manufacturing facility in Birmingham, Alabama.

     Corporate expenses increased to $6.7 million in 2002 from $5.9 million in 2001 due to higher facility closing and severance expenses, higher consulting fees associated with the facility closing and severance plans, higher insurance costs and selective additions to the management team in 2002.

     Elimination of gross profit on intersegment sales increased to $8.6 million in 2002 from $8.1 million in 2001 due to higher intersegment sales.

     Net Income (Loss) Before Cumulative Effect of Change in Accounting
Principle

     The effective tax rate in 2002 was 11.0%, which is different from the statutory rate, primarily due to the unfavorable impact of permanent book/tax differences. The net loss before cumulative effect of change in accounting principle for 2002 was $3.1 million compared to a loss of $3.5 million in 2001 due to the factors described above.

     Cumulative Effect of Change in Accounting Principle

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, " Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

     We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations or our cash flow. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

     The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                                      Year Ended
                                                              December 31,   December 31,
                                                                  2002          2001
                                                              ------------   ------------

Net loss before cumulative effect of change in accounting
  principle, as reported                                       $(3,123)       $(3,474)
Amortization of goodwill, net of tax benefit                        --          3,375
                                                               -------        -------
Net loss before cumulative effect of change in accounting
  principle, as adjusted                                       $(3,123)       $   (99)
                                                               =======        =======

     Net Loss

     The net loss for 2002 was $20.3 million compared to a loss of $3.5 million in 2001 due to the factors described above.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Sales

     Our 2001 net sales reached a record $393.7 million, a 7.0% increase from $367.8 million in 2000.

     The following table summarizes our net sales by segment for the periods indicated:

                                              YEARS ENDED DECEMBER 31,
                                  -------------------------------------------
                                         2001                    2000
                                  -------------------     -------------------
                                               (IN THOUSANDS)
                                  NET SALES      %        NET SALES      %       % CHANGE
                                  ---------    -----      ---------    -----     ---------
Concrete accessories .......      $ 223,919     56.9%     $ 201,833     54.9%     10.9%
Concrete forming systems ...        133,530     33.9        136,456     37.1      (2.1)
Paving products ............         51,378     13.0         42,985     11.7      19.5
Intersegment eliminations ..        (15,127)    (3.8)       (13,429)    (3.7)     12.6
                                  ---------    -----      ---------    -----
         Net sales .........      $ 393,700    100.0%     $ 367,845    100.0%      7.0%
                                  =========    =====      =========    =====

     Net sales of concrete accessories increased by 10.9% to $223.9 million in 2001 from $201.8 million in 2000. This increase was primarily due to the acquisitions of Aztec, which contributed $18.3 million, and BarLock, which contributed $4.5 million. This was partially offset by decreases in the existing business due to the Company's weaker markets in 2001 compared to 2000.

     Net sales of concrete forming systems decreased by 2.1% to $133.5 million in 2001 from $136.5 million in 2000 due primarily to a reduction in purchasing of forms resulting from the Company's weaker markets in 2001 compared to 2000.

     Net sales of paving products increased by 19.5% to $51.4 million in 2001 from $43.0 million in 2000 due to an increase in volume as a result of TEA-21, and the increased presence in California following the opening in late 2000 of a new manufacturing facility in Modesto, California.

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

     During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was approximately $5.7 million and the estimated number of employee terminations was approximately 400. The total estimated exit costs are comprised of approximately $2.4 million related to employee involuntary termination benefits, approximately $0.7 million related to lease termination costs, approximately $1.1 million related to relocation of operations and approximately $1.5 million related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $5.7 million in 2001.

     During the fourth quarter of 2001, the Company approved and began implementing a plan to exit one additional manufacturing facility and further reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $1.7 million, and was to encompass approximately 100 employee terminations. The total estimated costs are comprised of approximately $1.3 million related to employee involuntary termination benefits, approximately $0.1 million related to lease termination costs and approximately $0.3 million related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $1.7 million in 2001.

     The total expense related to the above activities in 2001 of approximately $7.4 million was comprised of approximately $3.7 million of employee involuntary termination benefits, approximately $0.8 million of lease termination costs, approximately $1.1 million related to relocation of operations, and approximately $1.8 million of other post-closing maintenance costs. Below is a summary of the amounts charged against the facility closing and severance reserve in 2001:

                                            Year Ended          Year Ended
                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------
Beginning Balance                           $  1.9                $   --

Facility Closing and Severance Expense         7.4                   2.1

Items Charged Against Reserve:
   Involuntary Termination Benefits           (2.4)                   --
   Lease Termination Costs                    (1.3)                   --
   Relocation of Operations                   (1.1)                   --
   Other Post-closing Costs                   (1.6)                 (0.2)
                                            ------                ------
Ending Balance                              $  2.9                $  1.9
                                            ======                ======


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

     Income (Loss) Before Provision (Benefit) for Income Taxes and Extraordinary Item

     The loss before income taxes and extraordinary item in 2001 was $(4.7) million as compared to income of $2.1 million in 2000, and was comprised of the following:

                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                                     ------------------------
                                                                       2001           2000
                                                                     --------       --------
                                                                          (IN THOUSANDS)
Concrete accessories ..............................................  $ 14,684       $ 18,098
Concrete forming systems ..........................................    (5,637)        (5,546)
Paving products ...................................................       224          2,363
Intersegment eliminations .........................................    (8,050)        (6,970)
Corporate .........................................................    (5,874)        (5,797)
                                                                     --------       --------
     Income (loss) before  provision  (benefit) for income taxes
     and extraordinary item                                          $ (4,653)      $  2,148
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

LIQUIDITY AND CAPITAL RESOURCES

     Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, and amounts available under our revolving credit facility.

     Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity.

     Net cash (used in) provided by operating activities for 2002 and 2001 was ($17.3 million) and $8.2 million, respectively.

     Our investing activities consisted of net proceeds from the sale of fixed assets and rental equipment of $8.0 million in 2002, compared to net capital expenditures of $12.9 million in 2001.

     Our capital expenditures in 2002 included additions to the rental fleet of $18.4 million and net property, plant, and equipment additions of $9.3 million, offset by $35.6 million of proceeds from sales of rental equipment.

     As of December 31, 2002, our long-term debt consisted of the following:

Revolving credit facility, weighted average interest rate of 6.0%                      $ 10.1
Acquisition credit facility, weighted average interest rate of 4.6%                       9.2
Term Loan Tranche A, weighted average interest rate of 4.6%                              19.4
Term Loan Tranche B, weighted average interest rate of 5.2%                              97.5
Senior Subordinated Notes, interest rate of 13.0%                                       170.0
Debt discount on Senior Subordinated Notes                                              (10.4)
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%        1.1
Capital lease obligation                                                                  2.5
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                  0.1
                                                                                       ------
Total long-term debt                                                                    299.5
Less current portion                                                                     (7.0)
                                                                                       ------
Long-term portion                                                                      $292.5
                                                                                       ======

     At December 31, 2002, of the $50.0 million revolving credit facility that was available to us, $10.1 million of borrowings were outstanding, along with $8.7 million of letters of credit, with the remaining $31.2 million available for borrowing. Approximately $9.2 million of the $30.0 million acquisition facility had been drawn and was outstanding. Of the $23.5 million tranche A facility, $22.3 million had been drawn and $19.4 million was outstanding at December 31, 2002. All of the $98.5 million tranche B facility had been drawn and approximately $97.5 million was outstanding at December 31, 2002.

     Our long-term debt borrowings, net of repayments for the year ended December 31, 2002 were $3.9 million.

     As part of our continuing procurement cost reduction program, we entered into a sale/leaseback transaction for our forklift fleet. In conjunction with this transaction, we received $2.3 million in proceeds from the sale with an initial capital lease obligation of $1.7 million. Subsequent purchases of forklifts under capital leases were $1.0 million, and the outstanding balance at December 31, 2002 was $2.5 million.

     The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     At December 31, 2002, working capital was $65.8 million, compared to $56.9 million at December 31, 2001. The increase in our working capital is due to higher accounts receivable as we used our ability to selectively extend terms to our stronger customers in order to minimize price erosion and maintain market share. Prepaid income taxes and future income tax benefits combined increased due to the taxable losses incurred in 2002. Accounts payable decreased from 2001 due to the timing of receipt and payment for raw materials. Accrued liabilities in total decreased from 2001 to 2002 due primarily to the timing of insurance payment and payments on liabilities assumed from acquisitions. In addition, required accruals have decreased in conjunction with the lower net sales volumes and the reductions in number of facilities and headcount as a result of our facility closing and severance plans.

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

SEASONALITY

     Our operations are seasonal, with approximately 55% of sales historically occurring in the second and third quarters of the year. Our working capital and borrowings fluctuate with the volume of our sales.

INFLATION

     We do not believe inflation has had a significant impact on our operations over the past three years. In the past, we have been able to pass along to our customers a portion of increases in the price of steel (our principal raw material). We may not be able to pass on steel price increases in the future.

CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, insurance reserves, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     INVENTORIES - The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

     RENTAL EQUIPMENT - Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line method.

     INCOME TAXES - The Company has generated deferred tax assets or liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax assets will be fully realized. The Company records liabilities relating to income taxes utilizing known obligations and estimates of potential obligations.

     REVENUE RECOGNITION - We recognize revenue from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer or, at the customer's written request and where the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer's business and where risk of ownership has passed to the buyer, the goods are set-aside in storage and the Company does not retain any specific performance obligations such that the earning process is not complete. For transactions where we have not obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied. On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

     INSURANCE RESERVES - The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material. No material revisions were made to the estimates for the years ended December 31, 2002, 2001 and 2000.

     PENSION LIABILITIES - Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. Such assumptions include the discount rate, rate of increase in compensation levels, and the expected long-term rate of return on the related assets.

     ACCOUNTS RECEIVABLE ALLOWANCE - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     RESERVE FOR CONTINGENCIES - We have other loss exposures, such as restructuring liabilities and litigation. Establishing loss reserves for these matters requires us to estimate and make judgments in regards to risk exposure and ultimate liability. We establish accruals for these exposures; however, if our exposure exceeds our estimates we could be required to record additional charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Recent Accounting Pronouncements are discussed in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

COMMITMENTS

     Scheduled payments of long-term debt, future minimum lease payments under capital leases, and future lease payments under non-cancelable operating leases at December 31, 2002 were as follows:

                 Long-term     Capital    Operating     Sale-
    Year            Debt       Leases      Leases      Leaseback        Total
----------       ---------     -------    ---------    ---------      --------

   2003          $  6,283      $  796      $ 4,478       $ 175        $ 11,732
   2004             9,639         707        3,262           -          13,608
   2005            11,491         558        2,540           -          14,589
   2006            31,683         414        2,048           -          34,145
   2007            47,034         274          587           -          47,895
Thereafter        201,273         149           85           -         201,507
                 --------      ------      -------       -----        --------
                 $307,403      $2,898      $13,000       $ 175        $323,476

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of December 31, 2002, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of:

     -    $170.0 million of Senior Subordinated Notes;

     -    $202.0 million credit facility, consisting of:

          - $50.0 million revolving credit facility, $10.1 million of which was outstanding at December 31, 2002;

          - $30.0 million acquisition facility, $9.2 million of which was drawn and outstanding at December 31, 2002;

          - $23.5 million term loan tranche A, $22.3 million of which has been drawn and $19.4 million was outstanding at December 31, 2002; and

          - $98.5 million term loan tranche B, all of which has been drawn and $97.5 million was outstanding at December 31, 2002;

     -    $2.5 million in capital lease obligations

     -    $1.2 million in other fixed-rate, long term debt.

     Our $170.0 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The net book value of the notes at December 31, 2002 was $159.6 million. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $146.2 million as of December 31, 2002.

     Our $202.0 million credit facility has several interest rate options which reprice on a short-term basis. Accordingly, the fair value of the credit facility approximates its $136.2 million face value. The weighted average interest rate as of December 31, 2002 was 5.1%.

     Our other long-term debt at December 31, 2002 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.8 million, and a $0.1 million, 7% loan due in annual installments of $31,500 per year with an estimated fair value as of December 31, 2002 of $0.1 million.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Dayton Superior Corporation
Dayton, Ohio

We have audited the accompanying consolidated balance sheet of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries (the "Company") as of December 31, 2002, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule as of December 31, 2001, and for each of the two years in the period then ended, before the revisions described in Note 3(d) and Note 14 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly in all material respects, the information set forth therein, in their report dated January 25, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3(d) to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the consolidated financial statements of Dayton Superior Corporation and Subsidiaries as of December 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows: (a) as described in Note 3(d), these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3(d) with respect to 2001 and 2000 included (i) comparing the previously reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and (b) as described in Note 14, these consolidated financial statements and related notes as of December 31, 2001 and for the two years in the period ended December 31, 2001, have been revised to provide disaggregations of certain financial statement amounts and note disclosures. Our audit procedures with respect to the financial statement amounts and note disclosures described in Note 14 included (i) comparing the previously reported amounts to the Company's underlying records obtained from management and (ii) testing the mathematical accuracy of the disaggregation. In our opinion, such disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures. Accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


Deloitte & Touche LLP


Dayton, Ohio
February 14, 2003

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

                                                       ARTHUR ANDERSEN LLP


Cincinnati, Ohio
January 25, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

NOTE: The consolidated financial statements as of December 31, 2001 and for the two years in the period then ended have been revised to include: (i) the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Note 3(d)) and (ii) disaggregations of certain financial statement amounts and note disclosures (see
Note 14). The report of Arthur Andersen LLP presented above does not extend to these changes.

                  Dayton Superior Corporation And Subsidiaries
                          Consolidated Balance Sheets
                                As of December 31
                  (Amounts in thousands, except share amounts)

ASSETS (Note 4)                                                                      2002           2001
                                                                                   ---------      ---------
Current assets:
   Cash                                                                            $   2,404      $   4,989
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $4,861 and $7,423                                61,165         51,628
   Inventories (Note 3)                                                               47,911         47,900
   Prepaid expenses and other current assets                                           7,054          9,637
   Prepaid income taxes                                                                4,009          1,225
   Future income tax benefits (Notes 3 and 8)                                          6,194          7,962
                                                                                   ---------      ---------
       Total current assets                                                          128,737        123,341
                                                                                   ---------      ---------
Rental equipment, net (Note 3)                                                        63,160         71,323
                                                                                   ---------      ---------
Property, plant and equipment (Note 3)
   Land and improvements                                                               5,536          5,860
   Building and improvements                                                          26,268         26,461
   Machinery and equipment                                                            72,042         67,731
                                                                                   ---------      ---------
                                                                                     103,846        100,052
   Less accumulated depreciation                                                     (42,600)       (39,931)
                                                                                   ---------      ---------
       Net property, plant and equipment                                              61,246         60,121
                                                                                   ---------      ---------
Goodwill (Notes 2 and 3)                                                             107,328        126,810
Intangible assets, net of accumulated amortization (Notes 2 and 3)                     8,405          9,816
Other assets                                                                           5,095          5,432
                                                                                   ---------      ---------
          Total assets                                                             $ 373,971      $ 396,843
                                                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt (Note 4)                                      $   6,991      $   5,001
   Accounts payable                                                                   25,667         27,340
   Accrued compensation and benefits                                                  20,948         19,935
   Other accrued liabilities                                                           9,380         14,122
                                                                                   ---------      ---------
       Total current liabilities                                                      62,986         66,398
Long-term debt (Note 4)                                                              292,545        286,945
Deferred income taxes (Notes 3 and 8)                                                 11,919         13,365
Other long-term liabilities (Note 7)                                                  10,762         13,414
                                                                                   ---------      ---------
       Total liabilities                                                             378,212        380,122
                                                                                   ---------      ---------
Commitments and contingencies (Note 10)
Shareholders' equity (deficit) (Note 6)
   Class A common shares; no par value; 5,000,000 shares authorized;
     4,043,857 and 4,026,402 shares issued and 4,010,160 and
     3,997,114 shares outstanding                                                    102,525        102,044
   Loans to shareholders                                                              (2,878)        (3,030)
   Class A treasury shares, at cost, 36,747 and 29,288 shares in 2002 and 2001        (1,184)          (979)
   Cumulative other comprehensive loss                                                (1,716)          (589)
   Accumulated deficit                                                              (100,988)       (80,725)
                                                                                   ---------      ---------
       Total shareholders' equity (deficit)                                           (4,241)        16,721
                                                                                   ---------      ---------
           Total liabilities and shareholders' equity (deficit)                    $ 373,971      $ 396,843
                                                                                   =========      =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
                             Years Ended December 31

                             (Amounts in thousands)

                                                                               2002          2001          2000
                                                                            ---------      ---------      ---------
Net sales (Note 3)                                                          $ 378,284      $ 393,700      $ 367,845
Cost of sales                                                                 249,408        254,430        229,523
                                                                            ---------      ---------      ---------
   Gross profit                                                               128,876        139,270        138,322
Selling, general and administrative expenses                                   91,221         97,532         92,941
Facility closing and severance expenses (Note 11)                               5,399          7,360          2,517
Amortization of goodwill and intangibles                                          603          3,912          2,508
                                                                            ---------      ---------      ---------
   Income from operations                                                      31,653         30,466         40,356
Other expenses
   Interest expense                                                            33,967         35,024         22,574
   Non-recurring item - lawsuit judgment (Note 10b)                                --             --         15,341
   Loss on disposals of property, plant and equipment                           1,115             --             --
   Other expense                                                                   80             95            293
                                                                            ---------      ---------      ---------
   Income (loss) before provision (benefit) for income taxes, extraordinary item and cumulative effect of change in
      accounting principle                                                     (3,509)        (4,653)         2,148
Provision (benefit) for income taxes (Note 8)                                    (386)        (1,179)         1,471
                                                                            ---------      ---------      ---------
   Income (loss) before extraordinary item and cumulative effect of
     change in accounting principle                                            (3,123)        (3,474)           677
Extraordinary loss, net of income tax benefit of $2,949 (Note 1)                   --             --         (4,812)
                                                                            ---------      ---------      ---------
   Loss before cumulative effect of change in accounting principle             (3,123)        (3,474)        (4,135)
Cumulative effect of change in accounting principle, net of income tax
     benefit of $2,754 (Note 3d)                                              (17,140)            --             --
                                                                            ---------      ---------      ---------
Net loss                                                                      (20,263)        (3,474)        (4,135)
Dividends on Company-obligated mandatorily redeemable convertible trust
   preferred securities, net of income tax benefit of $389                         --             --            583
                                                                            ---------      ---------      ---------
   Net loss available to common shareholders                                $ (20,263)     $  (3,474)     $  (4,718)
                                                                            =========      =========      =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)
                  Years Ended December 31, 2002, 2001, and 2000
                  (Amounts in thousands, except share amounts)

                                          Class A                             Class A                      Retained
                                       Common Shares                      Treasury Shares      Other       Earnings
                                  ----------------------   Loans to      ----------------- Comprehensive (Accumulated
                                   Shares        Amount  Shareholders    Shares    Amount      Loss        Deficit)      Total
                                  ---------  ---------   ------------    ------    -------    -------    ------------   --------
Balance as
  December 31, 1999               5,962,200  $  47,417           --      19,017    $  (387)   $  (254)     $  41,996    $ 88,772
Net loss                                                                                                      (4,135)     (4,135)
Dividends on Company-
  obligated mandatorily
  redeemable convertible
  trust preferred securities                                                                                    (583)       (583)
Foreign currency translation                                                                      (86)                       (86)
adjustment
Exercise of stock options,
  net                               344,353      5,106       (2,039)                                                       3,067
Retirement of Class A
  treasury shares                   (19,017)      (349)                 (19,017)       387                       (38)         --
Issuance of Class A common
  shares and warrants, net
  of issuance costs               3,492,205     90,477                                                                    90,477
Redemption of Class A
  common shares                  (6,085,751)   (49,825)                                                     (114,491)   (164,316)
                                 ----------  ---------    ---------    --------    -------    -------      ---------    --------
Balances at December 31, 2000     3,693,990     92,826       (2,039)         --         --       (340)       (77,251)     13,196
Net loss                                                                                                      (3,474)     (3,474)
Foreign currency translation                                                                     (249)                      (249)
adjustment
Issuance of Class A
  common shares                     323,278      8,986         (909)                                                       8,077
Purchase of Class A
  treasury shares                                                51      29,288       (979)                                 (928)
Exercise of stock options, net        9,134        232         (133)                                                          99
                                 ----------  ---------    ---------    --------    -------    -------      ---------    --------
Balances at December 31, 2001     4,026,402  $ 102,044    $  (3,030)     29,288    $  (979)   $  (589)     $ (80,725)   $ 16,721
Net loss                                                                                                     (20,263)    (20,263)
Foreign currency translation                                                                       92                         92
adjustment
Change in minimum pension
  liability (net of income
  tax benefit of $151)                                                                         (1,219)                    (1,219)

Issuance of Class A
  common shares                      17,455        481         (350)                                                         131
Purchase of Class A
  common shares                                                           7,459       (205)                                 (205)
Repayments of loans to
  shareholders                                                  502                                                          502
                                 ----------  ---------    ---------    --------    -------    -------      ---------    --------
Balance at December 31, 2002      4,043,857  $ 102,525    $  (2,878)     36,747    $(1,184)   $(1,716)     $(100,988)   $ (4,241)
                                 ==========  =========    =========    ========    =======    =======      =========    ========

     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             Years Ended December 31
                             (Amounts in thousands)

                                                                              2002         2001         2000
                                                                            --------     --------     ---------
Cash Flows From Operating Activities:
   Net loss                                                                 $(20,263)    $ (3,474)    $  (4,135)
   Adjustments to reconcile net loss to net cash provided by  (used in)
    operating activities:
     Extraordinary loss                                                           --           --         4,812
     Cumulative effect of change in accounting principle (Note 3d)            17,140           --            --
     Depreciation                                                             20,850       18,290        12,613
     Amortization of goodwill and intangibles                                    603        3,912         2,508
     Deferred income taxes                                                     3,228       (2,972)         (975)
     Amortization of deferred financing costs, debt discount, and issuance costs on Company-obligated mandatorily redeemable
       convertible trust preferred securities                                  2,335        2,251         1,349
     Net gain on sales of rental equipment and property,
       plant and equipment                                                   (20,851)     (14,184)       (9,846)
   Change in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                      (9,537)       7,348        (7,292)
     Inventories                                                                 (11)      (1,410)       (1,386)
     Prepaid expenses and other assets                                         2,119       (8,533)       (1,441)
     Prepaid income taxes                                                     (2,784)       2,710        (2,713)
     Accounts payable                                                         (1,673)         671         1,549
     Accrued liabilities and other long-term liabilities                      (8,406)       3,614         2,818
                                                                            --------     --------     ---------
           Net cash provided by (used in) operating activities               (17,250)       8,223        (2,139)
                                                                            --------     --------     ---------
Cash Flows From Investing Activities:
     Property, plant and equipment additions                                 (11,277)      (9,924)      (11,678)
     Proceeds from sale of fixed assets                                        2,010          169           195
     Rental equipment additions                                              (18,411)     (25,933)      (18,110)
     Proceeds from sales of rental equipment                                  35,641       22,742        17,309
     Acquisitions (Note 2)                                                        --      (40,850)      (25,054)
     Refund of purchase price on acquisitions                                     --          143         2,148
                                                                            --------     --------     ---------
           Net cash provided by (used in) investing activities                 7,963      (53,653)      (35,190)
                                                                            --------     --------     ---------
Cash Flows From Financing Activities:
     Repayments of long-term debt                                             (4,141)     (48,532)     (122,185)
     Issuance of long-term debt                                                8,050       93,751       239,171
     Proceeds from sale/leaseback transaction                                  2,258           --            --
     Prepayment premium on extinguishments of long-term debt and
       interest rate swap agreements (Note 1)                                     --           --          (476)
     Financing cost on unused long-term debt commitment                           --           --          (750)
     Issuance of common shares, net of issuance costs                            131        5,334        93,544
     Redemption of common shares and purchase of treasury shares                (205)        (928)     (164,316)
     Repayments of loans to shareholders, net                                    502           --            --
     Financing costs incurred                                                     --         (791)       (9,761)
     Dividends on Company-obligated mandatorily redeemable convertible
       trust preferred securities, net of income tax benefit                      --           --          (583)
                                                                            --------     --------     ---------
           Net cash provided by financing activities                           6,595       48,834        34,644
                                                                            --------     --------     ---------
Effect of Exchange Rate Changes on Cash                                          107         (197)          (86)
                                                                            --------     --------     ---------
           Net increase (decrease) in cash                                    (2,585)       3,207        (2,771)
Cash, beginning of year                                                        4,989        1,782         4,553
                                                                            --------     --------     ---------
Cash, end of year                                                           $  2,404     $  4,989     $   1,782
                                                                            ========     ========     =========
Supplemental Disclosures:
     Cash paid (refunded) for income taxes                                  $ (1,149)    $ (1,532)    $   1,494
     Cash paid for interest                                                   31,862       32,348        20,501
     Purchase of equipment on capital lease                                    2,758           --            --
     Issuance of Class A common shares and loans to shareholders                 350          909         2,039
     Conversion of Company-obligated mandatorily redeemable convertible
      trust preferred securities into long-term debt                              --           --        23,375
     Issuance of warrants attached to senior subordinated notes                   --           --         3,166
     Issuance of Class A common shares in conjunction with acquisitions           --        2,842            --

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
                             Years Ended December 31

                             (Amounts in thousands)

                                                      2002         2001        2000
                                                    --------     -------     -------
Net loss                                            $(20,263)    $(3,474)    $(4,135)
Dividends on Company-obligated
   mandatorily redeemable convertible trust
   preferred securities                                   --          --        (583)
Other comprehensive income
     Foreign currency translation adjustment              92        (249)        (86)
     Change in minimum pension liability (net of
       income tax benefit of $151)                    (1,219)         --          --
                                                    --------     -------     -------
Comprehensive loss                                  $(21,390)    $(3,723)    $(4,804)
                                                    ========     =======     =======


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
        (Dollar amounts in thousands, except share and per share amounts)

(1)  The Company

     The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly-owned subsidiaries (collectively referred to as the "Company"). All intercompany transactions have been eliminated.

     The Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 18 manufacturing/distribution plants and 26 service/distribution centers in the United States and Canada. The Company employs approximately 700 salaried and 1,200 hourly personnel, of whom approximately 600 of the hourly personnel and four of the salaried personnel are represented by labor unions. There is one collective bargaining agreement expiring in 2003, covering hourly employees at the Parsons, Kansas facility.

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

     (b) AZTEC CONCRETE ACCESSORIES, INC. - On January 4, 2001, the Company acquired the stock of Aztec Concrete Accessories, Inc. ("Aztec") for approximately $32,800, including acquisition costs. The payment of the purchase price consisted of cash of approximately $29,900 and 105,263 common shares valued at approximately $2,900. The cash portion was funded through the issuance of 189,629 common shares valued at approximately $5,100 to Odyssey Investment Partners Fund, LP and an increase of approximately $24,800 to the credit facility. The business is being operated as part of the Company's concrete accessories business.

          The acquisition has been accounted for as a purchase, and the results of Aztec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $44,000, including goodwill of $35,400) and liabilities assumed (approximately $11,200, including a deferred compensation liability of approximately $7,700). Pro forma financial information is not required as this was not a significant acquisition.

     (c) CONSPEC MARKETING AND MANUFACTURING CO., INC. - On July 17, 2000, the Company acquired all of the stock of Conspec Marketing & Manufacturing Co., Inc., and related entities ("Conspec", now known as Dayton Superior Specialty Chemical Corp.), for $24,300 in cash, including acquisitions costs, a payment of approximately $1,000 in 2001 for a tax election, and net of a working capital reduction of approximately $100 received in 2001. The payments were funded through the Company's credit facility. The business is being operated as part of the Company's concrete accessories business.

          The acquisition has been accounted for as a purchase, and the results of Conspec have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the fair values of the assets acquired (approximately $29,600, including goodwill of $19,500) and liabilities assumed (approximately $5,300). Pro forma financial information is not required as this was not a significant acquisition.

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

(3)  Summary of Significant Accounting Policies

     (a) Inventories - The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of December 31, 2002 and December 31, 2001:

                                         December 31,   December 31,
                                            2002           2001
                                         ------------   ------------
          Raw materials                   $ 15,984       $ 11,581
          Work in progress                   3,069          3,624
          Finished goods                    29,932         34,639
                                          --------       --------
                                            48,985         49,844
          Net realizable value reserve      (1,074)        (1,944)
                                          --------       --------
                                          $ 47,911       $ 47,900
                                          ========       ========

     (b) Rental Equipment - Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. The balances as of December 31, 2002 and 2001 are net of accumulated depreciation of $24,181 and $20,002, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                                        For the year ending
                              -----------------------------------------
                              December 31,  December 31,   December 31,
                                 2002          2001          2000
                              ------------  ------------   ------------
          Rental revenue        $42,801       $54,577       $55,441
          Cost of sales          14,096        12,101         8,889
                                -------       -------       -------
             Gross profit       $28,705       $42,476       $46,552
                                =======       =======       =======

          Effective January 1, 2002, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the useful life of certain items within the rental fleet was shorter than the fifteen-year life previously assigned. The study showed that a three-year life was more appropriate based upon the nature of these products. These products include smaller hardware and accessories that accompany steel forms and the recently introduced European forming systems. As a result of the change, the Company recorded incremental depreciation of approximately $4,000 in 2002, which is reflected in cost of goods sold in the accompanying December 31, 2002 consolidated statement of operations.

          Effective January 1, 2001, the Company changed its accounting estimates relating to the depreciable life of a portion of its rental fleet. The change was based upon a study performed by the Company that showed that the renovation of the plywood surface of certain products within the rental fleet extended the useful life beyond normal repair and maintenance. Accordingly, the Company began capitalizing rather than expensing these renovation related expenditures. Simultaneously, the useful lives of the plywood surface was reduced from fifteen years to three years to match the useful life of the renovation. As a result of the change, the Company recorded incremental depreciation of approximately $2,300 in 2001, which is reflected in cost of goods sold in the accompanying December 31, 2001 consolidated statement of operations.

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

          Included in the cost of property, plant and equipment are assets obtained through capital leases, all included in machinery and equipment. As of December 31, 2002 the cost of assets under capital lease is $2,758, net of accumulated depreciation of $256. Depreciation expense related to machinery and equipment under capital lease was $256 for the period ended December 31, 2002.

     (d) Goodwill and Intangible Assets - Amortization is provided over the term of the loan (7 to 9 years) for deferred financing costs, the term of the agreement (5 years) for non-compete agreements, and over the estimated useful life (3 years) for intellectual property. Amortization of non-compete agreements and intellectual property is reflected as "Amortization of goodwill and intangibles" in the accompanying consolidated statements of operations. The estimated aggregate amortization expense for each of the next three years is as follows: $533 in 2003, $515 in 2004, and $286 in 2005. Amortization of deferred financing costs is reflected as "Interest expense" in the accompanying consolidated statements of operations. The estimated aggregate interest expense for each of the next five years related to the amortization of deferred financing costs is as follows: $1,391 in 2003, $1,365 in 2004, $1,336 in 2005, $1,116 in 2006, and $841 in
          2007. Intangible assets consist of the following at December 31:

                                                2002           2001
                                              --------       --------
          Deferred financing costs            $ 10,550       $ 10,550
          Intellectual property                    690            690
          Covenants not to compete               1,595            996
                                              --------       --------
                                                12,835         12,236
          Less: accumulated amortization        (4,430)        (2,420)
                                              --------       --------
                                              $  8,405       $  9,816
                                              ========       ========


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

          The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company recorded a non-cash charge in 2002 of $17,140 ($19,894 of goodwill, less an income tax benefit of $2,754), which is reflected as a cumulative effect of change in accounting principle in the accompanying December 31, 2002 consolidated statement of operations. This amount does not affect the Company's ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

          The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                                   Year Ended
                                                  --------------------------------------------
                                                  December 31,    December 31,    December 31,
                                                     2002            2001            2000
                                                  ------------    ------------    ------------
Net loss before cumulative effect of change
  in accounting principle, as reported              $(3,123)        $(3,474)        $(4,135)
Amortization of goodwill, net of tax benefit             --           3,375           2,181
                                                    -------         -------         -------
Net loss before cumulative effect of change
  in accounting principle, as adjusted              $(3,123)        $   (99)        $(1,954)
                                                    =======         =======         =======

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

     (h) Revenue Recognition - We recognize revenue from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer or, at the customer's written request and where the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer's business and where risk of ownership has passed to the buyer, the goods are set-aside in storage and the Company does not retain any specific performance obligations such that the earning process is not complete. For transactions where we have not obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied. On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

     (i) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the reserve for excess and obsolete inventory, the allowance for doubtful accounts and sales returns and allowances, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers' compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

     (j) New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe this pronouncement will have a material impact on its consolidated financial position, results of operations, or cash flows.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity's initial adoption of the Statement. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not believe this pronouncement will have a material impact on its consolidated financial position, results of operations, or cash flows.

          In July 2002, the FASB issued Statement of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is assessing the impact of the adoption of this standard and does not believe this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends FASB statement No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Although the Company has not changed to the fair value method, the disclosure requirements of this statement have been adopted.

          In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not believe this pronouncement will have a material impact on its consolidated financial position, results of operations, or cash flows.

          In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe this pronouncement will have a material impact on our financial position, results of operations and cash flows.

     (k) Stock Options - The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company's stock options had been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the unaudited pro forma amounts as follows:

                                                                2002       2001       2000
                                                              --------    -------    -------
      Net income (loss)
      available to common
      shareholders:   As Reported                             $(20,263)   $(3,474)   $(4,718)
                      Deduct: Total stock-based employee
                      compensation expense determined
                      under fair value-based method for
                      all awards, net of related tax effect       (284)      (633)    (1,068)
                                                              --------    -------    -------
                      Pro Forma                               $(20,547)    (4,107)    (5,786)
                                                              ========    =======    =======

(4)  Credit Arrangements

     The Company has a credit facility that consists of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans four years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

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

     At December 31, 2002, the Company had outstanding letters of credit of approximately $8,700, and the Company had available borrowings of approximately $31,200 under its revolving credit facility.

     The average borrowings, maximum borrowings, and weighted average interest rate on the revolving credit facility and its predecessors for the periods indicated are as follows:

                                                                   For the year ended
                                                        -----------------------------------------
                                                        December 31,  December 31,   December 31,
                                                           2002          2001            2000
                                                        -----------   ------------   ------------
Average borrowings .................................      $15,156       $ 8,980        $ 5,965
Maximum borrowing ..................................       29,275        26,425         16,420
Weighted average interest rate, including commitment
  fee for unused portion of revolving credit
  facility .........................................          6.4%         10.4%          10.6%

     The credit facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined, and limit its capital expenditures. The Company was in compliance with its loan covenants as of December 31, 2002.

     On October 23, 2002, the Company obtained an amendment to the senior credit facility to relax certain financial ratios that the Company was required to maintain. The adjustments affect the eight fiscal quarters, beginning with the quarter ended December 31, 2002.

     The credit facility is secured by substantially all assets of the Company.

     The Company has an Economic Development Loan from the city of Parsons, Kansas. The loan is payable in quarterly installment of $8 through July 2005. The loan is secured by real estate in Parsons.

     In July 2002, the Company completed a transaction for the sale and leaseback of its forklift fleet. The transaction resulted in proceeds of $2,258 and a gain of $397, which was deferred and is being amortized over the term of the leases. Amortization expense during the year ended December 31, 2002 was approximately $100. The unamortized deferred gain at December 31, 2002 was approximately $300. A portion of the fleet was recorded as a capital lease and an initial capital lease obligation of $1,740 was recorded. The remaining fleet is recorded as an operating lease.

     Following is a summary of the Company's long-term debt as of December 31, 2002 and 2001:

                                                                                                    2002           2001
                                                                                                  -------        --------
          Revolving credit facility, weighted average interest rate of 6.0%                       $10,050        $  2,000
          Acquisition credit facility, weighted average interest rate of 4.6%                       9,250           9,250
          Term Loan Tranche A, weighted average interest rate of 4.6%                              19,391          22,161
          Term Loan Tranche B, weighted average interest rate of 5.2%                              97,516          98,500
          Senior Subordinated Notes, interest rate of 13.0%                                       170,000         170,000
          Debt discount on Senior Subordinated Notes                                              (10,374)        (11,297)
          Debentures previously held by Dayton Superior Capital Trust, payable on demand,
              interest rate of 9.1%                                                                 1,110           1,214
          Capital lease obligation                                                                  2,507               -
          City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                     86             118
                                                                                                  -------        --------
          Total long-term debt                                                                    299,536         291,946
          Less current portion                                                                     (6,991)         (5,001)
                                                                                                  -------        --------
          Long-term portion                                                                      $292,545        $286,945
                                                                                                 ========        ========

     Scheduled maturities of long-term debt and future minimum lease payments under capital leases are:

                                             Long-term           Capital
            Year                                Debt              Leases          Total
 -----------------------------               ---------           --------       --------
            2003                             $  6,283            $  796         $  7,079
            2004                                9,639               707           10,346
            2005                               11,491               558           12,049
            2006                               31,683               414           32,097
            2007                               47,034               274           47,308
         Thereafter                           201,273               149          201,422
                                             --------            ------         --------
Long-Term Debt and Lease Payments             307,403             2,898          310,301
Less:  Debt Discount                          (10,374)                -          (10,374)
Less: Amounts Representing Interest                 -              (391)            (391)
                                             --------            ------         --------
                                             $297,029            $2,507         $299,536
                                             ========            ======         ========

     The fair value of the Senior Subordinated Notes, based on the last trade price of $86 per unit, was $146,200 at December 31, 2002. The fair market value of the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2002, the estimated fair value of the debentures previously held by Dayton Superior Capital Trust is $1,763. The estimated fair value of the City of Parsons, Kansas Economic Development Loan is $60. The estimated fair value of the credit facility approximates its face value, as this facility has variable interest rates tied to market rates.

     The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have guaranteed the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes. The following supplemental consolidated condensed balance sheets as of December 31, 2002 and 2001, the supplemental consolidated condensed statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2002


                                                    Dayton                            Non
                                                   Superior         Guarantor       Guarantor
                                                 Corporation       Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                                 -----------       ------------    ------------     ------------      ------------
ASSETS
Cash                                              $   1,605         $    (687)        $ 1,486         $      --         $   2,404
Accounts receivable, net                             30,223            30,487             455                --            61,165
Inventories                                          23,408            23,180           1,323                --            47,911
Intercompany                                         56,498           (56,414)            (84)               --                --
Other current assets                                  8,555             8,539             163                --            17,257
                                                  ---------         ---------         -------         ---------         ---------
    TOTAL CURRENT ASSETS                            120,289             5,105           3,343                --           128,737
Rental equipment, net                                 4,268            58,846              46                --            63,160
Property, plant and equipment, net                   25,690            35,378             178                --            61,246
Investment in subsidiaries                          123,041                --              --          (123,041)               --
Other assets                                         53,497            67,331              --                --           120,828
                                                  ---------         ---------         -------         ---------         ---------
    TOTAL ASSETS                                  $ 326,785         $ 166,660         $ 3,567         $(123,041)        $ 373,971
                                                  =========         =========         =======         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt              $   6,991         $      --         $    --         $      --         $   6,991
Accounts payable                                     13,983            11,407             277                --            25,667
Accrued liabilities                                  18,022            12,152             154                --            30,328
                                                  ---------         ---------         -------         ---------         ---------
    TOTAL CURRENT LIABILITIES                        38,996            23,559             431                --            62,986
Long-term debt                                      292,545                --              --                --           292,545
Other long-term liabilities                           5,730            16,763             188                --            22,681
Total shareholders' equity (deficit)                (10,486)          126,338           2,948          (123,041)           (4,241)
                                                  ---------         ---------         -------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                     $ 326,785         $ 166,660         $ 3,567         $(123,041)        $ 373,971
                                                  =========         =========         =======         =========         =========

                  Dayton Superior Corporation And Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2001

                                                    Dayton
                                                   Superior         Guarantor      Non Guarantor
                                                 Corporation      Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                 -----------      ------------     ------------     ------------      ------------
ASSETS
Cash                                              $   2,714         $     832         $ 1,443         $      --         $  4,989
Accounts receivable, net                             20,014            30,516           1,098                --           51,628
Inventories                                          23,030            23,925             945                --           47,900
Intercompany                                         58,692           (58,584)           (108)               --               --
Other current assets                                  9,046             9,594             184                --           18,824
                                                  ---------         ---------         -------         ---------         --------
    TOTAL CURRENT ASSETS                            113,496             6,283           3,562                --          123,341
Rental equipment, net                                 6,256            65,009              58                --           71,323
Property, plant and equipment, net                   23,708            36,222             191                --           60,121
Investment in subsidiaries                          122,864                --              --          (122,864)              --
Other assets                                         55,899            86,159              --                --          142,058
                                                  ---------         ---------         -------         ---------         --------
    TOTAL ASSETS                                  $ 322,223         $ 193,673         $ 3,811         $(122,864)        $396,843
                                                  =========         =========         =======         =========         ========
LIABILITIES AND SHAREHOLDERS'  EQUITY
Current maturities of long-term debt              $   5,001         $      --         $    --         $      --         $  5,001
Accounts payable                                     12,579            14,548             213                --           27,340
Accrued liabilities                                  20,004            13,742             311                --           34,057
                                                  ---------         ---------         -------         ---------         --------
    TOTAL CURRENT LIABILITIES                        37,584            28,290             524                --           66,398
Long-term debt                                      286,945                --              --                --          286,945
Other long-term liabilities                           4,461            22,132             186                --           26,779
Total shareholders' equity (deficit)                 (6,767)          143,251           3,101          (122,864)          16,721
                                                  ---------         ---------         -------         ---------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 322,223         $ 193,673         $ 3,811         $(122,864)        $396,843
                                                  =========         =========         =======         =========         ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                          Year Ended December 31, 2002

                                                         Dayton
                                                         Superior         Guarantor     Non Guarantor
                                                        Corporation      Subsidiaries    Subsidiaries    Consolidated
                                                        -----------      ------------    ------------    ------------
Net sales                                                $ 180,863         $ 188,340         $9,081        $ 378,284
Cost of sales                                              121,538           121,866          6,004          249,408
                                                         ---------         ---------         ------        ---------
   Gross profit                                             59,325            66,474          3,077          128,876
Selling, general and administrative expenses                40,422            49,188          1,611           91,221
Facility closing and severance expenses                      3,827             1,572             --            5,399
Amortization of goodwill and intangibles                       373               230             --              603
Management fees                                               (300)               --            300               --
                                                         ---------         ---------         ------        ---------
   Income from operations                                   15,003            15,484          1,166           31,653
Other expenses
   Interest expense                                         33,101               866             --           33,967
   Loss on disposals of property, plant and
   equipment                                                   728               387             --            1,115
   Other expense (income), net                                 (35)               44             71               80
                                                         ---------         ---------         ------        ---------
   Income (loss) before provision (benefit)
   for income taxes and cumulative effect of
   change in accounting principle                          (18,791)           14,187          1,095           (3,509)
Provision (benefit) for income taxes                        (2,067)            1,561            120             (386)
                                                         ---------         ---------         ------        ---------
Income (loss) before cumulative effect of
   change in accounting principle                          (16,724)           12,626            975           (3,123)
Cumulative effect of change in accounting
   principle, net of income tax benefit of $2,754               --           (17,140)            --          (17,140)
                                                         ---------         ---------         ------        ---------
Net income (loss)                                        $ (16,724)        $  (4,514)        $  975        $ (20,263)
                                                         =========         =========         ======        =========


                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                          Year Ended December 31, 2001

                                                      Dayton                           Non
                                                     Superior        Guarantor      Guarantor
                                                   Corporation     Subsidiaries   Subsidiaries    Consolidated
                                                   -----------     ------------   ------------    ------------
Net sales                                           $ 183,365         $200,939        $9,396        $ 393,700
Cost of sales                                         122,039          126,480         5,911          254,430
                                                    ---------         --------        ------        ---------
   Gross profit                                        61,326           74,459         3,485          139,270
Selling, general and administrative expenses           38,006           57,983         1,543           97,532
Facility closing and severance expenses                   442            6,918            --            7,360
Amortization of goodwill and intangibles                1,980            1,932            --            3,912
Management fees                                          (300)              --           300               --
                                                    ---------         --------        ------        ---------
   Income from operations                              21,198            7,626         1,642           30,466
Other expenses
   Interest expense                                    34,463              561            --           35,024
   Other expense (income), net                             --               95            --               95
                                                    ---------         --------        ------        ---------
   Income (loss) before provision for income
   taxes                                              (13,265)           6,970         1,642           (4,653)
Provision (benefit) for income taxes                   (3,361)           1,766           416           (1,179)
                                                    ---------         --------        ------        ---------
Net income (loss)                                   $  (9,904)        $  5,204        $1,226        $  (3,474)
                                                    =========         ========        ======        =========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                          Year Ended December 31, 2000

                                                       Dayton                             Non
                                                      Superior        Guarantor        Guarantor
                                                     Corporation     Subsidiaries     Subsidiaries   Consolidated
                                                     -----------     ------------     ------------   ------------
Net sales                                            $ 186,683         $ 171,493         $9,669        $ 367,845
Cost of sales                                          117,708           105,895          5,920          229,523
                                                     ---------         ---------         ------        ---------
   Gross profit                                         68,975            65,598          3,749          138,322
Selling, general and administrative expenses            41,653            49,124          2,164           92,941
Facility closing and severance expenses                  1,860               657             --            2,517
Amortization of goodwill and intangibles                 1,784               724             --            2,508
Management fees                                           (850)              689            161               --
                                                     ---------         ---------         ------        ---------
   Income from operations                               24,528            14,404          1,424           40,356
Other expenses
   Interest expense                                     22,669               (95)            --           22,574
   Non-recurring item - Lawsuit judgment                    --            15,341             --           15,341
   Other expense, net                                      216                77             --              293
                                                     ---------         ---------         ------        ---------
   Income (loss) before  provision  (benefit)
   for income taxes and extraordinary item               1,643              (919)         1,424            2,148
Provision (benefit) for income taxes                       826               (10)           655            1,471
                                                     ---------         ---------         ------        ---------
Income (loss) before extraordinary item                    817              (909)           769              677
Extraordinary loss, net of income tax benefit           (4,812)               --             --           (4,812)
                                                     ---------         ---------         ------        ---------
Net income (loss)                                       (3,995)             (909)           769           (4,135)
Dividends on Company-obligated mandatorily
   redeemable convertible trust preferred
   securities, net of income tax benefit                   583                --             --              583
                                                     ---------         ---------         ------        ---------
Net income (loss) available to common
shareholders                                         $  (4,578)        $    (909)        $  769        $  (4,718)
                                                     =========         =========         ======        =========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                          Year Ended December 31, 2002


                                                      Dayton                            Non
                                                     Superior        Guarantor       Guarantor
                                                   Corporation     Subsidiaries     Subsidiaries    Consolidated
                                                   -----------     ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $(9,514)        $(11,724)        $   975         $(20,263)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
  Cumulative effect of change in accounting
     principle                                            --           17,140              --           17,140
       Depreciation and amortization                   7,712           16,026              50           23,788
       Deferred income taxes                           3,228               --              --            3,228
       Gain on sales of rental equipment and
       fixed assets                                     (572)         (20,247)            (32)         (20,851)
   Change in assets and liabilities, net of
     the effects of acquisitions                      (5,834)         (13,460)           (998)         (20,292)
                                                     -------         --------         -------         --------
       Net cash provided by (used in)
       operating activities                           (4,980)         (12,265)             (5)         (17,250)
                                                     -------         --------         -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions             (6,658)          (4,489)           (130)         (11,277)
  Proceeds from sales of fixed assets                  1,105              877              28            2,010
  Rental equipment additions                            (758)         (17,619)            (34)         (18,411)
  Proceeds from sale of rental equipment               3,018           32,550              73           35,641
                                                     -------         --------         -------         --------
       Net cash provided by (used in)
       investing activities                           (3,293)          11,319             (63)           7,963
                                                     -------         --------         -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                        (4,141)              --              --           (4,141)
  Issuance of long-term debt                           8,050               --              --            8,050
  Proceeds from sale/leaseback transaction               633            1,597              28            2,258
  Issuance of common shares, net of issuance
     costs                                               131               --              --              131
  Redemption of common shares and purchase of
     treasury shares                                    (205)              --              --             (205)
  Repayment of loans to shareholders, net                502               --              --              502
    Intercompany                                       2,194           (2,170)            (24)              --
                                                     -------         --------         -------         --------
       Net cash provided by (used in)
          financing activities                         7,164             (573)              4            6,595
                                                     -------         --------         -------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   --               --             107              107
                                                     -------         --------         -------         --------
       Net increase (decrease) in cash                (1,109)          (1,519)             43           (2,585)

CASH, beginning of year                                2,714              832           1,443            4,989
                                                     -------         --------         -------         --------
CASH, end of year                                    $ 1,605         $   (687)        $ 1,486         $  2,404
                                                     =======         ========         =======         ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                          Year ended December 31, 2001

                                                      Dayton                             Non
                                                     Superior        Guarantor        Guarantor
                                                   Corporation      Subsidiaries     Subsidiaries    Consolidated
                                                   -----------      ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $ (9,904)        $  5,204         $ 1,226         $ (3,474)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                    8,483           15,928              42           24,453
       Deferred income taxes                           (2,972)              --              --           (2,972)
       Gain on sales of rental equipment and
       fixed assets                                    (1,062)         (13,039)            (83)         (14,184)
   Change in assets and liabilities, net of
     the effects of acquisitions                       (9,109)          15,049          (1,540)           4,400
                                                     --------         --------         -------         --------
       Net cash provided by (used in)
       operating activities                           (14,564)          23,142            (355)           8,223
                                                     --------         --------         -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions              (4,065)          (5,679)           (180)          (9,924)
  Proceeds from sales of fixed assets                      34              132               3              169
  Rental equipment additions                           (1,565)         (24,317)            (51)         (25,933)
  Proceeds from sale of rental equipment                2,193           20,390             159           22,742
  Acquisitions                                        (40,707)              --              --          (40,707)
                                                     --------         --------         -------         --------
       Net cash used in investing activities          (44,110)          (9,474)            (69)         (53,653)
                                                     --------         --------         -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                        (48,532)              --              --          (48,532)
  Issuance of long-term debt                           93,751               --              --           93,751
  Issuance of Class A common shares                     5,334               --              --            5,334
  Financing costs incurred                               (791)              --              --             (791)
  Purchase of treasury shares                            (928)              --              --             (928)
  Intercompany                                         10,951          (12,011)          1,060               --
                                                     --------         --------         -------         --------
       Net cash provided by (used in)
       financing activities                            59,785          (12,011)          1,060           48,834
                                                     --------         --------         -------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    --               --            (197)            (197)
                                                     --------         --------         -------         --------
       Net increase in cash                             1,111            1,657             439            3,207

CASH, beginning of year                                 1,603             (825)          1,004            1,782
                                                     --------         --------         -------         --------
CASH, end of year                                    $  2,714         $    832         $ 1,443         $  4,989
                                                     ========         ========         =======         ========

                  Dayton Superior Corporation And Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                          Year ended December 31, 2000

                                                       Dayton                             Non
                                                      Superior        Guarantor        Guarantor
                                                    Corporation      Subsidiaries     Subsidiaries      Consolidated
                                                    -----------      ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $  (3,995)        $   (909)        $   769         $  (4,135)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Extraordinary loss                                4,812               --              --             4,812
       Depreciation and amortization                     7,192            9,242              36            16,470
       Deferred income taxes                            (1,150)            (104)            279              (975)
       Gain on sales of rental equipment and
       fixed assets                                     (1,041)          (8,757)            (48)           (9,846)
   Change in assets and liabilities, net of
     the effects of acquisitions                          (152)          (7,500)           (813)           (8,465)
                                                     ---------         --------         -------         ---------
       Net cash provided by (used in)
       operating activities                              5,666           (8,028)            223            (2,139)
                                                     ---------         --------         -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions               (7,063)          (4,537)            (78)          (11,678)
  Proceeds from sales of fixed assets                       32              163              --               195
  Rental equipment additions                            (1,939)         (16,106)            (65)          (18,110)
  Proceeds from sale of rental equipment                 2,500           14,723              86            17,309
  Acquisitions                                         (25,054)              --              --           (25,054)
  Refunds of purchase price on acquisitions              2,148               --              --             2,148
                                                     ---------         --------         -------         ---------
       Net cash used in investing activities           (29,376)          (5,757)            (57)          (35,190)
                                                     ---------         --------         -------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                        (122,185)              --              --          (122,185)
  Issuance of long-term debt                           239,171               --              --           239,171
  Prepayment premium on extinguishments of
     long-term debt and interest rate swap
     agreements                                           (476)              --              --              (476)
  Financing cost on unused long-term debt
     commitment                                           (750)              --              --              (750)
  Issuance of Class A common shares                     93,544               --              --            93,544
  Redemption of Class A common shares                 (164,316)              --              --          (164,316)
  Financing costs incurred                              (9,761)              --              --            (9,761)
  Dividends on Company-obligated mandatorily
     redeemable convertible trust preferred
     securities, net of income tax benefit                (583)              --              --              (583)
  Intercompany                                         (12,819)          13,321            (502)               --
                                                     ---------         --------         -------         ---------
       Net cash provided by (used in)
         financing activities                           21,825           13,321            (502)           34,644
                                                     ---------         --------         -------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     --               --             (86)              (86)
                                                     ---------         --------         -------         ---------
       Net decrease in cash                             (1,885)            (464)           (422)           (2,771)

CASH, beginning of year                                  3,488             (361)          1,426             4,553
                                                     ---------         --------         -------         ---------
CASH, end of year                                    $   1,603         $   (825)        $ 1,004         $   1,782
                                                     =========         ========         =======         =========

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

     As a result of the recapitalization, the trust was dissolved. The securities converted to debentures having the right to receive cash in the amount of $23,375 ($22.00 per preferred security), plus accrued interest. As of December 31, 2002, $22,265 of the debentures had been redeemed.

     Interest is payable on the preferred securities at the rate of 9.1%.

(6)  Common Shares

     (a) Stock Option Plan - Upon consummation of the recapitalization, the Company adopted the 2000 Stock Option Plan of Dayton Superior Corporation ("Stock Option Plan"). The Stock Option Plan permits the grant of stock options to purchase 683,159 common shares. Options to purchase 147,225, 5,506 and 473,016 common shares were granted during 2002, 2001, and 2000, respectively. Options that are cancelled may be reissued.

          The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following the recapitalization, as well as new option grants. The terms of the new option grants are as follows:

          - Options to purchase 22,997 common shares were exercisable when granted.
          - Options to purchase 30,850 common shares became exercisable in 2002.
          - Options to purchase 6,426 common shares will become exercisable in 2003.
          - Options to purchase 8,392 common shares will become exercisable in 2004.
          - Options to purchase 6,250 common shares will become exercisable in 2005.
          - The remaining options to purchase 513,053 common shares are eligible to become exercisable in installments over one to five years based on the Company's performance, but, in any case, become exercisable no later than nine years after the grant date.
          - These options may be subject to accelerated vesting upon certain change in control events based on Odyssey's return on investment.

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


                                                                     2002          2001         2000
                                                                   --------       -------      -------
             Net income (loss)
             available to common
             shareholders: As Reported                             $(20,263)      $(3,474)     $(4,718)
                           Deduct: Total stock-based employee
                           compensation expense determined
                           under fair value-based method for
                           all awards, net of related tax effect       (284)         (633)      (1,068)
                                                                   --------       -------      -------
                           Pro Forma                               $(20,547)       (4,107)      (5,786)
                                                                   ========       =======      =======

          A summary of the status of the Company's stock option plans at December 31, 2002, 2001, and 2000, and changes during the years then ended is presented in the table and narrative below:

                                                                     Number of           Weighted Average
                                                                       Shares        Exercise Price Per Share
                                                                     ---------       ------------------------
        Outstanding at December 31, 1999                              442,283                  9.28
        Granted at a weighted average fair value of $7.65             473,016                 27.00
        Exercised                                                    (344,353)                 8.85
                                                                     --------                ------
        Outstanding at December 31, 2000                              570,946                 24.22
        Granted at a weighted average fair value of $7.65               5,506                 27.50
        Exercised                                                      (9,134)                21.20
        Cancelled                                                     (26,060)                27.00
                                                                     --------                ------
        Outstanding at December 31, 2001                              541,258                 24.17
        Granted at a weighted average fair value of $5.43             147,225                 27.50
        Exercised                                                      (3,050)                 2.29
        Cancelled                                                     (13,749)                25.21
                                                                     --------                ------
        Outstanding at December 31, 2002                              671,684                $25.00
                                                                     ========                ======

          Price ranges and other information for stock options outstanding at December 31, 2002 are as follows:

                                                          Outstanding                         Exercisable
                                             ---------------------------------------    -----------------------
                                                           Weighted                                   Weighted
                                                           Average       Weighted                     Average
                                                           Exercise       Average                     Exercise
         Range of Exercise Prices            Shares         Price     Remaining Life     Shares        Price
         ------------------------            ------       --------    --------------     ------       --------
         $ 1.96 - $ 4.00                      40,887        $ 2.45       1.7 years        40,887        $ 2.45
         $12.50 - $12.63                       4,929         12.56       4.5               4,929         12.56
         $16.81 - $19.91                      38,264         18.11       5.6              38,264         18.11
         $27.00 - $27.50                     587,604         27.12       8.0             104,012         27.04
                                             -------        ------       ---------       -------        ------
                                             671,684        $25.00       7.5 years       188,092        $19.50
                                             =======        ======       =========       =======        ======


          The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively:

                                           2002           2001            2000
                                        ----------     ---------        --------
          Risk-free interest rates         3.70%          5.55%           5.55%
          Expected dividend yield           0%             0%              0%
          Expected lives                  6 years        6 years         6 years
          Expected volatility              0.00%          0.00%           0.00%


     (b) Treasury Shares - During 2002 and 2001, the Company repurchased common shares from former employees in conjunction with the facility closing and severance plans discussed in Note 11. There were 7,459 shares repurchased in 2002 for $205, and 29,288 shares repurchased in 2001 for $979.

(7)  Retirement Plans

     (a) Company-Sponsored Pension Plans - The Company's pension plans cover virtually all hourly employees not covered by multi-employer pension plans and provide benefits of stated amounts for each year of credited service. The Company funds such plans at a rate that meets or exceeds the minimum amounts required by applicable regulations. The plans' assets are primarily invested in mutual funds comprised primarily of common stocks and corporate and U.S. government obligations.

          Postretirement Benefits - The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees who retired prior to May 1, 1995.

                                                             PENSION          PENSION         SYMONS          SYMONS
                                                             BENEFITS         BENEFITS    POSTRETIREMENT   POSTRETIREMENT
                                                               2002             2001       BENEFITS 2002    BENEFITS 2001
                                                             --------         --------    --------------   --------------
        CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at beginning of year               $ 7,059          $ 6,166          $ 820          $ 774
        Service cost                                              428              439             --             --
        Interest cost                                             502              454             57             61
        Amendments                                                120               --             --             --
        Actuarial loss (gain)                                     479              301             27             93
        Benefits paid                                            (361)            (301)          (183)          (108)
                                                              -------          -------          -----          -----
        Benefit obligation at end of year                     $ 8,227          $ 7,059          $ 721          $ 820
                                                              =======          =======          =====          =====


        CHANGE IN PLAN ASSETS
        Fair value of plan assets at beginning of year        $ 6,716          $ 6,247          $  --          $  --
        Actual return (loss) on plan assets                      (457)             206             --             --
        Employer contribution                                     914              564            183            108
        Benefits paid                                            (361)            (301)          (183)          (108)
                                                              -------          -------          -----          -----
        Fair value of plan assets at end of year              $ 6,812          $ 6,716          $  --          $  --
                                                              =======          =======          =====          =====

        FUNDED STATUS                                         $(1,415)         $  (343)         $(720)         $(820)
        Unrecognized prior service cost                           (32)            (147)           192            216
        Unrecognized net loss (gain)                            1,402              (94)           (39)           (66)
                                                              -------          -------          -----          -----
        Net amount recognized                                 $   (45)         $  (584)         $(567)         $(670)
                                                              =======          =======          =====          =====

        AMOUNTS RECOGNIZED IN THE STATEMENT OF
        FINANCIAL POSITION CONSIST OF:
        Accrued benefit liability                             $(1,415)         $  (584)         $(567)         $(670)
        Accumulated other comprehensive income                  1,370               --             --             --
                                                              -------          -------          -----          -----
        Net amount recognized                                 $   (45)         $  (584)         $(567)         $(670)
                                                              =======          =======          =====          =====

        ASSUMPTIONS AS OF DECEMBER 31
        Discount rate                                            6.75%            7.25%          6.75%          7.50%
        Expected return on plan assets                              8%               8%           N/A            N/A
        Rate of compensation increase                             N/A              N/A            N/A            N/A

        COMPONENTS OF NET PERIODIC BENEFIT COST
        Service cost                                          $   428          $   439          $  --          $  --
        Interest cost                                             502              454             57             61
        Expected return on plan assets                           (560)            (494)            --             --
        Amortization of prior service cost                         (5)              (6)            24             24
                                                              -------          -------          -----          -----
        Net periodic pension cost                             $   365          $   393          $  81          $  85
                                                              =======          =======          =====          =====


          As of December 31, 2002 and 2001, the plan had accumulated benefit obligations in excess of plan assets and the accumulated benefit obligation was equal to the projected benefit obligation.

          For purposes of determining the liability for other postretirement health care benefits, the weighted average assumed rate of increase in the per capita cost of covered benefits is 8.5% for 2003 gradually decreasing from 2004 to 2009 until an ultimate rate of 5.00% is assumed for the years 2010 and beyond. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                       1 Percentage Point      1 Percentage Point
                                                                            Increase                Decrease
                                                                       ------------------      ------------------
                  Effect on total of service and interest cost
                       components                                             $ 6                    $ (5)
                  Effect on the postretirement benefit obligation              91                     (81)


     (b) Multi-Employer Pension Plan - Approximately 11% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $347, $380, and $274, for the years ended December 31, 2002, 2001, and 2000, respectively.

     (c) 401(k) Savings Plan - Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $993, $1,000, and $918, for the years ended December 31, 2002, 2001, and 2000, respectively.

     (d) Retirement Contribution Account - The Company has a defined contribution plan for substantially all salaried employees. No contributions are permitted by employees, and the Company contributes 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount charged to expense for the years ended December 31, 2002, 2001 and 2000 was $1,791, $1,905 and $1,559, respectively.

(8)  Income Taxes

     The following is a summary of the components of the Company's income tax provision for the years ended December 31, 2002, 2001, and 2000:

                                                 2002            2001            2000
                                               -------         -------         -------
        Currently payable (receivable):
             Federal                           $(3,397)        $  (258)        $ 1,782
             State and local                      (354)            555             475
        Deferred (future tax benefit)            3,365          (1,476)           (786)
                                               -------         -------         -------
        Total provision (benefit)              $  (386)        $(1,179)        $ 1,471
                                               =======         =======         =======

     The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2002, 2001, and 2000 for the following reasons:

                                                    2002           2001          2000
                                                   ------         ------        ------
        Statutory income tax rate                   34.0%         34.0%         34.0%
        State income taxes (net of federal
            tax benefit)                            (4.1)          4.0           4.3
        Nondeductible goodwill
            amortization and other
            permanent differences                   (8.6)        (12.7)         30.2
        Foreign income taxes                       (10.3)           --            --
                                                   -----         -----          ----
        Effective income tax rate                   11.0%         25.3%         68.5%
                                                   =====         =====          ====


     The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 2002 and 2001 are as follows:

                                                    2002            2001
                                                 --------         --------
        Current deferred taxes:
             Inventory reserves                  $    668         $    490
             Accounts receivable reserves             876            2,778
             Accrued liabilities                    4,628            4,678
             Other                                     22               16
                                                 --------         --------
                 Total                              6,194            7,962
                                                 --------         --------
        Long-term deferred taxes:
             Accelerated depreciation             (18,504)         (18,594)
             Other long-term liabilities            3,993            4,271
             Other                                  2,592              958
                                                 --------         --------
                 Total                            (11,919)         (13,365)
                                                 --------         --------
                 Net deferred taxes              $ (5,725)        $ (5,403)
                                                 ========         ========


     For federal income tax purposes, the Company has federal net operating tax loss carryforwards of $1,769, which expire over a three year period beginning in 2019. The Company also has state net operating tax loss carryforwards of $758, which expire over a period of five to twenty years beginning in 2006.

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

     Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2002, 2001, and 2000 is as follows:


                                                          2002               2001             2000
                                                        --------          ---------         ---------
        Concrete Accessories                            $ 204,791         $ 218,366         $ 197,208
        Concrete Forming Systems                          118,834           126,478           130,213
        Paving Products                                    54,659            48,856            40,424
                                                        ---------         ---------         ---------
        Net sales to external customers                 $ 378,284         $ 393,700         $ 367,845
                                                        =========         =========         =========

        Concrete Accessories                            $   5,008         $   5,553         $   4,625
        Concrete Forming Systems                            8,107             7,052             6,243
        Paving Products                                     2,464             2,522             2,561
                                                        ---------         ---------         ---------
        Net sales to other segments                     $  15,579         $  15,127         $  13,429
                                                        =========         =========         =========

        Concrete Accessories                            $  10,920         $  12,390         $   8,078
        Concrete Forming Systems                           18,246            19,793            13,058
        Paving Products                                     4,801             2,841             1,438
                                                        ---------         ---------         ---------
        Interest expense                                $  33,967         $  35,024         $  22,574
                                                        =========         =========         =========

        Concrete Accessories                            $  13,315         $  14,684         $  18,098
        Concrete Forming Systems                           (1,762)           (5,637)           (5,546)
        Paving Products                                       296               224             2,363
        Intersegment Eliminations                          (8,646)           (8,050)           (6,970)
        Corporate                                          (6,712)           (5,874)           (5,797)
                                                        ---------         ---------         ---------
        Income (loss) before income taxes               $  (3,509)        $  (4,653)        $   2,148
                                                        =========         =========         =========

        Concrete Accessories                            $   4,764         $   5,033         $   4,865
        Concrete Forming Systems                           14,310            12,105             6,696
        Paving Products                                     1,488             1,133               967
        Corporate                                             288                19                85
                                                        ---------         ---------         ---------
        Depreciation                                    $  20,850         $  18,290         $  12,613
                                                        =========         =========         =========

        Concrete Accessories                            $     157         $   3,315         $   2,207
        Concrete Forming Systems                              229               420               148
        Paving Products                                       217               177               153
                                                        ---------         ---------         ---------
        Amortization of goodwill and intangibles        $     603         $   3,912         $   2,508
                                                        =========         =========         =========

     Information regarding each segment's assets and the reconciliation to the consolidated amounts as of December 31, 2002 and 2001 is as follows:

                                                      2002            2001
                                                    --------        --------
        Concrete Accessories                        $180,619        $214,412
        Concrete Forming Systems                     133,059         135,302
        Paving Products                               38,235          21,309
        Corporate and Unallocated                     22,058          25,820
                                                    --------        --------
        Total Assets                                $373,971        $396,843
                                                    ========        ========


     Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                      2002      2001       2000
                                                    -------    ------    -------
        Concrete Accessories                        $ 4,525   $ 6,088    $ 6,820
        Concrete Forming Systems                      2,842     2,610      1,951
        Paving Products                               3,819       881      1,937
        Corporate                                        91       345        970
                                                    -------   -------    -------
        Property, Plant, and Equipment Additions    $11,277   $ 9,924    $11,678
                                                    =======   =======    =======

        Concrete Accessories                        $   864   $ 1,664    $ 2,041
        Concrete Forming Systems                     17,547    24,269     16,069
                                                    -------   -------    -------
        Rental Equipment Additions                  $18,411   $25,933    $18,110
                                                    =======   =======    =======


(10) Commitments and Contingencies

     (a) Operating Leases - Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $6,318, $6,599, and $4,731, for the years ended December 31, 2002,
          2001 and 2000, respectively. Lease terms generally range from one to ten years and some contain renewal options.

          Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

                       Operating Leases      Sale-Leaseback          Total
                       ----------------      --------------        --------
           2003            $ 4,478                $175              $ 4,653
           2004              3,262                   -                3,262
           2005              2,540                   -                2,540
           2006              2,048                   -                2,048
           2007                587                   -                  587
        Thereafter              85                   -                   85
                           -------                ----              -------
           Total           $13,000                $175              $13,175
                           =======                ====              =======

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

     (c) Self-Insurance - The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on the type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 2002, 2001 and 2000. The Company has reserved $6,890, and $6,911 as of December 31, 2002 and 2001, respectively.

     (d) Severance Obligations - The Company has employment agreements with its executive management and severance agreements with certain of its key management-level personnel, with annual base compensation ranging in value from $80 to $390. The agreements generally provide for salary continuation in the event of termination without cause for periods of one to two years. The agreements also contain certain non-competition clauses. As of December 31, 2002, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was approximately $3,932.

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

     During the second quarter of 2001, the Company approved and began implementing plans to exit seven manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closures and severance was approximately $5,700 and the estimated number of employee terminations was approximately 400. The total estimated exit costs are comprised of approximately $2,400 related to employee involuntary termination benefits, approximately $700 related to lease termination costs, approximately $1,100 related to relocation of operations and approximately $1,500 related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $5,700 in 2001.

     During the fourth quarter of 2001, the Company approved and began implementing a plan to exit one additional manufacturing facility and further reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was $1,700, and was to encompass approximately 100 employee terminations. The total estimated costs are comprised of approximately $1,300 related to employee involuntary termination benefits, approximately $100 related to lease termination costs and approximately $300 related to other post-closing maintenance costs. Accordingly, the Company recorded a facility closing and severance expense of approximately $1,700 in 2001.

     The total expense related to the above activities in 2001 of approximately $7,400 was comprised of approximately $3,700 of employee involuntary termination benefits, approximately $800 of lease termination costs, approximately $1,100 related to relocation of operations, and approximately $1,800 of other post-closing maintenance costs.

     During the second quarter of 2002, the Company approved and began implementing plans to exit one of its distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was approximately $440, and encompassed eight employee terminations. The total estimated exit costs were comprised of approximately $190 related to employee involuntary termination benefits and approximately $250 related to lease termination costs and other post-closing maintenance costs. Accordingly, the Company incurred and recorded a facility closing and severance expense of approximately $440 in 2002.

     During the third quarter of 2002, the Company approved and began implementing plans to exit certain of its distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the facility closure and severance was approximately $2,285 and encompassed approximately 100 employee terminations. The total estimated exit costs were comprised of approximately $1,685 related to employee involuntary termination benefits, approximately $430 related to lease termination costs, and approximately $170 related to other post-closing maintenance costs. Accordingly, the Company incurred and recorded a facility severance and closing expense of approximately $2,285 in 2002.

     During the fourth quarter of 2002, the Company approved and began implementing plans to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The total anticipated cost of the severance was approximately $2,500 and encompassed approximately 80 employee terminations. Accordingly, the Company incurred and recorded severance expense of $2,500 in 2002.

     During 2001, the Company approved and began implementing two plans to exit certain manufacturing and distribution facilities and to reduce overall Company headcount. As a result of the continued implementation of the plans, the Company incurred approximately $200 of facility closing and severance expense in 2002, which is related primarily to facility relocation of operations, which are required to be expensed as incurred rather than accrued in advance.

     The total expense related to the above activities in 2002 of approximately $5,400 was comprised of approximately $4,400 of employee involuntary termination benefits, approximately $600 of lease termination costs, and approximately $400 of other post-closing maintenance costs.

     Below is a summary of the amounts charged against the facility closing and severance reserve in 2002 and 2001:


                                                     Year Ended                  Year Ended
                                                 December 31, 2002            December 31, 2001
                                                 -----------------            -----------------
      Beginning Balance                                $ 2,908                     $ 1,920

      Facility Closing and Severance Expense             5,399                       7,360

      Items Charged Against Reserve:
          Involuntary Termination Benefits              (3,045)                     (2,400)
          Lease Termination Costs                         (638)                     (1,300)
          Relocation of Operations                        (256)                     (1,100)
          Other Post-closing Costs                        (989)                     (1,572)
                                                       -------                     -------
      Ending Balance                                   $ 3,379                     $ 2,908
                                                       =======                     =======


(12) Related Party Transactions

     During 2002, the Company reimbursed Odyssey for $228 of out-of-pocket expenses. In conjunction with the acquisition of Aztec Concrete Accessories, Inc. ("Aztec"), the Company paid Odyssey a $350 fee, plus out-of-pocket expenses of $107 during 2001. In conjunction with the recapitalization and the related financing transactions, the Company paid Odyssey a fee of $4,000, plus out-of-pocket expenses of $699 during 2000.

(13) Quarterly Financial Information (Unaudited)


                                                                                    2002
                                                       --------------------------------------------------------------
                                                        First       Second       Third           Fourth         Full
         Quarterly Operating Data                      Quarter      Quarter      Quarter         Quarter        Year
         ------------------------                      -------      -------      -------         -------       ------
         Net sales                                     $78,502     $106,506      $105,285        $87,991      $378,284
         Gross profit                                   26,517       36,587        36,623         29,149       128,876
         Income (loss) before cumulative effect of
           change in accounting principle               (3,010)       2,890         2,587         (5,590)       (3,123)

                                                                                    2001
                                                       --------------------------------------------------------------
                                                        First       Second       Third           Fourth         Full
         Quarterly Operating Data                      Quarter      Quarter      Quarter         Quarter        Year
         ------------------------                      -------      -------      -------         -------       ------

         Net sales                                      $83,357     $111,064      $109,326        $89,953      $393,700
         Gross profit                                    26,610       40,847        39,357         32,456       139,270
         Net income (loss)                               (4,591)       1,245         2,000         (2,128)       (3,474)

                                                                                    2000
                                                       --------------------------------------------------------------
                                                        First       Second       Third           Fourth         Full
         Quarterly Operating Data                      Quarter      Quarter      Quarter         Quarter        Year
         ------------------------                      -------      -------      -------         -------       ------

         Net sales                                      $76,505      $98,000      $107,717        $85,623      $367,845
         Gross profit                                    27,131       37,233        41,970         31,988       138,322
         Income (loss) before extraordinary item            473       (2,972)      3,870             (694)          677


(14) Prior Year Disaggregations

     Certain revisions have been made to the accompanying consolidated financial statements and related notes as of December 31, 2001. In order to maintain consistency and comparability between periods presented, disaggregations of certain financial statement amounts and note disclosures have been made to conform to the financial statement presentation of the current period as follows:

          - Consolidated Balance Sheets - Intangible assets for 2001 have been disclosed separately from goodwill.

          - Notes to Consolidated Financial Statements - Note 3, Summary of Significant Accounting Policies - Note 3(d) - Intangible assets for 2001 have been disclosed separately from goodwill.

                  Dayton Superior Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 2002, 2001 and 2000

                             (Amounts in thousands)

                                                            Additions                        Deductions
                                            ---------------------------------------    ----------------------
                                                                                       Charges for
                                            Balance at     Charged to                     Which       Balance
                                             Beginning     Costs and                     Reserves     at End
                                              of Year       Expenses        Other      Were Created   of Year
                                            ----------     ----------       -----      ------------   -------
Allowances for Doubtful Accounts and
Sales Returns and Allowances

For the year ended December 31, 2002          $7,423         $1,848        $    -       $(4,410)       $4,861

For the year ended December 31, 2001           5,331          2,156           102(1)       (166)        7,423

For the year ended December 31, 2000           5,589          2,740             -        (2,998)        5,331


(1)  Acquisition of BarLock and Aztec Concrete Accessories, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          As discussed in the Current Report on Form 8-K that we filed with the Commission on June 10, 2002, we appointed Deloitte & Touche LLP as our new independent public accountant effective as of June 10, 2002 and we dismissed Arthur Andersen LLP as our independent public accountant effective as of June 10, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The following table sets forth the name, age and position of our executive officers and directors as of March 31, 2003.

       Name                 Age                  Position
-------------------        ----    ---------------------------------------------------------------
John A. Ciccarelli          63     Chairman of the Board of Directors
Stephen R. Morrey           48     President, Chief Executive Officer and Director
Raymond E. Bartholomae      56     Vice President and General Manager, Symons
Dennis P. Haggerty          51     Vice President, Supply Chain Management
Steven C. Huston            48     Vice President, General Counsel and Secretary
Mark K. Kaler               45     Vice President and General Manager, Construction Products Group
Alan F. McIlroy             52     Vice President and Chief Financial Officer
Thomas W. Roehrig           37     Vice President of Corporate Accounting
John M. Rutherford          42     Treasurer and Assistant Secretary
Stephen Berger              63     Director
William F. Hopkins          39     Director
Douglas W. Rotatori         42     Director

----------

     John A. Ciccarelli has been a Director since 1994 and Chairman of our Board of Directors since 2000. Mr. Ciccarelli was President from 1989 until 2002 and Chief Executive Officer from 1994 until 2002.

     Stephen R. Morrey has been President, Chief Executive Officer and a Director since July 2002. From June 2001 to July 2002, Mr. Morrey was President of Alcoa Automotive Castings. From 1999 to June 2001, he was Vice President of Operations for the Occupant Safety Systems Division of TRW. From 1995 to 1999, Mr. Morrey served as Vice President of Operations for the Airbags Worldwide, Steering Wheels North America Division of TRW.

     Raymond E. Bartholomae has been employed by Symons since January 1970 and has been Vice President and General Manager, Symons, since February 1998.

     Dennis P. Haggerty has been Vice President, Supply Chain Management since October 2002. From October 2001 to October 2002, he was Director of Business Development/Quality for Alcoa Automotive Castings. From February 2000 to October 2001, he was Executive Vice President for Ventra Plastics. From May 1999 to February 2000, Mr. Haggerty was Vice President for Ventra Plastics Europe. From 1997 to May 1999, he served as Director of Operations for TRW.

     Steven C. Huston has been Vice President, General Counsel and Secretary since January 2003. From January 2002 to January 2003, he was Deputy General Counsel and Assistant Secretary. Mr. Huston was in private practice from February 2001 through December 2001, and prior to that, served as Counsel - North America for Wm. Wrigley Jr. Company from March 1997 to February 2001.

     Mark K. Kaler has been Vice President and General Manager, Construction Products Group since October 2002. From April 1996 to October 2002, Mr. Kaler was Vice President and General Manager, American Highway Technology.

     Alan F. McIlroy has been Vice President and Chief Financial Officer since July 1997.

     Thomas W. Roehrig has been Vice President of Corporate Accounting since February 2003. From April 1998 to February 2003, Mr. Roehrig served as Corporate Controller.

     John M. Rutherford has been Treasurer and Assistant Secretary since February 1998.

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

     Douglas W. Rotatori has been a principal of Odyssey Investment Partners, LLC since 1998. From 1995 to 1998, Mr. Rotatori was a principal with Wellspring Capital Management, LLC.

     We have five directors. Each director is elected to serve until the next annual meeting of shareholders or until a successor is elected. Our executive officers are elected by the directors to serve at the pleasure of the directors. There are no family relationships between any of our directors or executive officers.

COMPENSATION OF DIRECTORS

     Our directors, all of whom are employed by us or Odyssey, do not receive any compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the 2002, 2001, and 2000 compensation for our chairman, the chief executive officer and each of the other four most highly compensated executive officers who were serving as executive officers at December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                               -------------------------
                                               ANNUAL COMPENSATION              AWARDS       PAYOUTS
                                      -------------------------------------    ----------  -------------
                                                                                SHARES         LONG
                                                               OTHER ANNUAL    UNDERLYING  TERM INCENTIVE      ALL
      NAME AND PRINCIPAL               SALARY     BONUS        COMPENSATION     OPTIONS       PAYOUTS         OTHER
           POSITION            YEAR      ($)       ($)             ($)           (#)(2)         ($)      COMPENSATION($)(1)
------------------------      ------  --------   --------      ------------    ----------  ------------- ------------------
John A. Ciccarelli             2002   $390,000   $100,000               $0             0        $0           $16,000
   Chairman of the Board       2001    380,769     91,475                0             0         0            13,600
   of Directors                2000    347,981    300,000                0       120,072         0            13,000

Stephen R. Morrey              2002   $173,077   $235,000       $77,102(3)       100,000        $0                $0
   President and Chief
   Executive Officer

Raymond E. Bartholomae         2002   $210,000   $120,000               $0             0        $0           $16,000
   Vice President and          2001    206,750     90,000                0             0         0            13,600
   General Manager,            2000    197,000    121,404                0        46,688         0            10,600
   Symons

Mark K. Kaler                  2002   $184,077   $110,000               $0             0        $0           $13,000
   Vice President and          2001    149,231    160,214                0             0         0             7,650
   General Manager,            2000    129,250    110,000                0        44,496         0             7,400
   Construction Products
   Group

Alan F. McIlroy                2002   $240,000    $45,000               $0             0        $0           $13,000
   Vice President and          2001    236,539     96,406                0             0         0            11,050
   Chief Financial Officer     2000    223,577    130,000                0        46,688         0            10,600

Michael C. Deis, Sr.           2002   $230,000    $35,000               $0             0        $0           $13,000
   Vice President of           2001    220,769     44,926                0             0         0            11,050
   Operations, Supply          2000    184,904    120,000                0        68,543         0            10,600
   Chain Group

-------------
(1)  Consists of:

                                        Matching 401(k) Contributions             Contributions to 401(k) Savings Plan
                                      ------------------------------------        ------------------------------------
                                       2002           2001           2000           2002           2001          2000
                                      ------         ------         ------         ------         ------        ------
Mr. Ciccarelli                        $4,000         $3,400         $3,400         $12,000       $10,200        $9,600
Mr. Morrey                                 0              0              0               0             0             0
Mr. Bartholomae                        4,000          3,400          3,400          12,000        10,200         7,200
Mr. Kaler                              4,000          3,400          3,400           9,000         4,250         4,000
Mr. McIlroy                            4,000          3,400          3,400           9,000         7,650         7,200
Mr. Deis                               4,000          3,400          3,400           9,000         7,650         7,200

(2) Options to purchase common shares were granted under our stock option plans at an exercise price of $27.50 per share (in the case of options granted in 2002), $27.00 per share (in the case of options granted in 2000). The 2002 and 2000 options become exercisable based on a combination of service and performance factors.

(3) Relocation expense paid by us of $70,402, car allowance of $6,325 and excess group term life insurance benefits of $375.


EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of the executive officers named in the Summary Compensation Table and four other executive officers. Generally, each employment agreement provides:

          - The term of employment is from one to four years from the date the agreement was signed.

          - The annual base salary, which may be increased by our Board of Directors in its discretion, is as follows:

                    John A. Ciccarelli..............   $390,000
                    Stephen R. Morrey...............    375,000
                    Raymond E. Bartholomae..........    235,000
                    Mark K. Kaler...................    227,000
                    Alan F. McIlroy.................    240,000
                    Michael C. Deis, Sr.............    230,000

          - Each executive officer is entitled to participate in our executive annual bonus plan and in our various other employee benefit plans and arrangements which are applicable to senior officers.

          - If an executive officer is terminated without cause during the term of his employment agreement, he will be entitled to receive a pro rata share of his bonus for the year of termination, to continue to receive his annual base salary for a period of 12 or 24 months and to continue coverage under our medical and dental programs for from one to three years on the same basis as he was entitled to participate prior to his termination.

          - Each executive officer is prohibited from competing with us during the term of his employment under the employment agreement and for from one to two years following termination of his employment or expiration of the term of his employment agreement. If an executive officer continues to provide services to us following the expiration of the term of his employment agreement, however, and we then terminate his employment without cause, he will be prohibited from competing with us during the following two-year period only if we elect to pay him a pro rata share of his bonus for the year of termination, continue his annual base salary for a period of 24 months, and continue his coverage under our medical and dental programs for one year.

     Mr. Morrey's employment agreement differs from the other agreements described above in the following respects:

          - He serves as a director as well as President and Chief Executive Officer.

          - His agreement automatically will be extended for additional one-year periods unless either of us notifies the other of termination not later than 90 days before the end of a term.

          - He received in 2002 a one-time signing bonus of $100,000 and reimbursement for certain expenses he incurred in connection with his move to the Dayton, Ohio area. He also received in 2002 a loan in the amount of $350,000 (which is fully recourse to him only with respect to $175,000), which he applied toward the purchase of 14,545 of our common shares at a price of $27.50 per share.

          - He receives an annual car allowance, payment of the annual membership fee in a country, alumni or social club of his choice and hanger fees for his personal aircraft (up to a specified maximum amount), payment for reasonable expenses incurred by him for professional assistance with taxes and financial management consistent with our current practices and reimbursement for reasonable travel and business expenses incurred by him in the use of his personal aircraft for performance of his duties, in accordance with our procedures.

     Mr. Ciccarelli's employment agreement differs from the other agreements described above in the following respects:

          -    He serves as non-executive Chairman of the Board.

          - He is employed through December 31, 2004, which is his retirement date.

          - His salary is fixed, and he is not entitled to receive a cash bonus for any year after 2002.

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

          - He may, through July 15, 2007 (unless his employment is terminated by us for cause or by him without good reason) require us to purchase some of his common shares at their fair market value if our EBITDA reaches specified levels. If he intends to exercise stock options, we or an affiliate will lend him the amount of the exercise price plus the amount of his income tax liability. This loan generally would be on the same terms as the loan to purchase shares described above.

          - He grants to Odyssey Investment Partners Fund, LP an irrevocable proxy to vote his common shares.

     However, in accordance with section 402 of the Sarbanes/Oxley Act of 2002, the Company is prohibited from making a loan to any executive officer or director of the Company.


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

FISCAL 2002 STOCK OPTION GRANTS

     The stock options granted in 2002 to Stephen R. Morrey in the Summary Compensation Table are shown in the following table. The table also shows the hypothetical gains that would exist for the options at the end of their ten year terms, assuming compound rates of stock appreciation of 5% and 10%, respectively. The actual future value of the options will depend on the market or appraised value of the common shares.

                                      OPTION GRANTS IN LAST FISCAL YEAR
                             -------------------------------------------------------
                                               INDIVIDUAL GRANTS
                             -------------------------------------------------------     POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF      % OF TOTAL                                      ASSUMED ANNUAL RATES OF
                              SHARES         OPTIONS                                      STOCK PRICE APPRECIATION FOR
                            UNDERLYING      GRANTED TO     EXERCISE                              OPTION TERM
                              OPTIONS        EMPLOYEES      PRICE         EXPIRATION      ----------------------------
NAME                        GRANTED(#)        IN 2002       ($/SH)          DATE             5%($)            10%($)
-----------------           ----------      -----------    --------       ----------      ----------       -----------
Stephen R. Morrey           100,000(1)         67.9%        $27.50         7/15/12        $1,072,896       $3,208,905

------------
(1) All options were granted under the 2000 Stock Option Plan effective June 16, 2000 with an exercise price of $27.50 per share, which represents the fair market value of a Common Share on the date the options were granted. The options are divided into two different parts, both of which have a different vesting schedule. All unvested options will become fully exercisable upon a change in control (as defined in the 2000 Stock Option
     Plan), if Odyssey receives at least a targeted return on its investment.

FISCAL YEAR-END OPTION VALUES

     The number and value of options exercised and the number and value of all unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2002 are shown in the following table.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                        NUMBER OF SHARES
                                                                           UNDERLYING               VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                     SHARES                                12/31/02 (#)                12/31/02 ($)(1)
                                   ACQUIRED ON          VALUE        -------------------------     -------------------------
       NAME                        EXERCISE(#)       REALIZED($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
------------------                 -----------       -----------     -------------------------     -------------------------
John A. Ciccarelli                      -                 -                37,051/83,021                       $0/$0
Stephen R. Morrey                       -                 -                 6,250/93,750                         0/0
Raymond E. Bartholomae                  -                 -                11,352/38,541                    20,135/0
Mark K. Kaler                           -                 -                19,575/36,617                   251,660/0
Alan F. McIlroy                         -                 -                27,076/38,541                   136,015/0
Michael C. Deis, Sr.                    -                 -                22,756/56,343                   226,386/0

------------
(1) Represents the excess of $24.00, the fair market value as of December 31, 2002 based on an independent appraisal, over the aggregate option exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

     The following table sets forth the common shares beneficially owned by each director and executive officer named in the Summary Compensation Table and all directors and executive officers as a group as of March 31, 2003:

                                                                             NUMBER OF COMMON
                                                                           SHARES BENEFICIALLY      % OF COMMON
NAME OF BENEFICIAL OWNER:                                                       OWNED (1)             SHARES(1)
-------------------------                                                  -------------------      ------------
Raymond E. Bartholomae(2)                                                          33,029                 *
Stephen Berger(3)                                                               3,666,650               91.4
John A. Ciccarelli(4)                                                              76,312                1.9
Michael C. Deis, Sr.(5)                                                            45,593                1.1
William F. Hopkins(3)                                                           3,666,650               91.4
Alan F. McIlroy(6)                                                                 45,303                1.1
Stephen R. Morrey(7)                                                               20,796                 *
Odyssey (as defined in footnote 3)                                              3,666,650               91.4
Douglas Rotatori(3)                                                             3,666,650               91.4
Mark K. Kaler(8)                                                                   48,086                1.2
All executive officers and directors as a group (15 persons)(9)                 4,019,543               96.6

--------------

*    Signifies less than 1%.

(1) Beneficial ownership as reported above has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended and generally includes sole or shared voting or investment power with respect to the shares. Includes the number of common shares subject to all outstanding options, including those that will become exercisable as a result of the recapitalization and those that are cashed out in the recapitalization. The percentages of our outstanding common shares are based on 4,010,160 shares outstanding, except for certain parties who hold options that are exercisable into common shares within 60 days. The percentages for those parties who hold options that are exercisable within 60 days are based on the sum of 4,010,160 shares outstanding plus the number of common shares subject to options exercisable within 60 days held by them and no other person, as indicated in the following notes. The number of common shares beneficially owned has been determined by assuming the exercise of options exercisable into common shares within 60 days. Unless otherwise indicated, voting and investment power are exercised solely by each individual and/or a member of his household.

(2) Includes 11,952 common shares issuable upon exercise of options exercisable within 60 days.

(3) Consists of 3,666,650 common shares owned in the aggregate by Odyssey Investment Partners Fund, LP (the "Fund"), certain of its affiliates and certain co-investors (together with the Fund, "Odyssey"). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, New York. Messrs. Berger and Hopkins are managing members of the Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to the shares deemed to be beneficially owned by Odyssey. Mr. Rotatori is a member of Odyssey Investment Partners, LLC. Each of Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of these shares.

(4) Includes 37,051 common shares issuable upon exercise of options exercisable within 60 days.

(5) Includes 22,756 common shares issuable upon exercise of options exercisable within 60 days.

(6) Includes 27,076 common shares issuable upon exercise of options exercisable within 60 days.

(7) Includes 6,250 common shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 20,175 common shares issuable upon exercise of options exercisable within 60 days.

(9) As described in note 3, Messrs. Berger and Hopkins may each be deemed to share voting and investment power with respect to the shares beneficially owned by Odyssey and Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of the shares beneficially owned by Odyssey. Excluding the shares deemed to be owned by Odyssey, all executive officers and directors as a group beneficially own 352,893 common shares.

EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be   Weighted-average exercise     Number of securities
                                issued upon exercise of      price of outstanding          remaining available for
                                outstanding options,         options, warrants and rights  future issuance under
                                warrants and rights                                        equity compensation plans
                                                                                           (excluding securities
                                                                                           reflected in column (a))
                                (a)                          (b)                           (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              671,684                       $25.00                        35,386
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 -                            -                             -
------------------------------------------------------------------------------------------------------------------------
Total                                     671,684                       $25.00                        35,386
------------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AND ROLLOVER AGREEMENTS

     In connection with the recapitalization, we have entered into employment and other "rollover" agreements with John A. Ciccarelli, Raymond E. Bartholomae, Mark K. Kaler and Alan F. McIlroy, each of whom is an executive officer. Generally, the "rollover" agreements required each executive officer to retain common shares and, in most cases, stock options, with a specified aggregate value following the recapitalization. In some cases, the executive officer has agreed to exercise stock options in order to obtain some of the common shares which he has agreed to retain following the recapitalization. These agreements provided that if the executive officer exercised stock options in order to obtain some of the common shares he is required to retain and he so requested, we made a non-interest bearing, recourse loan to him in an amount equal to the exercise price of the options plus the estimated federal and state income tax liability he incurred in connection with the exercise. If the executive officer purchased some of the common shares he is required to retain and he so requested, we made a 6.39% interest deferred recourse loan to him. These loans are secured by a pledge of the shares issued.

     As of March 31, 2003, the amounts outstanding (which were also the largest amounts outstanding for these loans during the period January 1, 2000 through March 31, 2003) were $67,386 for Mr. Ciccarelli, $359,320 for Mr. Morrey, $542,049 for Mr. Bartholomae, $287,044 for Mr. Kaler, and $288,409 for Mr. McIlroy.

ODYSSEY FINANCIAL SERVICES

     During 2002, the Company reimbursed Odyssey for $228 of out-of-pocket expenses. In connection with the acquisition of Aztec Concrete Accessories, Inc. in 2001, we paid Odyssey a fee of $350 thousand, plus out-of-pocket expenses of $107 thousand. In connection with the recapitalization and the related financing transactions in 2000, we paid Odyssey a fee of $4.0 million in cash, plus out of pocket expenses of approximately $0.7 million.

ITEM 14. CONTROLS AND PROCEDURES.

Within the ninety days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

          Report of Independent Public Accountants.

          Consolidated Balance Sheets as of December 31, 2002 and 2001.

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

          Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001, and 2000.

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

          (b) Reports on Form 8-K. During the quarter ended December 31, 2002, we filed the following Current Reports on Form 8-K:

               Current Report on Form 8-K dated October 23, 2002, reporting under Item 5 (Other Events) announcing that the Company had obtained an amendment to its senior credit facility to relax certain financial ratios that the Company is required to maintain. The adjustments will affect the next eight fiscal quarters, beginning with the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DAYTON SUPERIOR CORPORATION
March 31, 2003

                                           By /s/ Stephen R. Morrey
                                              ---------------------------------
                                              Stephen R. Morrey
                                              President, Chief Executive Officer
                                              and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

       NAME                                            TITLE                                              DATE
/s/John A. Ciccarelli                     Chairman of the Board of Directors                          March 31, 2003
---------------------
John A. Ciccarelli

/s/Stephen R. Morrey                      President, Chief Executive Officer and Director             March 31, 2003
--------------------
Stephen R. Morrey

/s/Alan F. McIlroy                        Vice President and Chief Financial Officer (Principal       March 31, 2003
------------------                        Financial Officer)
Alan F. McIlroy

/s/Thomas W. Roehrig                      Vice President of Corporate Accounting                      March 31, 2003
--------------------                      (Principal Accounting Officer)
Thomas W. Roehrig

/s/Stephen Berger                         Director                                                    March 31, 2003
-----------------
Stephen Berger

/s/William F. Hopkins                     Director                                                    March 31, 2003
---------------------
William F. Hopkins

/s/Douglas Rotatori                       Director                                                    March 31, 2003
-------------------
Douglas Rotatori

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Stephen R. Morrey, certify that:

1.   I have reviewed this annual report on Form 10-K of Dayton Superior
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Dayton Superior Corporation as of, and for the periods presented in this annual report;

4. Dayton Superior Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dayton Superior Corporation and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Dayton Superior Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of Dayton Superior Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Dayton Superior Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to Dayton Superior Corporation's auditors and the audit committee of Dayton Superior Corporation's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Dayton Superior Corporation's ability to record, process, summarize and report financial data and have identified for Dayton Superior Corporation's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Dayton Superior Corporation's internal controls; and

6. Dayton Superior Corporation's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 31, 2003                            /s/ Stephen R. Morrey

                                          Stephen R. Morrey

                                          President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Alan F. McIlroy, certify that:

1.   I have reviewed this annual report on Form 10-K of Dayton Superior
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Dayton Superior Corporation as of, and for the periods presented in this annual report;

4. Dayton Superior Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dayton Superior Corporation and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Dayton Superior Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of Dayton Superior Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Dayton Superior Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to Dayton Superior Corporation's auditors and the audit committee of Dayton Superior Corporation's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Dayton Superior Corporation's ability to record, process, summarize and report financial data and have identified for Dayton Superior Corporation's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Dayton Superior Corporation's internal controls; and

6. Dayton Superior Corporation's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 31, 2003                       /s/ Alan F. McIlroy

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

            4.4.1 Consent dated as of May 24, 2001, among Dayton Superior
                  Corporation, the lenders party to the Credit Agreement dated as of June 16, 2000 and Bankers Trust Company, as
                  administrative agent [Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the
                  Quarter ended June 29, 2001]                                          +

            4.4.2 First Amendment to the Credit Agreement dated as of October 2,
                  2002, among the Company, various lending institutions and
                  Bankers Trust Company, as administrative agent, Deutsche Bank
                  Securities, Inc., as lead arranger and book manager, and
                  Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
                  syndicating agent and co-arranger. [Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated October 23,
                  2002]                                                                 +

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

            4.5.1 First Supplemental Indenture dated as of August 3, 2000.
                  [Incorporated herein by reference to Exhibit 4.5.1 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001]                                                    +

            4.5.2 Second Supplemental Indenture dated as of January 4, 2001.
                  [Incorporated herein by reference to Exhibit 4.5.2 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001]                                                    +

            4.5.3 Third Supplemental Indenture dated as of June 19, 2001.
                  [Incorporated herein by reference to Exhibit 4.5.3 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001]                                                    +



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

            10.2  Amended and Restated Employment Agreement dated as of July 15,
                  2002 by and between Dayton Superior Corporation and John A.
                  Ciccarelli [Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter
                  ended September 27, 2002]                                             +*

            10.3  Employment Agreement dated January 19, 2000 by and between
                  Dayton Superior Corporation and Alan F. McIlroy [Incorporated
                  herein by reference to Exhibit 10.11 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1999]             +*

            10.3.1 Amended Employment Agreement dated May 13, 2002 by and
                  between Dayton Superior Corporation and Alan F. McIlroy               **

            10.4  Employment Agreement dated January 19, 2000 by and between
                  Dayton Superior Corporation and Raymond E. Bartholomae
                  [Incorporated herein by reference to Exhibit 10.12 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999]                                                    +*

            10.4.1 Amended Employment Agreement dated May 13, 2002 by and
                  between Dayton Superior Corporation and Raymond E. Bartholomae        **

            10.5  Employment Agreement dated January 19, 2000 by and between
                  Dayton Superior Corporation and Michael C. Deis, Sr.
                  [Incorporated herein by reference to Exhibit 10.13 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999]                                                    +*

            10.5.1 Amended Employment Agreement dated May 13, 2002 by and
                  between Dayton Superior Corporation and Michael C. Deis               **

            10.6  Employment Agreement dated January 19, 2000 by and between
                  Dayton Superior Corporation and James C. Stewart [Incorporated
                  herein by reference to Exhibit 10.14 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1999]             +*

            10.6.1 Amended Employment Agreement dated May 13, 2002 by and
                  between Dayton Superior Corporation and James C. Stewart              **

            10.7  Employment Agreement dated as of January 19, 2000 between the
                  Company and Mark K. Kaler, as amended effective June 16, 2000
                  [Incorporated by reference to Exhibit 10.20 to the Company's
                  Registration Statement on Form S-4 (Reg. 333-41392)]                  +*

            10.7.1 Amended Employment Agreement dated May 13, 2002 by and
                  between Dayton Superior Corporation and Mark K. Kaler                 **

            10.8  Employment Agreement dated as of January 19, 2000 between the
                  Company and James W. Fennessy, as amended effective June 16,
                  2000 [Incorporated by reference to Exhibit 10.21 to the
                  Company's Registration Statement on Form S-4 (Reg. 333-41392)]        +*

            10.8.1 Amended Employment Agreement dated May 13, 2002 by and
                  between Dayton Superior Corporation and James W. Fennessy             **

            10.9  Employment Agreement dated effective June 12, 2002 by and between Dayton Superior Corporation and Stephen R. Morrey
                  [Incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 28,
                  2002]                                                                 +*

            10.10 Letter Agreement dated August 27, 2002 between Dayton Superior
                  Corporation and Dennis Haggerty [Incorporated by reference to
                  Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 27, 2002]                             +*

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

            10.12 Management Stockholder's Agreement dated June 16, 2000 by and among the Company, Odyssey Investment Partners Fund, LP and the Management Stockholders named therein [Incorporated by reference to Exhibit 10.25 to the Company's Registration
                  Statement on Form S-4 (Reg. 333-41392)]                               +*

            10.13 Dayton Superior Corporation 2000 Stock Option Plan
                  [Incorporated by reference to Exhibit 10.13 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001]                                                                 +*

            10.13.1 First Amendment to 2000 Stock Option Plan of Dayton Superior
                  Corporation [Incorporated by reference to Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 30, 2001]                                                       +*

            10.13.2 Second Amendment to 2000 Stock Option Plan of Dayton
                  Superior Corporation dated July 15, 2002                              **

            10.13.3 Third Amendment to 2000 Stock Option Plan of Dayton Superior
                  Corporation dated October 23, 2002                                    **

            10.13.4 Form of Amended and Restated Stock Option Agreement entered into between Dayton Superior Corporation and certain of its
                  executive officers                                                    +*

            10.14 Subscription Agreement dated as of July 22, 2002 between
                  Dayton Superior Corporation and Stephen R. Morrey.
                  [Incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  27, 2002]                                                             +*

            10.15 Secured Promissory Note dated July 22, 2002 between Dayton
                  Superior Corporation and Stephen R. Morrey. [Incorporated by
                  reference to Exhibit 10.3 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 27, 2002]                   +*

            10.16 Secured Promissory Note dated July 22, 2002 between Dayton
                  Superior Corporation and Stephen R. Morrey. [Incorporated by
                  reference to Exhibit 10.4 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 27, 2002]                   +*

            10.17 Repayment and Stock Pledge Agreement dated as of July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey.
                  [Incorporated by reference to Exhibit 10.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  27, 2002]                                                             +*

(21)   SUBSIDIARIES OF THE REGISTRANT
       21.1     Subsidiaries of the Company                                   **


(99)   ADDITIONAL EXHIBITS
       99.1     Sarbanes Oxley Section 906 Certification of President,
                Chief Executive Officer and Director                          **

       99.2     Sarbanes Oxley Section 906 Certification of Vice President
                and Chief Financial Officer                                   **

---------------
* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.
**   Filed herewith
 +   Previously filed