Form 10-Q
period 2003-03-28
DAYTON SUPERIOR CORP
filed 2003-05-12
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                 COMMISSION FILE NUMBER
    MARCH 28, 2003                                            1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                       31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                       Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                   45459
---------------------------------------           ------------------------------
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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.         YES  X     NO
                              ---       ---


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   YES     NO  X
                                        ---     ---


4,010,160 Common Shares were outstanding as of May 9, 2003

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                   As of March 28, 2003 and December 31, 2002
                             (Amounts in thousands)

                                                                                (Unaudited)
                                                                                 March 28,        December 31,
                                                                                   2003               2002
                                                                                 ---------         ---------
                                       ASSETS
Current assets:
   Cash                                                                          $   4,480         $   2,404
   Accounts receivable, net of allowances for doubtful accounts and sales
    returns and allowances of $3,315 and $4,861                                     54,841            61,165
   Inventories (Note 2)                                                             55,709            47,911
   Prepaid expenses and other current assets                                         8,663             7,054
   Prepaid income taxes                                                              5,507             4,009
   Future income tax benefits                                                        6,194             6,194
                                                                                 ---------         ---------
       Total current assets                                                        135,394           128,737
                                                                                 ---------         ---------

Rental equipment, net (Note 2)                                                      70,089            63,160
                                                                                 ---------         ---------

Property, plant and equipment                                                      107,363           103,846
   Less accumulated depreciation                                                   (44,934)          (42,600)
                                                                                 ---------         ---------
       Net property, plant and equipment                                            62,429            61,246
                                                                                 ---------         ---------

Goodwill                                                                           107,328           107,328
Intangible assets, net of accumulated amortization (Note 2)                          8,139             8,405
Other assets                                                                         6,223             5,095
                                                                                 ---------         ---------
                  Total assets                                                   $ 389,602         $ 373,971
                                                                                 =========         =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt (Note 3)                                 $   8,677         $   6,991
   Accounts payable                                                                 29,398            25,667
   Accrued compensation                                                             16,122            20,948
  Other accrued liabilities                                                         13,682             9,380
                                                                                 ---------         ---------
       Total current liabilities                                                    67,879            62,986

Long-term debt, net (Note 3)                                                       309,174           292,545
Deferred income taxes                                                               11,540            11,919
Other long-term liabilities                                                         10,390            10,762
                                                                                 ---------         ---------
       Total liabilities                                                           398,983           378,212
                                                                                 ---------         ---------

Shareholders' deficit:
  Common shares                                                                    102,525           102,525
  Loans to shareholders                                                             (2,825)           (2,878)
  Treasury shares, at cost, 36,747 shares in 2003 and 2002, respectively            (1,184)           (1,184)
  Cumulative other comprehensive loss                                               (1,519)           (1,716)
  Accumulated deficit                                                             (106,378)         (100,988)
                                                                                 ---------         ---------
       Total shareholders' deficit                                                  (9,381)           (4,241)
                                                                                 ---------         ---------
       Total liabilities and shareholders' deficit                               $ 389,602         $ 373,971
                                                                                 =========         =========




        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
       For The Three Fiscal Months Ended March 28, 2003 and March 29, 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                         March 28,        March 29,
                                                                                           2003             2002
                                                                                         --------         --------

Net sales                                                                                $ 68,223         $ 78,502

Cost of sales                                                                              47,223           51,985
                                                                                         --------         --------

   Gross profit                                                                            21,000           26,517

Selling, general and administrative expenses                                               19,561           23,228

Facility closing and severance expenses (Note 6)                                              395              121

Amortization of intangibles                                                                   129               73
                                                                                         --------         --------

   Income from operations                                                                     915            3,095

Other expenses
   Interest expense                                                                         8,061            8,006
   Other expense                                                                               41              105
                                                                                         --------         --------

   Loss before benefit for income taxes                                                    (7,187)          (5,016)

Benefit for income taxes                                                                   (1,797)          (2,006)
                                                                                         --------         --------

Net loss before cumulative effect of change in accounting principle                        (5,390)          (3,010)

Cumulative effect of change in accounting principle, net of income tax benefit of
   $2,754 (Note 2)                                                                              -          (17,140)
                                                                                         --------         --------

   Net loss                                                                              $ (5,390)        $(20,150)
                                                                                         ========         ========



        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
       For The Three Fiscal Months Ended March 28, 2003 and March 29, 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                      March 28,        March 29,
                                                                                        2003             2002
                                                                                      --------         --------

Cash Flows From Operating Activities:
   Net loss                                                                           $ (5,390)        $(20,150)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                        5,733            5,020
     Amortization of intangibles                                                           129               73
     Cumulative effect of change in accounting principle (Note 2)                            -           17,140
     Deferred income taxes                                                                (378)          (1,925)
     Amortization of deferred financing costs and debt discount                            605              567
     Gain on sales of rental equipment and property, plant and equipment                (7,181)          (2,645)
   Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                                 6,324           (2,381)
     Inventories                                                                        (7,798)          (5,835)
     Accounts payable                                                                    3,732           (1,805)
     Accrued liabilities and other long-term liabilities                                  (896)          (4,899)
     Prepaid income taxes                                                               (1,498)            (185)
     Other, net                                                                         (2,735)           1,664
                                                                                      --------         --------
           Net cash used in operating activities                                        (9,353)         (15,361)
                                                                                      --------         --------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                              (2,521)          (3,847)
   Proceeds from sales of property, plant and equipment                                     10                -
   Rental equipment additions                                                          (12,408)          (4,258)
   Proceeds from sales of rental equipment                                              10,048            5,829
                                                                                      --------         --------
           Net cash used in investing activities                                        (4,871)          (2,276)
                                                                                      --------         --------

Cash Flows From Financing Activities:
   Issuance of long-term debt, net                                                      16,049           14,459
   Purchase of treasury shares                                                               -             (188)
   Repayment of loans to shareholders                                                       53               83
   Issuance of common shares                                                                 -               39
                                                                                      --------         --------
           Net cash provided by financing activities                                    16,102           14,393
                                                                                      --------         --------

Effect of Exchange Rate Changes on Cash                                                    198               47
                                                                                      --------         --------

           Net increase (decrease) in cash                                               2,076           (3,197)

Cash, beginning of period                                                                2,404            4,989
                                                                                      --------         --------
Cash, end of period                                                                   $  4,480         $  1,792
                                                                                      ========         ========

Supplemental Disclosures:
   Cash paid for income taxes, net                                                    $     66         $     94
   Cash paid for interest                                                                2,360            2,287
   Purchase of equipment on capital lease                                                2,000                -






        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
       For The Three Fiscal Months Ended March 28, 2003 and March 29, 2002
                             (Amounts in thousands)
                                   (Unaudited)




                                                    March 28,        March 29,
                                                      2003             2002
                                                    --------         --------

Net loss                                            $ (5,390)        $(20,150)
Other comprehensive income:
     Foreign currency translation adjustment             198               47
                                                    --------         --------

Comprehensive loss                                  $ (5,192)        $(20,103)
                                                    ========         ========
















        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)  CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 2002. The interim results may not be indicative of future periods.

(2)  ACCOUNTING POLICIES

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

     (a) Fiscal Quarter -- The Company's fiscal year end is December 31. The Company's fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

     (b) Inventories -- The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of March 28, 2003 and December 31, 2002:

                                            March 28,          December 31,
                                              2003                2002
                                            --------            --------
         Raw materials                      $ 13,809            $ 15,984
         Work in progress                      3,416               3,069
         Finished goods                       39,727              29,932
                                            --------            --------
                                              56,952              48,985
         Net realizable value reserve         (1,243)             (1,074)
                                            --------            --------
                                            $ 55,709            $ 47,911
                                            ========            ========

     (c) Rental Equipment -- Rental equipment is manufactured or purchased by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of March 28, 2003 and December 31, 2002 are net of accumulated depreciation of $26,915 and $24,181, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                                                Three fiscal months ended
                                              -----------------------------
                                              March 28,           March 29,
                                                2003                 2002
                                              -------                ------
         Rental revenue                       $ 6,645               $10,831
         Rental depreciation                    3,421                 2,987
         Other cost of sales                      283                   351
                                              -------                ------
            Gross profit                      $ 2,941                $7,493
                                              =======                ======


     (d) New Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

         The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company recorded a non-cash charge in the first quarter of 2002 of $17,140 ($19,894 of goodwill, less an income tax benefit of $2,754), which is reflected as a cumulative effect of change in accounting principle in the accompanying March 29, 2002 consolidated statement of operations. This amount does not affect the Company's ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Although the Company has not changed to the fair value method, the disclosure requirements of this statement have been adopted.

         In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe this pronouncement will have a material impact on its financial position, results of operations and cash flows.

(e) Stock Options -The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company's stock options had been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the unaudited pro forma amounts as follows:


                                                                       Three fiscal months ended
                                                                   ----------------------------------
                                                                      March 28,          March 29,
                                                                        2003               2002
                                                                   ---------------    ---------------
         Net loss       As Reported                                   $(5,390)          $(20,150)
                        Deduct: Total stock-based employee
                        compensation expense determined under
                        fair value-based method for all awards,
                        net of related tax effect                         (66)               (51)
                                                                   ---------------    ---------------
                        Pro Forma                                      (5,456)           (20,201)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     (f) RECLASSIFICATIONS -- Certain reclassifications have been made to the 2002 amounts to conform to their 2003 classifications.

(3) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of March 28, 2003 and December 31, 2002:


                                                                                        March 28,        December 31,
                                                                                           2003               2002
                                                                                        ---------        ------------
Revolving credit facility, weighted average interest rate of 4.7%                       $  27,400         $  10,050
Acquisition credit facility, weighted average interest rate of 4.4%                         9,250             9,250
Term Loan Tranche A, weighted average interest rate of 4.4%                                18,559            19,391
Term Loan Tranche B, weighted average interest rate of 4.9%                                97,269            97,516
Senior Subordinated Notes, interest rate of 13.0%                                         170,000           170,000
Debt discount on Senior Subordinated Notes                                                (10,109)          (10,374)
Debentures previously held by Dayton Superior Capital Trust, interest rate of
     9.1%, due on demand                                                                    1,110             1,110
Capital lease obligations                                                                   4,293             2,507
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%
                                                                                               79                86
                                                                                        ---------         ---------
Total long-term debt                                                                      317,851           299,536
Less current maturities                                                                    (8,677)           (6,991)
                                                                                        ---------         ---------
Long-term portion                                                                       $ 309,174         $ 292,545
                                                                                        =========         =========

As of March 28, 2003, the Company's credit facility consisted of (i) a $50,000 revolving credit facility maturing June 2006, (ii) a $30,000 acquisition facility, converting from revolving loans into term loans four years from the closing and maturing June 2006 and (iii) term loan facilities in an aggregate principal amount of $122,000, consisting of a $23,500 tranche A facility maturing June 2006 and a $98,500 tranche B facility maturing June 2008.

The credit facility provides that the Company repay (i) the tranche A facility in quarterly installments commencing March 2002, (ii) the tranche B facility in quarterly installments, commencing March 2002 and (iii) the acquisition facility in equal quarterly installments commencing in June 2004. The credit facility has several interest rate options which reprice on a short-term basis.

At March 28, 2003, the Company had outstanding letters of credit of $9,269, and the Company had available borrowings of $13,331 under its revolving credit facility.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

                                              Three fiscal months ended
                                          ---------------------------------
                                           March 28,             March 29,
                                             2003                  2002
                                          ---------------   ---------------
Revolving Credit Facility:
    Average borrowing                      $ 23,530               $9,005
    Maximum borrowing                        32,050               18,550
    Weighted average interest rate            5.5%                 8.1%

The credit facility contains certain restrictive covenants which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined, and limit its capital expenditures. The Company was in compliance with its loan covenants as of March 28, 2003.

The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Common Shares for $0.01 per share. The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have guaranteed the Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors of the Notes and do not have any credit arrangements senior to the Notes. The following supplemental consolidating condensed balance sheets as of March 28, 2003 and December 31, 2002 and the supplemental consolidating condensed statements of operations and cash flows for the three fiscal months ended March 28, 2003 and March 29, 2002 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                              As of March 28, 2003

                                              Dayton
                                             Superior         Guarantor     Non Guarantor
                                           Corporation      Subsidiaries     Subsidiaries        Eliminations     Consolidated
                                           -----------      ------------     ------------        ------------     ------------
ASSETS
Cash                                        $   3,021         $      27         $   1,432             $   -         $   4,480
Accounts receivable, net                       31,121            22,845               875                 -            54,841
Inventories                                    31,646            22,982             1,081                 -            55,709
Intercompany                                   50,578           (50,152)             (426)                -                 -
Other current assets                           13,680             6,587                97                 -            20,364
                                            ---------         ---------         ---------         ---------         ---------
    TOTAL CURRENT ASSETS                      130,046             2,289             3,059                 -           135,394
Rental equipment, net                           4,267            65,781                41                 -            70,089
Property, plant and equipment, net             30,103            32,147               179                 -            62,429
Investment in subsidiaries                    123,041                 -                 -          (123,041)                -
Other assets                                   56,475            65,215                 -                 -           121,690
                                            ---------         ---------         ---------         ---------         ---------
    TOTAL ASSETS                            $ 343,932         $ 165,432         $   3,279         $(123,041)        $ 389,602
                                            =========         =========         =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt        $   8,677         $       -         $       -         $       -         $   8,677
Accounts payable                               23,240             5,791               367                 -            29,398
Accrued liabilities                            22,536             7,120               148                 -            29,804
                                            ---------         ---------         ---------         ---------         ---------
    TOTAL CURRENT LIABILITIES                  54,453            12,911               515                 -            67,879
Long-term debt, net
                                              308,200               974                 -                 -           309,174
Other long-term liabilities                     6,218            15,692                20                 -            21,930
Total shareholders' equity (deficit)          (24,939)          135,855             2,744          (123,041)           (9,381)
                                            ---------         ---------         ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)                        $ 343,932         $ 165,432         $   3,279         $(123,041)        $ 389,602
                                            =========         =========         =========         =========         =========

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2002


                                                   Dayton
                                                  Superior         Guarantor        Non Guarantor
                                                 Corporation      Subsidiaries       Subsidiaries     Eliminations     Consolidated
                                                 -----------      ------------       ------------     ------------     ------------
ASSETS
Cash                                              $   1,605         $    (687)        $   1,486         $       -         $   2,404
Accounts receivable, net                             30,223            30,487               455                              61,165
Inventories                                          23,408            23,180             1,323                 -            47,911
Intercompany                                         56,498           (56,414)              (84)                -                 -
Other current assets                                  8,555             8,539               163                 -            17,257
                                                  ---------         ---------         ---------         ---------         ---------
    TOTAL CURRENT ASSETS                            120,289             5,105             3,343                 -           128,737
Rental equipment, net                                 4,268            58,846                46                 -            63,160
Property, plant and equipment, net                   25,690            35,378               178                 -            61,246
Investment in subsidiaries                          123,041                 -                 -          (123,041)                -
Other assets                                         53,497            67,331                 -                 -           120,828
                                                  ---------         ---------         ---------         ---------         ---------
    TOTAL ASSETS                                  $ 326,785         $ 166,660         $   3,567         $(123,041)        $ 373,971
                                                  =========         =========         =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt              $   6,991         $       -         $       -         $       -         $   6,991
Accounts payable                                     13,983            11,407               277                 -            25,667
Accrued liabilities                                  18,022            12,152               154                 -            30,328
                                                  ---------         ---------         ---------         ---------         ---------
    TOTAL CURRENT LIABILITIES                        38,996            23,559               431                 -            62,986
Long-term debt, net                                 292,545                 -                 -                 -           292,545
Other long-term liabilities                           5,730            16,763               188                 -            22,681
Total shareholders' equity (deficit)                (10,486)          126,338             2,948          (123,041)           (4,241)
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                     $ 326,785         $ 166,660         $   3,567         $(123,041)        $ 373,971
                                                  =========         =========         =========         =========         =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 28, 2003

                                                   Dayton
                                                  Superior         Guarantor      Non Guarantor
                                                 Corporation      Subsidiaries     Subsidiaries     Consolidated
                                                 -----------      ------------     ------------     ------------
Net sales                                          $ 39,387         $ 26,604         $  2,232        $ 68,223
Cost of sales                                        27,122           18,644            1,457          47,223
                                                   --------         --------         --------        --------
   Gross profit                                      12,265            7,960              775          21,000
Selling, general and administrative
   expenses                                           9,814            9,322              425          19,561
Facility closing and severance expenses                 324               71                -             395
Amortization of intangibles                              73               56                -             129
Management fees                                         (75)               -               75               -
                                                   --------         --------         --------        --------
   Income (loss) from operations                      2,129           (1,489)             275             915
Other expenses
   Interest expense                                   8,053                8                -           8,061
   Other expense                                          5               33                3              41
                                                   --------         --------         --------        --------
   Income (loss) before provision (benefit)
     for income taxes                                (5,929)          (1,530)             272          (7,187)
Provision (benefit) for income taxes                 (1,482)            (383)              68          (1,797)
                                                   --------         --------         --------        --------
Net income (loss) available to common
   shareholders                                    $ (4,447)        $ (1,147)        $    204        $ (5,390)
                                                   ========         ========         ========        ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 29, 2002

                                                   Dayton
                                                  Superior       Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     ------------     ------------
Net sales                                          $30,894       $  46,590          $1,018          $ 78,502
Cost of sales                                       18,521          32,923             541            51,985
                                                   -------        --------           -----          --------
   Gross profit                                     12,373          13,667             477            26,517
Selling, general and administrative
   expenses                                         10,300          12,523             405            23,228
Facility closing and severance expenses                121               -               -               121
Amortization of intangibles                             68               5               -                73
Management fees                                        (75)              -              75                 -
                                                   -------        --------           -----          --------
   Income (loss) from operations                     1,959           1,139              (3)            3,095
Other expenses
   Interest expense                                  7,880             126               -             8,006
   Other expense (income)                              (78)             90              93               105
                                                   -------        --------           -----          --------
   Income (loss) before provision (benefit)
     for income taxes                               (5,843)            923             (96)           (5,016)
Provision (benefit) for income taxes                (2,337)            369             (38)           (2,006)
                                                   -------        --------           -----          --------
Net income (loss) before cumulative effect of
    change in accounting principle                  (3,506)            554             (58)           (3,010)

Cumulative effect of change in
   accounting  principle, net of income
   tax benefit of $2,754                                 -         (17,140)              -           (17,140)
                                                   -------        --------           -----          --------
Net loss                                           $(3,506)       $(16,586)          $ (58)         $(20,150)
                                                   =======        ========           =====          ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 28, 2003


                                                        Dayton
                                                       Superior         Guarantor      Non Guarantor
                                                      Corporation      Subsidiaries     Subsidiaries     Consolidated
                                                      -----------      ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $ (4,447)        $ (1,147)        $    204         $ (5,390)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization                       1,998            4,457               12            6,467
       Deferred income taxes                                (378)               -                -             (378)

       Gain on sales of rental equipment and
         property, plant and equipment                      (203)          (6,970)              (8)          (7,181)
   Change in assets and liabilities, net of
     the effects of acquisitions                         (17,164)          15,111             (818)          (2,871)
                                                        --------         --------         --------         --------
       Net cash provided by                                                                                (used in)
         operating activities                            (20,194)          11,451             (610)          (9,353)
                                                        --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                   (570)          (1,951)               -           (2,521)
  Proceeds from sales of property, plant and
     equipment                                                 -               10                -               10
  Rental equipment additions                                (132)         (12,276)               -          (12,408)
  Proceeds from sales of rental equipment                    290            9,742               16           10,048
                                                        --------         --------         --------         --------
       Net cash provided by (used in)
         investing activities                               (412)          (4,475)              16           (4,871)
                                                        --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                         16,049                -                -           16,049
  Issuance of common shares                                   53                -                -               53
  Intercompany                                             5,920           (6,262)             342                -
                                                        --------         --------         --------         --------
       Net cash provided by (used in)
         financing activities                             22,022           (6,262)             342           16,102
                                                        --------         --------         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        -                -              198              198
                                                        --------         --------         --------         --------

       Net increase (decrease) in cash                     1,416              714              (54)           2,076

CASH, beginning of period                                  1,605             (687)           1,486            2,404
                                                        --------         --------         --------         --------
CASH, end of period                                     $  3,021         $     27         $  1,432         $  4,480
                                                        ========         ========         ========         ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 29, 2002

                                                     Dayton
                                                    Superior        Guarantor      Non Guarantor
                                                  Corporation      Subsidiaries     Subsidiaries     Consolidated
                                                  -----------      ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (3,506)        $(16,586)        $    (58)        $(20,150)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                   1,782            3,866               12            5,660
       Cumulative effect of change in
         accounting principle                              -           17,140                -           17,140
       Deferred income taxes                          (1,925)               -                -           (1,925)
       Gain on sales of rental equipment and
         property, plant and equipment                   (11)          (2,634)               -           (2,645)
   Change in assets and liabilities                   (6,872)          (6,521)             (48)         (13,441)
                                                    --------         --------         --------         --------
       Net cash used in operating activities         (10,532)          (4,735)             (94)         (15,361)
                                                    --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions             (2,657)          (1,182)              (8)          (3,847)
  Rental equipment additions                            (223)          (4,035)               -           (4,258)
  Proceeds from sales of rental equipment                 99            5,730                -            5,829
                                                    --------         --------         --------         --------
       Net cash provided by (used in)
         investing activities                         (2,781)             513               (8)          (2,276)
                                                    --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                     14,459                -                -           14,459
  Purchase of treasury shares                           (188)               -                -             (188)
  Repayment of loans to shareholders                      83                -                -               83
  Issuance of common shares                               39                -                -               39
  Intercompany                                        (2,670)           2,690              (20)               -
                                                    --------         --------         --------         --------
       Net cash provided by (used in)
         financing activities                         11,723            2,690              (20)          14,393
                                                    --------         --------         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -                -               47               47
                                                    --------         --------         --------         --------

       Net decrease in cash                           (1,590)          (1,532)             (75)          (3,197)

CASH, beginning of period                              2,714              832            1,443            4,989
                                                    --------         --------         --------         --------

CASH, end of period                                 $  1,124         $   (700)        $  1,368         $  1,792
                                                    ========         ========         ========         ========

(4) STOCK OPTION PLANS

The Company has a stock option plan which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss for the three fiscal months ended March 28, 2003 and March 29, 2002 would have been increased to the following pro forma amounts:

                                                                         Three fiscal months ended
                                                                     ---------------------------------
                                                                       March 28,           March 29,
                                                                         2003                2002
                                                                     --------------   ----------------
Net loss            As Reported                                         $(5,390)           $(20,150)
                    Deduct: Total stock-based employee
                    compensation expense determined under fair
                    value-based method for all awards, net of
                    related tax effect                                      (66)                (51)
                                                                        -------            --------
                    Pro Forma                                           $(5,456)           $(20,201)
                                                                        =======            ========

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the activity of the Company's stock option plans for the three fiscal months ended March 28, 2003 is presented in the table below:

                                                        Weighted Average
                                       Number of       Exercise Price Per
                                        Shares               Share
                                        -------             ------
Outstanding at December 31, 2002        671,684             $25.00
Granted                                  37,859              27.50
Cancelled                               (47,851)             26.64
                                        -------             ------
Outstanding at March 28, 2003           661,692             $25.02
                                        =======             ======



(5) SEGMENT REPORTING

In an effort to reduce cost and enhance customer responsiveness, the Company consolidated its overhead structure from five marketing arms down to two effective January 1, 2003. Accordingly, the Company changed its reporting as a result of this consolidation such that it now reports under two segments:
Construction Products Group and Symons. Construction Products Group and Symons sell primarily to external customers and are differentiated by their products and services, both of which serve the construction industry. Construction Products Group sells concrete accessories, which are used in connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars; masonry accessories, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls; paving products which are used in the construction and rehabilitation of concrete roads, highways, and airport runways to extend the life of the pavement; and construction chemicals which are used in conjunction with its other products.

Symons sells and rents reusable engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens and construction chemicals which are used in conjunction with its other products.

Sales between Construction Products Group and Symons are recorded at normal selling price by the selling segment and at cost for the buying segment, with the profit recorded as an intersegment elimination. Segment assets include accounts receivable; inventories; property, plant, and equipment; rental equipment; and an allocation of goodwill. Corporate and unallocated assets include cash, prepaid income taxes, future tax benefits, and financing costs. Export sales and sales by non-U.S. affiliates are not significant.

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three fiscal months ended March 28, 2003 and March 29, 2002 follows. The 2002 amounts have been reclassified to conform to the 2003 classification.

                                                Three fiscal months ended
                                                -------------------------
                                                March 28,        March 29,
                                                  2003             2002
                                                --------         --------

Construction Products Group                     $ 45,245         $ 53,564
Symons                                            22,978           24,938
                                                --------         --------
Net sales to external customers                 $ 68,223         $ 78,502
                                                ========         ========

Construction Products Group                     $  2,136         $  2,562
Symons                                             1,784            1,710
                                                --------         --------
Net sales to other segments                     $  3,920         $  4,272
                                                ========         ========

Construction Products Group                     $  1,242         $  4,069
Symons                                             4,900            4,026
Corporate                                         (3,034)          (3,015)
Intersegment Eliminations                         (2,193)          (1,985)
                                                --------         --------
Income from operations                          $    915         $  3,095
                                                ========         ========

Construction Products Group                     $  1,272         $  3,916
Symons                                             4,872            3,995
Corporate                                        (11,138)         (10,942)
Intersegment Eliminations                         (2,193)          (1,985)
                                                --------         --------
Loss before income taxes                        $ (7,187)        $ (5,016)
                                                ========         ========

Construction Products Group                     $  1,694         $  1,582
Symons                                             3,553            2,967
Corporate                                            486              471
                                                --------         --------
Depreciation                                    $  5,733         $  5,020
                                                ========         ========

Construction Products Group                     $     36         $     29
Symons                                                56                5
Corporate                                             37               39
                                                --------         --------
Amortization of goodwill and intangibles        $    129         $     73
                                                ========         ========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three fiscal months ended March 28, 2003 and March 29, 2002 is as follows:

                                             Three fiscal months ended
                                             -------------------------
                                              March 28,      March 29,
                                                 2003           2002
                                               -------        -------
Construction Products Group                    $ 2,371        $ 2,846
Symons                                              34            747
Corporate                                          116            254
                                               -------        -------
Property, Plant and Equipment Additions        $ 2,521        $ 3,847
                                               =======        =======

Construction Products Group                    $   132        $   260
Symons                                          12,276          3,998
                                               -------        -------
Rental Equipment Additions                     $12,408        $ 4,258
                                               =======        =======

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of March 28, 2003 and December 31, 2002 is as follows:

                                                       As of
                                         --------------------------------
                                           March 28,         December 31,
                                             2003               2002
                                           --------           --------
 Construction Products Group               $165,166           $159,955
 Symons                                     122,115            115,071
 Corporate and Unallocated                  102,321             98,945
                                           --------           --------
 Total Assets                              $389,602           $373,971
                                           ========           ========

(6) FACILITY CLOSING AND SEVERANCE EXPENSES

During the first quarter of 2003, the Company approved and began implementing plans to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The plan encompassed approximately 50 employee terminations, and the amount of severance expense during the first quarter of 2003 was $395.

The Company had also approved and implemented several facility closing and severance plans prior to December 31, 2002. The Company had established reserves for the expected future costs of severance, lease payments and other post-closing facility maintenance costs. Below is a summary of the amounts charged against the facility closing and severance reserves in 2003 and 2002:

                                              March 28,        March 29,
                                                 2003            2002
                                              ---------        ---------
Beginning Balance                              $ 3,379         $ 2,900

Facility Closing and Severance Expenses            395             121

Items Charged Against Reserve:
    Involuntary Termination Costs               (1,394)           (454)
    Lease Termination Costs                       (138)           (201)
    Other Post-Closing Costs                      (319)           (532)
                                               -------         -------
Ending Balance                                 $ 1,923         $ 1,834
                                               =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of March 28, 2003, we have two principal operating divisions, which are organized around the following functional areas of expertise:

        -    Construction Products Group and
        -    Symons.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net sales.

                                                                              THREE FISCAL MONTHS ENDED
                                                                              -------------------------
                                                                              March 28,        March 29,
                                                                                2003             2002
                                                                                ----             -----
Net sales                                                                      100.0%            100.0%
Cost of sales                                                                   69.2              66.2
                                                                                ----             -----
Gross profit                                                                    30.8              33.8
Selling, general and administrative expenses                                    28.7              29.6
Facility closing and severance expenses                                          0.6               0.2
Amortization of intangibles                                                      0.2               0.1
                                                                                ----             -----
Income from operations                                                           1.3               3.9
Interest expense                                                                11.8              10.2
Other expense                                                                    -                 0.1
                                                                                ----             -----
Loss before benefit for income taxes                                           (10.5)             (6.4)
Benefit for income taxes                                                        (2.6)             (2.6)
                                                                                ----             -----
Net loss before cumulative effect of change in accounting principle             (7.9)             (3.8)
Cumulative effect of change in accounting principle                              -               (21.8)
                                                                                ----             -----
Net loss                                                                        (7.9)%           (25.6)%
                                                                                ====             =====

COMPARISON OF THREE FISCAL MONTHS ENDED MARCH 28, 2003 AND MARCH 29, 2002

NET SALES

Net sales decreased $10.3 million, or 13.1%, to $68.2 million in the first quarter of 2003 from $78.5 million in the first quarter of 2002. The following table summarizes our net sales by segment:


                                                        Three fiscal months ended
                                  ----------------------------------------------------------
                                        March 28, 2003                  March 29, 2002
                                  ----------------------------------------------------------
                                                         (In thousands)
                                  Net Sales              %        Net Sales              %         % Change
                                  ---------            -----      ---------            -----       --------

Construction Products Group        $ 47,381            69.4%       $ 56,126            71.5%        (15.6)%
Symons                               24,762            36.3          26,648            33.9          (7.1)
Intersegment eliminations            (3,920)           (5.7)         (4,272)           (5.4)         (8.2)
                                   --------           -----        --------           -----         -----
Net sales                          $ 68,223           100.0%       $ 78,502           100.0%        (13.1)%
                                   ========           =====        ========           =====         =====

Net sales for the Construction Products Group decreased $8.7 million, or 15.6%, to $47.4 million in the first quarter of 2003 from $56.1 million in the first quarter of 2002, primarily due to the weaker markets in the first quarter of 2003 compared to 2002. In addition, the harsh winter weather in the first quarter of 2003 caused delays in the start of construction projects.

Net sales of Symons products decreased 7.1% to $24.8 million for the first quarter of 2003 compared to $26.6 million in the first quarter of 2002, primarily due to lower rental revenues and decreased sales of new products due to the weaker markets and the harsh winter weather in the first quarter of 2003 compared to 2002. This was partially offset by increased sales of used rental fleet as we continue to optimize rental fleet utilization.

GROSS PROFIT

Gross profit for the first quarter of 2003 was $21.0 million, a decrease of $5.5 million from $26.5 million in the first quarter of 2002. This was due primarily to the decreased revenues discussed previously, offset partially by the cost savings realized from the facility closing and severance plans implemented by management.

Gross margin was 30.8% in the first quarter of 2003, decreasing from 33.8% in the same quarter of 2002. This was due primarily to the combination of the fixed cost impact on the unfavorable sales volume and unfavorable pricing, both of which are attributable to our weaker markets in 2003 compared to 2002.

OPERATING EXPENSES

Selling, general, and administrative expenses ("SG&A expenses") decreased $3.7 million to $19.6 million in the first quarter of 2003, from $23.2 million in the first quarter of 2002, primarily due to the cost savings realized from the implementation of the facility closing and severance plans.

During the first quarter of 2003, we approved and began implementing plans to further reduce overall headcount in order to keep our cost structure in alignment with our net sales. The plan encompassed approximately 50 employee terminations, and the amount of severance expensed during the first quarter of 2003 was $0.4 million.

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

Below is a summary of the amounts charged against the facility closing and severance reserve during the first quarter of 2003 and 2002:


                                              March 28,    March 29,
                                                 2003         2002
                                              ---------    ---------
Beginning Balance                              $  3.3       $  2.9

Facility Closing and Severance Expenses           0.4          0.1

Items Charged Against Reserve:
    Involuntary Termination Costs                (1.4)        (0.5)
    Lease Termination Costs                      (0.1)        (0.2)
    Other Post-Closing Costs                     (0.3)        (0.5)
                                               ------       ------
Ending Balance                                 $  1.9       $  1.8
                                               ======       ======

Amortization of intangibles was $0.1 million in the first quarters of both 2003 and 2002.

OTHER EXPENSES

Interest expense increased slightly to $8.1 million in the first quarter of 2003 from $8.0 million in the first quarter of 2002. This was due to higher average borrowings in the first quarter of 2003 when compared to the first quarter of 2002, offset partially by the lower interest rates in 2003.

LOSS BEFORE INCOME TAXES

Loss before income taxes in the first quarter of 2003 was $(7.2) million as compared to $(5.0) million in the first quarter of 2002 and was comprised of the following:

                                                Three fiscal months ended
                                                -------------------------
                                                March 28,       March 29,
                                                  2003            2002
                                                -----------  ------------
                                                      (In thousands)
          Construction Products Group            $ 1,272        $ 3,916
          Symons                                   4,872          3,995
          Corporate                              (11,138)       (10,942)
          Intersegment eliminations               (2,193)        (1,985)
                                                 -------        -------
          Loss before income taxes               $(7,187)       $(5,016)
                                                 =======        =======

Construction Products Group's income before income taxes of $1.3 million in the first quarter of 2003 decreased from $3.9 million in the first quarter of 2002. This was primarily due to the lower net sales volumes in 2003, offset partially by the cost savings realized from the facility closing and severance plans implemented by management.

Symons' income before income taxes was $4.9 million in the first quarter of 2003 compared to $4.0 million in the first quarter of 2002. This was due primarily to the cost savings realized from the facility closing and severance plans implemented by management.

Corporate expenses increased slightly to $11.1 million in the first quarter of 2003 from $10.9 million in the first quarter of 2002.

Elimination of profit on intersegment sales was $2.2 million in the first quarter of 2003 compared to $2.0 million in the first quarter of 2002, due primarily to a change in the mix of intersegment product sales.

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The effective tax rate in the first quarter of 2003 was 25.0%, which is different from the statutory rate, primarily due to the unfavorable impact of permanent book/tax differences. The net loss before cumulative effect of change in accounting principle for the first quarter of 2003 was $(5.4) million compared to a loss of $(3.0) million in the first quarter of 2002 due to the factors described above.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to allow only the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

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

NET LOSS

The net loss for the first quarter of 2003 was $5.4 million compared to a loss of $20.2 million in the first quarter of 2002 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures and amounts available under the revolving credit facility.

Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity.

Net cash used in operating activities in the first quarter of 2003 was $9.4 million compared to a use of $15.4 million in the first quarter of 2002.

Net cash used in investing activities was $4.9 million in the first quarter of 2003 compared to a use of $2.3 million in the first quarter of 2002. Property, plant and equipment additions decreased to $2.5 million in the first quarter of 2003 from $3.8 million in the first quarter of 2002, as we continue to closely monitor our spending with our markets being weaker. Rental equipment additions, net of proceeds from sales of rental equipment, were a $2.4 million use of cash in the first quarter of 2003 compared to a $1.6 million source of cash in the first quarter of 2002. This is due to the implementation of our plan to continue to replace older traditional forming rental fleet with newer European clamping systems.

As of March 28, 2003, our long-term debt consisted of the following:

                                                                                               March 28,
                                                                                                 2003
                                                                                                -------

Revolving credit facility, weighted average interest rate of 4.7%                                $ 27.4
Acquisition credit facility, weighted average interest rate of 4.4%                                 9.2
Term Loan Tranche A, weighted average interest rate of 4.4%                                        18.6
Term Loan Tranche B, weighted average interest rate of 4.9%                                        97.3
Senior Subordinated Notes, interest rate of 13.0%                                                 170.0
Debt discount on Senior Subordinated Notes                                                        (10.1)
Debentures previously held by Dayton Superior Capital Trust, interest
     rate of 9.1%, due on demand                                                                    1.1
Capital lease obligations                                                                           4.3
City of Parsons, Kansas Economic Development Loan, interest rate
     of 7.0%                                                                                        0.1
                                                                                                -------
Total long-term debt                                                                              317.9
Less current maturities                                                                            (8.7)
                                                                                                -------
Long-term portion                                                                               $ 309.2
                                                                                                =======

At March 28, 2003, of the $50.0 million revolving credit facility that was available to us, $27.4 million of borrowings were outstanding, along with $9.3 million of letters of credit, with the remaining $13.3 million available for borrowing. Approximately $9.2 million of the $30.0 million acquisition facility had been drawn and was outstanding. Of the $23.5 million tranche A facility, $22.3 million had been drawn and $18.6 million was outstanding at March 28, 2003. All of the $98.5 million tranche B facility had been drawn and approximately $97.3 million was outstanding at March 28, 2003.

Our long-term debt borrowings, net of repayments for the first quarter of 2003 were $16.0 million compared to $14.5 million in the first quarter of 2002.

We may from time to time may seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, or in privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

At March 28, 2003, working capital was $67.5 million, compared to $65.8 million at December 31, 2002. The increase in working capital is attributable to normal seasonal working capital growth.

We intend to fund future acquisitions with cash, securities or a combination of cash and securities. To the extent we use cash for all or part of any future acquisitions, we expect to raise the cash from our business operations, from borrowings under our credit facility or, if feasible and attractive, by issuing long-term debt or additional common shares.

SEASONALITY

Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.

INFLATION

We do not believe inflation had a significant impact on our operations over the past two years. In the past, we have been able to pass along to our customers a portion of the increases in the price of steel (our principal raw material). We may not be able to pass on steel price increases in the future.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 31, 2002.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found in our annual report on

Form 10-K for the year ended December 31, 2002. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 28, 2003, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consisted of:

     - $170.0 million of Senior Subordinated Notes, with a book value of $159.9 million;

     -    $202.0 million credit facility, consisting of:

               - $50.0 million revolving credit facility, $27.4 million of which was outstanding at March 28, 2003;

               - $30.0 million acquisition facility, $9.2 million of which was drawn and outstanding at March 28, 2003;

               - $23.5 million term loan tranche A, $22.3 million of which has been drawn and $18.6 million was outstanding at March 28, 2003; and

               - $98.5 million term loan tranche B, all of which has been drawn and $97.3 million was outstanding at March 28, 2003;

     -    $4.3 million in capital lease obligations; and

     -    $1.2 million in other fixed-rate, long-term debt.

The Senior Subordinated Notes bear interest at 13.0% on the $170.0 million of principal and mature in 2009. The estimated fair value of the notes, based on a trading price of $83 per unit at March 28, 2003, is $141.1 million.

Our credit facility has several interest rate options, which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $152.5 million face value. The weighted average interest rate at March 28, 2003 was 4.8%.

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

(b) Reports on Form 8-K. During the quarter ended March 28, 2003, we filed the following Current Reports on Form 8-K:

Current Report on Form 8-K dated February 26, 2003, reporting under Item 5
     (Other Events) the Company's fourth quarter and full year 2002 results.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DAYTON SUPERIOR CORPORATION



         DATE: May 12, 2003         BY:  /s/  Alan F. McIlroy
               -------------------     -----------------------------------
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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Dayton Superior Corporation as of, and for the periods presented in this quarterly report;

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



May 12, 2003                        /s/ Stephen R. Morrey

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Dayton Superior Corporation as of, and for the periods presented in this quarterly report;

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



May 12, 2003                    /s/ Alan F. McIlroy

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