Form 10-Q
period 2003-06-27
DAYTON SUPERIOR CORP
filed 2003-08-13
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
    JUNE 27, 2003                                                1-11781

                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                               31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

7777 Washington Village Dr., Suite 130
             Dayton, Ohio                                         45459
--------------------------------------                    ---------------------
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

Indicate by mark whether the registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

4,010,160 Common Shares were outstanding as of August 13, 2003

PART I. - FINANCIAL INFORMATION
ITEM 1  - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of June 27, 2003 and December 31, 2002
                             (Amounts in thousands)

                                                                        (Unaudited)
                                                                          June 27,       December 31,
                                                                           2003             2002
                                                                        -----------      -----------
                              ASSETS
Current assets:
  Cash .............................................................     $       -        $   2,404
  Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $4,266 and $4,861 .............        70,575           61,165
  Inventories (Note 2) .............................................        52,311           47,911
  Prepaid expenses and other current assets ........................         6,890            7,054
  Prepaid income taxes .............................................         2,592            4,009
  Future income tax benefits .......................................         6,194            6,194
                                                                         ---------        ---------
       Total current assets ........................................       138,562          128,737
                                                                         ---------        ---------

Rental equipment, net (Note 2) .....................................        68,167           63,160
                                                                         ---------        ---------

Property, plant and equipment ......................................       108,662          103,846
   Less accumulated depreciation ...................................       (46,963)         (42,600)
                                                                         ---------        ---------
       Net property, plant and equipment ...........................        61,699           61,246
                                                                         ---------        ---------
Goodwill ...........................................................       107,328          107,328
Intangible assets, net of accumulated amortization (Note 2) ........         5,850            8,405
Other assets .......................................................         5,894            5,095
                                                                         ---------        ---------
                  Total assets .....................................     $ 387,500        $ 373,971
                                                                         =========        =========
               LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt (Note 3) ...................     $   2,277        $   6,991
   Accounts payable ................................................        30,820           25,667
   Accrued compensation ............................................        13,248           20,948
   Other accrued liabilities .......................................         7,042            9,380
                                                                         ---------        ---------
       Total current liabilities ...................................        53,387           62,986

Long-term debt, net of current portion (Note 3) ....................       321,559          292,545
Deferred income taxes ..............................................        11,330           11,919
Other long-term liabilities ........................................        10,788           10,762
                                                                         ---------        ---------
       Total liabilities ...........................................       397,064          378,212
                                                                         ---------        ---------
Shareholders' deficit:
  Common shares ....................................................       102,525          102,525
  Loans to shareholders ............................................        (2,842)          (2,878)
  Treasury shares, at cost, 36,747 shares in 2003 and 2002                  (1,184)          (1,184)
  Cumulative other comprehensive loss ..............................        (1,225)          (1,716)
  Accumulated deficit ..............................................      (106,838)        (100,988)
                                                                         ---------        ---------
       Total shareholders' deficit .................................        (9,564)          (4,241)
                                                                         ---------        ---------
       Total liabilities and shareholders' deficit .................     $ 387,500        $ 373,971
                                                                         =========        =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
    For The Three and Six Fiscal Months Ended June 27, 2003 and June 28, 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    Three Fiscal Months Ended  Six Fiscal Months Ended
                                                                    -------------------------  -----------------------
                                                                                (as restated)             (as restated)
                                                                      June 27,     June 28,     June 27,     June 28,
                                                                        2003         2002         2003         2002
                                                                    ----------    ---------    ---------    ---------
Net sales ........................................................   $ 105,514    $ 112,004    $ 177,508    $ 194,617

Cost of sales ....................................................      74,502       75,417      125,496      131,513
                                                                     ---------    ---------    ---------    ---------
   Gross profit ..................................................      31,012       36,587       52,012       63,104

Selling, general and administrative expenses .....................      20,054       22,788       39,615       46,016

Facility closing and severance expenses (Note 6) .................         349          453          744          574

Amortization of intangibles ......................................         130           78          259          151
                                                                     ---------    ---------    ---------    ---------

   Income from operations ........................................      10,479       13,268       11,394       16,363

Other expenses
   Interest expense ..............................................       9,012        8,407       17,073       16,413
   Loss on early extinguishment of long-term debt ................       2,480            -        2,480            -
   Other expense .................................................          96           45          137          150
                                                                     ---------    ---------    ---------    ---------

   Income (loss) before provision (benefit) for income taxes and
     cumulative effect of change in accounting principle                (1,109)       4,816       (8,296)        (200)

Provision (benefit) for income taxes..............................        (649)       1,926       (2,446)         (80)
                                                                     ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of change in accounting
principle.........................................................        (460)       2,890       (5,850)        (120)

Cumulative effect of change in accounting principle, net of
   income tax benefit of $2,754 (Note 2) .........................           -            -            -      (17,140)
                                                                     ---------    ---------    ---------    ---------
   Net income (loss)
                                                                     $    (460)   $   2,890    $  (5,850)   $ (17,260)
                                                                     =========    =========    =========    =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
         For The Six Fiscal Months Ended June 27, 2003 and June 28, 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                           June 27,     June 28,
                                                                                             2003         2002
                                                                                          ---------    ---------
Cash Flows From Operating Activities:
   Net loss ...........................................................................   $  (5,850)   $ (17,260)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation .....................................................................      11,336       10,004
     Amortization of intangibles ......................................................         259          151
     Loss on early extinguishment of long-term debt ...................................       2,480            -
     Cumulative effect of change in accounting principle (Note 2) .....................           -       17,140
     Deferred income taxes ............................................................        (588)         202
     Amortization of deferred financing costs and debt discount .......................       1,208        1,150
      Gain on sales of rental equipment and property, plant and equipment .............     (15,203)      (7,959)
   Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable ..............................................................      (9,410)     (18,711)
     Inventories ......................................................................      (4,400)      (7,460)
     Accounts payable .................................................................       5,153        4,971
     Accrued liabilities and other long-term liabilities ..............................     (10,013)     (10,237)
     Prepaid income taxes .............................................................         426         (734)
     Other, net .......................................................................         175        3,208
                                                                                          ---------    ---------
           Net cash used in operating activities ......................................     (24,427)     (25,535)
                                                                                          ---------    ---------

Cash Flows From Investing Activities:
   Property, plant and equipment additions ............................................      (3,809)      (6,518)
   Proceeds from sales of property, plant and equipment ...............................          82        1,888
   Rental equipment additions .........................................................     (16,790)      (6,022)
   Proceeds from sales of rental equipment ............................................      20,988       11,426
                                                                                          ---------    ---------
           Net cash provided by investing activities ..................................         471          774
                                                                                          ---------    ---------

Cash Flows From Financing Activities:
   Repayments of long-term debt .......................................................    (160,364)      (1,686)
   Issuance of long-term debt .........................................................     182,070       25,944
   Financing costs incurred ...........................................................        (680)           -
   Purchase of treasury shares ........................................................           -         (188)
   Repayment of loans to shareholders .................................................          37           85
   Issuance of common shares ..........................................................           -           39
                                                                                          ---------    ---------
           Net cash provided by financing activities ..................................      21,063       24,194
                                                                                          ---------    ---------

Effect of Exchange Rate Changes on Cash ...............................................         489          175
                                                                                          ---------    ---------
           Net decrease in cash .......................................................      (2,404)        (392)

Cash, beginning of period .............................................................       2,404        4,989
                                                                                          ---------    ---------
Cash, end of period ...................................................................   $       -    $   4,597
                                                                                          =========    =========
Supplemental Disclosures:
   Cash paid (refunded) for income taxes, net .........................................   $  (3,351)   $     355
   Cash paid for interest .............................................................      17,324       15,557
   Purchases of equipment on capital leases ...........................................       2,088            -

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
    For The Three and Six Fiscal Months Ended June 27, 2003 and June 28, 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Three Fiscal Months         Six Fiscal Months
                                                           Ended                      Ended
                                                   ----------------------     ----------------------
                                                   June 27,      June 28,     June 27,      June 28,
                                                     2003          2002         2003          2002
                                                   --------      --------     --------      --------
Net income (loss) .............................    $   (460)     $  2,890     $ (5,850)     $(17,260)
Other comprehensive income:
     Foreign currency translation adjustment            291           128          489           175
                                                   --------      --------     --------      --------

Comprehensive income (loss) ...................    $   (169)     $  3,018     $ (5,361)     $(17,085)
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

     (b) Inventories -- The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of June 27, 2003 and December 31, 2002:

                                     June 27,     December 31,
                                       2003           2002
                                     --------     ------------
Raw materials .................      $ 11,428       $ 15,984
Work in progress ..............         3,083          3,069
Finished goods ................        38,693         29,932
                                     --------       --------
                                       53,204         48,985
Net realizable value reserve...          (893)        (1,074)
                                     --------       --------
                                     $ 52,311       $ 47,911
                                     ========       ========

     (c) Rental Equipment -- Rental equipment is manufactured or purchased by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of June 27, 2003 and December 31, 2002 are net of accumulated depreciation of $28,652 and $24,181, respectively. Rental revenues and cost of sales associated with rental revenue are as follows:

                              Three fiscal months ended   Six fiscal months ended
                              -------------------------   -----------------------
                                 June 27,    June 28,       June 27,   June 28,
                                  2003        2002           2003       2002
                                 -------     -------        -------    --------
Rental revenue                   $ 6,408     $10,685        $13,053     $21,516
Rental depreciation                3,420       2,913          6,841       5,900
Other cost of sales                  322         447            605         798
                                 -------     -------        -------     -------
   Gross profit                  $ 2,666     $ 7,325        $ 5,607     $14,818
                                 =======     =======        =======     =======

     (d) Goodwill and Intangible Assets - Amortization is provided over the term of the loan (5 to 7 years) for deferred financing costs, the term of the agreement (5 years) for non-compete agreements, and over the estimated useful life (3 years) for intellectual property. Amortization of non-compete agreements and intellectual property is reflected as "Amortization of intangibles" in the accompanying consolidated statements of operations. The estimated aggregate amortization expense for each of the next three years is as follows: $533 in 2003, $515 in 2004, and $286 in 2005. Amortization of deferred financing costs is reflected as "Interest expense" in the accompanying consolidated statements of operations. The estimated aggregate interest expense for each of the next five years related to the amortization of deferred financing costs is as follows: $1,175 in 2003, $986 in 2004, $986 in 2005, $840 in 2006, and $584 in 2007. Intangible assets consisted of the following:

                                     June 27,    December 31,
                                       2003          2002
                                     --------    ------------
Deferred financing costs ........    $  7,605      $ 10,550
Intellectual property ...........         690           690
Covenants not to compete ........       1,595         1,595
                                     --------      --------
                                        9,890        12,835
Less: accumulated amortization...      (4,040)       (4,430)
                                     --------      --------
                                     $  5,850      $  8,405
                                     ========      ========

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

         The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company recorded a non-cash charge in the first quarter of 2002 of $17,140 ($19,894 of goodwill, less an income tax benefit of $2,754), which is reflected as a cumulative effect of change in accounting principle in the accompanying June 28, 2002 consolidated statement of operations. This amount does not affect the Company's ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

     (e) New Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The adoption of this pronouncement in 2003 resulted in the reclassification in 2000 of the loss on the early extinguishment of long-term debt.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock - Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Although the Company has not changed to the fair value method, the disclosure requirements of this statement have been adopted.

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

     (f) Stock Options -- The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. No compensation cost has been recognized in any period presented. If compensation cost for the Company's stock options had been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net income would have been reduced to the unaudited pro forma amounts as follows:

                                           Three fiscal months ended    Six fiscal months ended
                                           -------------------------    -----------------------
                                             June 27,    June 28,        June 27,    June 28,
                                               2003        2002            2003        2002
                                           ----------    --------        --------    --------
Net income
(loss)        As Reported ...............    $   (460)   $  2,890        $ (5,850)   $(17,260)
              Deduct: Total
              stock-based employee
              compensation expense
              determined under fair
              value-based method for
              all awards, net of
              related tax effect ........         (65)        (46)           (131)        (97)
                                             --------    --------        --------    --------
              Pro Forma .................    $   (525)   $  2,844        $ (5,981)   $(17,357)
                                             ========    ========        ========    ========

         Because the fair value method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     (g) Reclassifications -- Certain reclassifications have been made to the 2002 amounts to conform to their 2003 classifications.

(3) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of June 27, 2003 and December 31, 2002:

                                                                                        June 27,          December 31,
                                                                                          2003                2002
                                                                                       ---------          ------------
Revolving credit facility, weighted average interest rate of 6.25%.                    $   15,868          $   10,050
Acquisition credit facility.....................................................                -               9,250
Term Loan Tranche A.............................................................                -              19,391
Term Loan Tranche B.............................................................                -              97,516
Senior Subordinated Notes, interest rate of 13.0%...............................          154,729             170,000
Debt discount on Senior Subordinated Notes......................................           (8,954)            (10,374)
Senior Second Secured Notes, interest rate of 10.75%............................          165,000                   -
Debt discount on Senior Second Secured Notes....................................           (8,105)                  -
Debentures previously held by Dayton Superior Capital Trust, interest rate of
     9.1%, due on demand........................................................            1,110               1,110
Capital lease obligations.......................................................            4,117               2,507
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%........
                                                                                               71                  86
                                                                                       ----------          ----------
Total long-term debt............................................................          323,836             299,536
Less current maturities.........................................................           (2,277)             (6,991)
                                                                                       ----------          ----------
Long-term portion...............................................................       $  321,559          $  292,545
                                                                                       ==========          ==========

On June 9, 2003, the Company completed an offering of $165,000 of senior second secured notes (the "Senior Notes") in a private placement. The notes mature in June 2008 and were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the

Senior Notes were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550.

As of June 27, 2003, the Senior Subordinated Notes (the "Notes") have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased for $14,311, for a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company's Common Shares for $0.01 per share.

The Company has a $50,000 revolving credit facility that matures in June 2006. The credit facility has several interest rate options which reprice on a short-term basis. At June 27, 2003, the Company had outstanding letters of credit of $5,485, and the Company had available borrowings of $28,647 under its revolving credit facility.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

                                       Three fiscal months ended        Six fiscal months ended
                                     -----------------------------   -----------------------------
                                     June 27, 2003   June 28, 2002   June 27, 2003   June 28, 2002
                                     -------------   -------------   -------------   -------------
Revolving Credit Facility:
    Average borrowing                   $26,432         $19,713         $25,019         $14,448
    Maximum borrowing                    35,225          29,275          35,225          29,275
    Weighted average interest rate          5.3%            5.8%            5.4%            6.5%

The credit facility was amended during the second quarter to remove certain of the restrictive financial covenants. As of June 27, 2003, the only remaining covenant requires that the Company not exceed a certain leverage ratio as defined. The Company was in compliance with this covenant as of June 27, 2003. The amendment also limits the Company's borrowings to 75% of eligible accounts receivable and 50% of eligible inventories.

The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; and Dur-O-Wal, Inc.) have guaranteed the Notes and the Senior Notes. The wholly-owned foreign subsidiaries of the Company are not guarantors of the Notes nor the Senior Notes and do not have any credit arrangements senior to the Notes or Senior Notes. The following supplemental consolidating condensed balance sheets as of June 27, 2003 and December 31, 2002, the supplemental consolidating condensed statements of operations for the three and six fiscal months ended June 27, 2003 and June 28, 2002 and cash flows for the six fiscal months ended June 27, 2003 and June 28, 2002 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                               As of June 27, 2003

                                                     Dayton
                                                    Superior        Guarantor      Non-Guarantor
                                                   Corporation    Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                   -----------    ------------     -------------    ------------     ------------
ASSETS
Cash........................................       $   (1,058)    $      (215)     $      1,273     $         -      $          -
Accounts receivable, net....................           43,709          25,900               966               -            70,575
Inventories.................................           28,588          22,449             1,274               -            52,311
Intercompany................................           44,776         (44,543)             (233)              -                 -
Other current assets........................            9,929           5,663                84               -            15,676
                                                   ----------     -----------      ------------     -----------      ------------

    TOTAL CURRENT ASSETS....................          125,944           9,254             3,364               -           138,562
Rental equipment, net.......................            4,365          63,733                69               -            68,167
Property, plant and equipment, net..........           29,254          32,259               186               -            61,699
Investment in subsidiaries..................          123,041               -                 -        (123,041)                -
Other assets................................           54,317          64,755                 -               -           119,072
                                                   ----------     -----------      ------------     -----------      ------------
    TOTAL ASSETS............................       $  336,921     $   170,001      $      3,619     $  (123,041)     $    387,500
                                                   ==========     ===========      ============     ===========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt........       $    2,277     $         -      $          -     $         -      $      2,277
Accounts payable............................           24,135           6,056               629               -            30,820
Accrued liabilities.........................           14,446           5,665               179               -            20,290
                                                   ----------     -----------      ------------     -----------      ------------
    TOTAL CURRENT LIABILITIES...............           40,858          11,721               808               -            53,387
Long-term debt, net.........................          320,663             896                 -               -           321,559
Other long-term liabilities.................            6,620          15,476                22               -            22,118
Total shareholders' equity (deficit)........          (31,220)        141,908             2,789        (123,041)           (9,564)
                                                   ----------     -----------      ------------     -----------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)...............................       $  336,921     $   170,001      $      3,619     $  (123,041)     $    387,500
                                                   ==========     ===========      ============     ===========      ============

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2002

                                               Dayton
                                              Superior      Guarantor    Non-Guarantor
                                             Corporation  Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                             -----------  ------------   -------------   ------------   ------------
ASSETS
Cash .....................................   $   1,605    $      (687)   $      1,486    $         -    $      2,404
Accounts receivable, net .................      30,223         30,487             455                         61,165
Inventories ..............................      23,408         23,180           1,323              -          47,911
Intercompany .............................      56,498        (56,414)            (84)             -               -
Other current assets .....................       8,555          8,539             163              -          17,257
                                             ---------    -----------    ------------    -----------    ------------
    TOTAL CURRENT ASSETS .................     120,289          5,105           3,343              -         128,737
Rental equipment, net ....................       4,268         58,846              46              -          63,160
Property, plant and equipment, net .......      25,690         35,378             178              -          61,246
Investment in subsidiaries ...............     123,041              -               -       (123,041)              -
Other assets .............................      53,497         67,331               -              -         120,828
                                             ---------    -----------    ------------    -----------    ------------
    TOTAL ASSETS .........................   $ 326,785    $   166,660    $      3,567    $  (123,041)   $    373,971
                                             =========    ===========    ============    ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt .....   $   6,991    $         -    $          -    $         -    $      6,991
Accounts payable .........................      13,983         11,407             277              -          25,667
Accrued liabilities ......................      18,022         12,152             154              -          30,328
                                             ---------    -----------    ------------    -----------    ------------
    TOTAL CURRENT LIABILITIES ............      38,996         23,559             431              -          62,986
Long-term debt, net ......................     292,545              -               -              -         292,545
Other long-term liabilities ..............       5,730         16,763             188              -          22,681
Total shareholders' equity (deficit) .....     (10,486)       126,338           2,948       (123,041)         (4,241)
                                             ---------    -----------    ------------    -----------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT) ............................   $ 326,785    $   166,660    $      3,567    $  (123,041)   $    373,971
                                             =========    ===========    ============    ===========    ============

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended June 27, 2003

                                                 Dayton
                                                Superior        Guarantor      Non-Guarantor
                                               Corporation    Subsidiaries     Subsidiaries     Consolidated
                                               -----------    ------------     -------------    ------------
Net sales ..................................   $    63,936    $    38,716      $      2,862     $   105,514
Cost of sales ..............................        46,295         26,357             1,850          74,502
                                               -----------    ------------     -------------    -----------
   Gross profit ............................        17,641         12,359             1,012          31,012
Selling, general and administrative
   expenses ................................        10,572          9,011               471          20,054
Facility closing and severance expenses ....           378            (29)                -             349
Amortization of intangibles ................            73             57                 -             130
Management fees ............................           (75)             -                75               -
                                               -----------    ------------     -------------    -----------
   Income from operations ..................         6,693          3,320               466          10,479
Other expenses
   Interest expense ........................         8,960             52                 -           9,012
   Loss on early extinguishment of long-term
     debt ..................................         2,480              -                 -           2,480
   Other expense ...........................            49             22                25              96
                                               -----------    ------------     -------------    -----------
   Income (loss) before provision (benefit)
     for income taxes ......................        (4,796)         3,246               441          (1,109)
Provision (benefit) for income taxes .......        (1,680)           889               142            (649)
                                               -----------    ------------     -------------    -----------
Net income (loss) available to common
   shareholders ............................   $    (3,116)   $     2,357      $        299     $      (460)
                                               ===========    ============     =============    ===========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended June 28, 2002

                                                 Dayton
                                                Superior        Guarantor      Non-Guarantor
                                               Corporation    Subsidiaries     Subsidiaries     Consolidated
                                               -----------    ------------     -------------    ------------
Net sales .................................    $    50,499    $     59,843     $       1,662    $   112,004
Cost of sales .............................         32,111          42,452               854         75,417
                                               -----------    ------------     -------------    -----------
   Gross profit ...........................         18,388          17,391               808         36,587
Selling, general and administrative
   expenses ...............................         10,049          12,378               361         22,788
Facility closing and severance expenses ...            364              89                 -            453
Amortization of intangibles ...............             73               5                 -             78
Management fees ...........................            (75)              -                75              -
                                               -----------    ------------     -------------    -----------
   Income from operations .................          7,977           4,919               372         13,268
Other expenses
   Interest expense .......................          8,207             200                 -          8,407
   Other expense (income), net ............            187             (78)              (64)            45
                                               -----------    ------------     -------------    -----------
   Income (loss) before provision (benefit)
     for income taxes .....................           (417)          4,797               436          4,816
Provision (benefit) for income taxes ......           (167)          1,919               174          1,926
                                               -----------    ------------     -------------    -----------
Net income (loss) available to common
   shareholders ...........................    $      (250)   $      2,878     $         262    $     2,890
                                               ===========    ============     =============    ===========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended June 27, 2003

                                                 Dayton
                                                Superior        Guarantor      Non-Guarantor
                                               Corporation    Subsidiaries     Subsidiaries     Consolidated
                                               -----------    ------------     -------------    ------------
Net sales .................................    $   105,529    $     66,884     $       5,095    $   177,508
Cost of sales .............................         75,623          46,565             3,308        125,496
                                               -----------    ------------     -------------    -----------
   Gross profit ...........................         29,906          20,319             1,787         52,012
Selling, general and administrative
   expenses ...............................         20,386          18,333               896         39,615
Facility closing and severance expenses ...            702              42                 -            744
Amortization of intangibles ...............            146             113                 -            259
Management fees ...........................           (150)              -               150              -
                                               -----------    ------------     -------------    -----------
   Income from operations .................          8,822           1,831               741         11,394
Other expenses ............................
   Interest expense .......................         17,013              60                 -         17,073
   Loss on early extinguishment of
     long-term debt .......................          2,480               -                 -          2,480
   Other expense ..........................             54              55                28            137
                                               -----------    ------------     -------------    -----------
   Income (loss) before provision (benefit)
     for income taxes .....................        (10,725)          1,716               713         (8,296)
Provision (benefit) for income taxes ......         (3,162)            506               210         (2,446)
                                               -----------    ------------     -------------    -----------
Net income (loss) available to common
   shareholders ...........................    $    (7,563)   $      1,210     $         503    $    (5,850)
                                               ===========    ============     =============    ===========

                                       16
`

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended June 28, 2002

                                                   Dayton
                                                  Superior        Guarantor      Non-Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     -------------    ------------
Net sales ....................................   $   83,339     $   108,594      $       2,684    $   194,617
Cost of sales ................................       52,578          77,536              1,339        131,513
                                                 -----------    ------------     -------------    -----------
   Gross profit ..............................       30,761          31,058              1,285         63,104
Selling, general and administrative
   expenses ..................................       20,349          24,901                766         46,016
Facility closing and severance expenses ......          485              89                  -            574
Amortization of goodwill and intangibles .....          141              10                  -            151
Management fees ..............................         (150)              -                150              -
                                                 -----------    ------------     -------------    -----------
   Income from operations ....................        9,936           6,058                369         16,363
Other expenses
   Interest expense ..........................       16,087             326                  -         16,413
   Other expense, net ........................          109              12                 29            150
                                                 -----------    ------------     -------------    -----------
   Income (loss) before provision (benefit)
     for income taxes ........................       (6,260)          5,720                340           (200)
Provision (benefit) for income taxes .........       (2,504)          2,288                136            (80)
                                                 -----------    ------------     -------------    -----------
Net income (loss) before cumulative effect
   of change in accounting principle .........       (3,756)          3,432                204           (120)
Cumulative effect of change in accounting
   principle, net of income tax benefit of
   $2,754 ....................................            -         (17,140)                 -        (17,140)
                                                 -----------    ------------     -------------    -----------
Net income (loss) available to common
   shareholders ..............................   $   (3,756)    $   (13,708)     $         204    $   (17,260)
                                                 ===========    ============     =============    ===========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended June 27, 2003

                                                 Dayton
                                                Superior        Guarantor      Non-Guarantor
                                               Corporation    Subsidiaries     Subsidiaries     Consolidated
                                               -----------    ------------     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................  $   (7,563)    $     1,210      $        503     $    (5,850)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization ........       3,907           8,872                24          12,803
       Loss on early extinguishment of
         long-term debt .....................       2,480               -                 -           2,480
       Deferred income taxes ................        (588)              -                 -            (588)
       Gain on sales of rental equipment and
         property, plant and equipment ......        (787)        (14,399)              (17)        (15,203)
   Change in assets and liabilities, net of
     the effects of acquisitions ............     (32,541)         15,830            (1,358)        (18,069)
                                               -----------    ------------     -------------    -----------
       Net cash provided by (used in)
         operating activities ...............     (35,092)         11,513              (848)        (24,427)
                                               -----------    ------------     -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions ...        (850)         (2,956)               (3)         (3,809)
  Proceeds from sales of property, plant and
     equipment ..............................           -              82                 -              82
  Rental equipment additions ................        (347)        (16,415)              (28)        (16,790)
  Proceeds from sales of rental equipment ...         841          20,119                28          20,988
                                               -----------    ------------     -------------    -----------
       Net cash provided by (used in)
         investing activities ...............        (356)            830                (3)            471
                                               -----------    ------------     -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt ..............    (160,364)              -                 -        (160,364)
  Issuance of long-term debt, net ...........     182,070               -                 -         182,070
  Financing costs incurred ..................        (680)              -                 -            (680)
  Issuance of common shares .................          37               -                 -              37
  Intercompany ..............................      11,722         (11,871)              149               -
                                               -----------    ------------     -------------    -----------
       Net cash provided by (used in)
         financing activities ...............      32,785         (11,871)              149          21,063
                                               -----------    ------------     -------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....           -               -               489             489
                                               -----------    ------------     -------------    -----------

       Net increase (decrease) in cash ......      (2,663)            472              (213)         (2,404)

CASH, beginning of period ...................       1,605            (687)            1,486           2,404
                                               -----------    ------------     -------------    -----------

CASH, end of period .........................  $   (1,058)    $      (215)     $      1,273     $         -
                                               ===========    ============     =============    ===========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended June 28, 2002

                                                    Dayton
                                                   Superior        Guarantor      Non-Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................    $   (3,756)    $   (13,708)     $        204     $   (17,260)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization .........         3,614           7,667                24          11,305
       Cumulative effect of change in
         accounting principle ................             -          17,140                 -          17,140
       Deferred income taxes .................           202               -                 -             202
       Gain on sales of rental equipment and
         fixed assets ........................          (675)         (7,274)              (10)         (7,959)
   Change in assets and liabilities ..........       (12,315)        (15,735)             (913)        (28,963)
                                                  ----------     -----------      ------------     -----------
       Net cash used in operating activities..       (12,930)        (11,910)             (695)        (25,535)
                                                  ----------     -----------      ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions ....        (4,408)         (2,081)              (29)         (6,518)
  Proceeds from sales of fixed assets ........         1,036             852                 -           1,888
  Rental equipment additions .................          (346)         (5,670)               (6)         (6,022)
  Proceeds from sales of rental equipment ....           350          11,059                17          11,426
                                                  ----------     -----------      ------------     -----------
       Net cash provided by (used in)
         investing activities ................        (3,368)          4,160               (18)            774
                                                  ----------     -----------      ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net ............        24,258               -                 -          24,258
  Redemption of Class A common shares and
     purchase of treasury shares .............          (188)              -                 -            (188)
  Repayment of loans to shareholders .........            85               -                 -              85
  Issuance of common shares ..................            39               -                 -              39
  Intercompany ...............................        (5,819)          5,734                85              --
                                                  ----------     -----------      ------------     -----------
       Net cash provided by financing
         activities ..........................        18,375           5,734                85          24,194
                                                  ----------     -----------      ------------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......             -               -               175             175
                                                  ----------     -----------      ------------     -----------

       Net increase (decrease) in cash .......         2,077          (2,016)             (453)           (392)

CASH, beginning of period ....................         2,714             832             1,443           4,989
                                                  ----------     -----------      ------------     -----------

CASH, end of period ..........................    $    4,791     $    (1,184)     $        990     $     4,597
                                                  ==========     ===========      ============     ===========

(4) STOCK OPTION PLANS

The Company has a stock option plan which provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized.

A summary of the activity of the Company's stock option plans for the six fiscal months ended June 27, 2003 is presented in the table below:

                                                                           Weighted
                                                                           Average
                                                        Number of       Exercise Price
                                                         Shares            Per Share
                                                        ---------       --------------
Outstanding at December 31, 2002..................       671,684            $25.00
Granted                                                   37,859             27.50
Cancelled.........................................       (50,605)            26.66
                                                         -------            ------
Outstanding at June 27, 2003......................       658,938            $25.02
                                                         -------            ------

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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and six fiscal months ended June 27, 2003 and June 28, 2002 follows. The 2002 amounts have been reclassified to conform to the 2003 classification.

                                                    Three fiscal months ended       Six fiscal months ended
                                                    --------------------------     -------------------------
                                                    June 27,        June 28,       June 27,        June 28,
                                                      2003            2002           2003            2002
                                                    ---------    -------------     ---------       ---------
Construction Products Group .....................   $  73,304      $  80,307       $ 121,043       $ 136,479
Symons ..........................................      32,210         31,697          56,465          58,138
                                                    ---------      ---------       ---------       ---------
Net sales to external customers .................   $ 105,514      $ 112,004       $ 177,508       $ 194,617
                                                    =========      =========       =========       =========

Construction Products Group .....................   $   3,759      $   4,415       $   5,895       $   6,977
Symons ..........................................       2,550          2,312           4,334           4,022
                                                    ---------      ---------       ---------       ---------
Net sales to other segments .....................   $   6,309      $   6,727       $  10,229       $  10,999
                                                    =========      =========       =========       =========

Construction Products Group .....................   $   8,306      $  11,629       $   9,548       $  15,698
Symons ..........................................       8,972          7,402          13,872          11,428
Corporate .......................................      (3,511)        (2,790)         (6,545)         (5,805)
Intersegment Eliminations .......................      (3,288)        (2,973)         (5,481)         (4,958)
                                                    ---------      ---------       ---------       ---------
Income from operations ..........................   $  10,479      $  13,268       $  11,394       $  16,363
                                                    =========      =========       =========       =========

Construction Products Group .....................   $   5,867      $  12,006       $   7,139       $  15,922
Symons ..........................................       8,897          7,363          13,769          11,358
Corporate .......................................     (12,585)       (11,301)        (23,723)        (22,243)
Intersegment Eliminations .......................      (3,288)        (3,252)         (5,481)         (5,237)
                                                    ---------      ---------       ---------       ---------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle ....   $  (1,109)     $   4,816       $  (8,296)      $    (200)
                                                    =========      =========       =========       =========

Construction Products Group .....................   $   1,662      $   1,593       $   3,356       $   3,175
Symons ..........................................       3,456          2,964           7,009           5,931
Corporate .......................................         485            427             971             898
                                                    ---------      ---------       ---------       ---------
Depreciation ....................................   $   5,603      $   4,984       $  11,336       $  10,004
                                                    =========      =========       =========       =========

Construction Products Group .....................   $      37      $      49       $      73       $      78
Symons ..........................................          57              5             113              10
Corporate .......................................          36             24              73              63
                                                    ---------      ---------       ---------       ---------
Amortization of goodwill and intangibles ........   $     130      $      78       $     259       $     151
                                                    ---------      ---------       ---------       ---------

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the six fiscal months ended June 27, 2003 and June 28, 2002 is as follows:

                                                                     Six fiscal months ended
                                                                     ------------------------
                                                                     June 27,        June 28,
                                                                       2003           2002
                                                                     --------       ---------
 Construction Products Group ....................................    $  3,354       $  4,949
 Symons .........................................................         339          1,170
 Corporate ......................................................         116            399
                                                                     --------       --------
 Property, Plant and Equipment Additions ........................    $  3,809       $  6,518
                                                                     ========       ========

 Construction Products Group ....................................    $    375       $    426
 Symons .........................................................      16,415          5,596
                                                                     --------       --------
 Rental Equipment Additions .....................................    $ 16,790       $  6,022
                                                                     ========       ========

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of June 27, 2003 and December 31, 2002 is as follows:

                                           As of
                                 ----------------------------
                                 June 27,        December 31,
                                   2003             2002
                                 --------        ------------
Construction Products Group..    $173,347          $159,955
Symons.......................     120,882           115,071
Corporate and Unallocated....      93,271            98,945
                                 --------          --------
Total Assets.................    $387,500          $373,971
                                 ========          ========

(6) FACILITY CLOSING AND SEVERANCE EXPENSES

During the first and second quarters of 2003, the Company approved and began implementing plans to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. The plan encompassed approximately 50 employee terminations, and the amount of severance expense in the first and second quarters of 2003 was $744.

The Company had also approved and implemented several facility closing and severance plans prior to December 31, 2002. The Company had established reserves for the expected future costs of severance, lease payments and other post-closing facility maintenance costs. Below is a summary of the amounts charged against the facility closing and severance reserves in 2003 and 2002:

                                                                    Six fiscal months ended
                                                                 -----------------------------
                                                                  June 27,            June 28,
                                                                   2003                2002
                                                                 ---------           ---------
Beginning Balance............................................    $   3,379           $   2,900

Facility Closing and Severance Expenses......................          744                 574

Items Charged Against Reserve:
    Involuntary Termination Costs............................       (2,347)               (901)
    Lease Termination Costs..................................         (181)               (295)
    Other Post-Closing Costs.................................         (438)               (842)
                                                                 ---------           ---------
Ending Balance...............................................    $   1,157           $   1,436
                                                                 =========           =========

(7) SUBSEQUENT EVENT

On July 29, 2003, the Company completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $19,965. The purchase price was comprised of $13,000 in cash and $6,965 as the present value of a non-interest bearing (other than in the case of default), senior unsecured note payable to the seller. The note was issued at a discount, which will be accreted to the face value using the effective interest method and will be reflected as interest expense. The first installment payment on the note, in an amount of $250 is due on September 30, 2003, and an additional installment payment, in an amount of $750 is due on December 31, 2003. Thereafter, annual payments of $1,000 are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6,000 due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13,000 of cash was funded through the issuance of common shares valued at $13,000 to the Company's majority shareholder.

The acquisition has been accounted for as a purchase, and the results of Safway will be included in the Company's consolidated financial statements from the date of acquisition. The purchase price will be allocated based on the fair value of the assets acquired and liabilities assumed.

(8) RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended June 28, 2002, the Company's management determined that the Company did not fully adopt Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs" in its financial statements. EITF 00-10 was required to be adopted in the year ended December 31, 2000. As a result, certain reclassifications were made to the condensed consolidated statements of operations for both the three and six month periods ended June 28, 2002 to conform to this guidance.

In order to correct the application of EITF 00-10 in all periods affected, reclassifications to the financial statements for the years ended December 31, 2002, 2001 and 2000 are expected to be made as soon as practicable. The Company is evaluating the impact of these reclassifications on sales and cost of sales for the years ended December 31, 2002, 2001 and 2000. These reclassifications will not have any effect on previously reported gross profit, income from operations, net income (loss), cash flows or financial position.

The effects of the restatement on the three and six month periods ended June 28, 2002 are as follows (in thousands):

                     Three Months Ended                   Six Months Ended
                        June 28, 2002                       June 28, 2002
                -----------------------------       ----------------------------
                As Reported       As Restated       As Reported      As Restated
                ----------------------------------------------------------------
Sales             $106,506          $112,004          $185,008         $194,617
Cost of Sales       69,919            75,417           121,904          131,513

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and a leading manufacturer of metal accessories used in masonry construction. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely.

In an effort to reduce costs and enhance customer responsiveness, effective January 1, 2003 we reorganized our company from six autonomous manufacturing and sales divisions into two sales units (Construction Products Group and Symons) and a new product fulfillment unit (Supply Chain). Construction Products Group and Symons are primarily responsible for sales, customer service and new product development. As part of this effort, we reorganized most of our manufacturing and distribution operations into our Supply Chain unit, which manufactures and distributes our products in support of Construction Products Group and Symons.

         - Construction Products Group. Construction Products Group derives its revenues from the sale of products primarily to independent distributors and contractors. We also provide some equipment on a rental basis. Construction Products Group obtains the majority of the products it sells from the Supply Chain product fulfillment group and manufactures its chemicals product line. Cost of sales for Construction Products Group consists primarily of purchased steel and other raw materials, as well as the costs associated with manufacturing, assembly, testing, and associated overhead. Orders from customers for our paving products are affected by state and local government infrastructure expenditures and their related bid processes. Due to the project-oriented nature of paving jobs, these products generally are made to order. As a result of all of the foregoing, product inventories are maintained at relatively low levels.

         - Symons. Symons derives its revenues from the sale and rental of engineered, reusable modular forming systems and related accessories to independent distributors and contractors. Sales of both new and used concrete forming systems and specific consumables generally represent approximately two-thirds of the revenues of this business unit, and rentals represent the remaining one-third. This business unit's products include systems with steel frames and a plywood face, also known as Steel-Ply(R), and systems that use steel in both the frame and face. Symons obtains Steel-Ply(R)forms from the Supply Chain product fulfillment group and manufactures and assembles or outsources some of the manufacturing involved in some of the other all-steel forms. This outsourcing strategy allows us to fulfill larger orders without increased overhead. Cost of sales for Symons consists primarily of purchased steel and specialty plywood, and other raw materials, depreciation and maintenance of rental equipment, and the costs associated with manufacturing, assembly and overhead.

         - Supply Chain. As part of our reorganization, effective January 1, 2003, we reorganized most of our manufacturing and distribution operations into Supply Chain, our new product fulfillment unit, which manufactures and distributes our products in support of Construction Products Group and Symons. In addition to manufacturing Steel-Ply(R) forms for Symons, we design and manufacture or customize most of the machines we use to produce concrete accessories, and these proprietary designs allow for quick changeover of machine set-ups. This flexibility, together with our extensive distribution system, enables Construction Products Group to deliver many of its concrete accessories within 24 hours of a customer order.

For segment reporting purposes, we include Supply Chain in Construction Products Group.

FACILITY CLOSING AND SEVERANCE EXPENSES

From 2001 through the second quarter of 2003, we have approved and implemented several plans to exit additional manufacturing and distribution facilities and reduce overall headcount to keep our cost structure aligned with our net sales. Below is a summary of the expenses we have incurred:

                                                   Three fiscal months ended       Six fiscal months ended
                                                   --------------------------      -----------------------
                                                    June 27,        June 28,        June 27,      June 28,
                                                      2003            2002            2003          2002
                                                   ----------      ----------      ----------    ---------
Involuntary termination costs ..................   $      0.3      $      0.2      $      0.7    $     0.2
Lease termination costs ........................            -             0.2               -          0.2
Relocation of operations .......................            -               -               -          0.1
Other post-closing costs .......................            -             0.1               -          0.1
                                                   ----------      ----------      ----------    ---------
Total facility closing and severance reserve
expenses ......................................    $      0.3      $      0.5      $      0.7    $     0.6
                                                   ==========      ==========      ==========    =========

RESULTS OF OPERATIONS

As discussed in Note 8 to the unaudited financial statements, the three and six month periods ended June 28, 2002 have been restated to reflect the adoption of EITF 00-10. This discussion gives effect to the restatements.


The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

                                                         THREE FISCAL MONTHS ENDED      SIX FISCAL MONTHS ENDED
                                                         -------------------------     ------------------------
                                                          June 27,     June 28,        June 27,      June 28,
                                                            2003         2002            2003          2002
                                                          --------     --------        --------      --------
Net sales .............................................      100.0%       100.0%          100.0%        100.0%
Cost of sales .........................................       70.6         67.3            70.7          67.6
                                                          --------     --------        --------      --------
Gross profit ..........................................       29.4         32.7            29.3          32.4
Selling, general and administrative expenses ..........       19.0         20.3            22.3          23.6
Facility closing and severance expenses ...............        0.3          0.4             0.4           0.3
Amortization of intangibles ...........................        0.1          0.1             0.2           0.1
                                                          --------     --------        --------      --------
Income from operations ................................       10.0         11.9             6.4           8.4
Interest expense ......................................        8.5          7.5             9.6           8.4
Loss on early extinguishment of long-term debt ........        2.4            -             1.4             -
Other expense .........................................        0.1          0.1             0.1           0.1
                                                          --------     --------        --------      --------
Income (loss) before provision (benefit) for income
     taxes and cumulative effect of change in
     accounting principle .............................       (1.0)         4.3            (4.7)         (0.1)
Provision (benefit) for income taxes ..................       (0.6)         1.7            (1.4)            -
                                                          --------     --------        --------      --------
Income (loss) before cumulative effect of change in
     accounting principle .............................       (0.4)         2.6            (3.3)         (0.1)
Cumulative effect of change in accounting principle ...          -            -               -          (8.8)
                                                          --------     --------        --------      --------

Net income (loss) .....................................       (0.4)%        2.6%           (3.3)%        (8.9)%
                                                          ========     ========        ========      ========

COMPARISON OF THREE FISCAL MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002

NET SALES

Net sales decreased $6.5 million, or 5.8%, to $105.5 million in the second quarter of 2003 from $112.0 million in the second quarter of 2002. The following table summarizes our net sales by segment:

                                                             Three fiscal months ended
                                                   --------------------------------------------
                                                      June 27, 2003           June 28, 2002
                                                   --------------------     -------------------
                                                                   (In thousands)
                                                   Net Sales        %       Net Sales       %        % Change
                                                   ---------      -----     ---------     -----      --------
Construction Products Group............            $  77,063       73.0%    $  84,722      75.6%       (9.0)%
Symons.................................               34,760       32.9        34,009      30.4         2.2
Intersegment eliminations..............               (6,309)      (5.9)       (6,727)     (6.0)       (6.2)
                                                   ---------      -----     ---------     -----
Net sales..............................            $ 105,514      100.0%    $ 112,004     100.0%       (5.8)%
                                                   =========      =====     =========     =====

Net sales for the Construction Products Group decreased $7.6 million, or 9.0%, to $77.1 million in the second quarter of 2003 from $84.7 million in the second quarter of 2002, primarily due to the weaker markets in the second quarter of 2003, compared to 2002, as a result of the domestic economy adversely impacting non-residential construction.

Net sales of Symons products increased 2.2% to $34.8 million for the second quarter of 2003, compared to $34.0 million in the second quarter of 2002, primarily due to sales of used rental fleet which increased $5.1 million. This was partially offset by rental revenues, which were lower by $3.8 million, and sales of new products, which declined by $0.5 million due to the weaker markets in the second quarter of 2003, compared to 2002.

GROSS PROFIT

Gross profit for the second quarter of 2003 was $31.0 million, a decrease of $5.6 million from $36.6 million in the second quarter of 2002. This was primarily due to the decreased revenues discussed previously. Slightly higher operating costs, such as steel, insurance, and depreciation were offset by the cost savings realized from the implementation of the facility closing and severance plans.

Gross margin was 29.4% in the second quarter of 2003, decreasing from 32.7% in the same quarter of 2002. This was due primarily to the combination of lower mix of rental revenues and the impact of fixed costs on lower sales.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $2.7 million to $20.1 million in the second quarter of 2003, from $22.8 million in the second quarter of 2002, primarily due to the cost savings realized from the implementation of the facility closing and severance plans.

Facility closing and severance expense during the second quarter of 2003 was $0.3 million as compared to $0.5 million in the second quarter of 2002.

Amortization of intangibles was $0.1 million in the second quarters of both 2003 and 2002.

OTHER EXPENSES

Interest expense increased to $9.0 million in the second quarter of 2003 from $8.4 million in the second quarter of 2002. This was primarily due to the higher interest rate from the new senior second secured notes.

On June 9, 2003, we completed an offering of $165.0 million of senior second secured notes in a private placement. The proceeds of the offering were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the revolving credit facility. As a result of these transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2.5 million.

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes in the second quarter of 2003 was $(1.1) million as compared to income of $4.8 million in the second quarter of 2002 and was comprised of the following:

                                                   Three fiscal months ended
                                                 ------------------------------
                                                 June 27, 2003    June 28, 2002
                                                 -------------    -------------
                                                           (In thousands)
Construction Products Group............            $   5,867        $  12,006
Symons.................................                8,897            7,363
Corporate..............................              (12,585)         (11,301)
Intersegment eliminations..............               (3,288)          (3,252)
                                                   ---------        ---------
Income (loss) before income taxes......            $  (1,109)       $   4,816
                                                   =========        =========

Construction Products Group's income before income taxes of $5.9 million in the second quarter of 2003 decreased from $12.0 million in the second quarter of 2002. This was primarily due to the lower net sales volumes in 2003, offset partially by the cost savings realized from the facility closing and severance plans implemented by management.

Symons' income before income taxes was $8.9 million in the second quarter of 2003, compared to $7.4 million in the second quarter of 2002. This was due primarily to the increase in sales of used rental equipment and the cost savings realized from the facility closing and severance plans implemented by management, offset by lower rental revenues.

Corporate expenses increased to $12.6 million in the second quarter of 2003 from $11.3 million in the second quarter of 2002. This increase was due primarily to the $2.5 million loss on early extinguishment of long-term debt discussed previously, offset partially by the cost savings realized from the facility closing and severance plans implemented by management.

Elimination of profit on intersegment sales was $3.3 million in the second quarter of both 2003 and 2002.

NET INCOME (LOSS)

The effective tax rate in the second quarter of 2003 was 58.5%, which is different from the statutory rate, primarily due to the impact of permanent book/tax differences. The net loss for the second quarter of 2003 was $(0.5) million, compared to income of $2.9 million in the second quarter of 2002 due to the factors described above.

COMPARISON OF SIX FISCAL MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002

NET SALES

Net sales decreased $17.1 million, or 8.8%, to $177.5 million in the first half of 2003 from $194.6 million in the first half of 2002. The following table summarizes our net sales by segment:

                                                  Six fiscal months ended
                                   ----------------------------------------------------
                                       June 27, 2003                 June 28, 2002
                                   -----------------------      -----------------------
                                                      (In Thousands)
                                   Net Sales           %         Net Sales          %         % Change
                                   ---------         -----      ---------         -----       --------
Construction Products Group ..     $ 126,938          71.5%     $ 143,456          73.7%         (11.5)%
Symons .......................        60,799          34.3         62,160          31.9           (2.2)
Intersegment Eliminations ....       (10,229)         (5.8)       (10,999)         (5.6)          (7.0)
                                   ---------         -----      ---------         -----
Net Sales ....................     $ 177,508         100.0%     $ 194,617         100.0%          (8.8)%
                                   =========         =====      =========         =====

Net sales for the Construction Products Group decreased $16.5 million, or 11.5%, to $126.9 million in the first half of 2003 from $143.4 million in the first half of 2002. This is primarily due to the weaker markets in the first half of 2003, compared to 2002. In addition, the harsh winter weather in the first quarter of 2003 negatively impacted sales volumes.

Net sales of Symons products decreased 2.2% to $60.8 million in the first half of 2003, compared to $62.2 million in the first half of 2002, primarily due to rental revenues, which declined by $7.6 million and sales of new products, which declined by $3.8 million, due to the weaker markets in 2003 and harsh winter weather in the early part of 2003. This was partially offset by sales of used rental fleet, which increased $10.0 million.

GROSS PROFIT

Gross profit for the first half of 2003 was $52.0 million, a decrease of $11.1 million from $63.1 million in the first half of 2002. This was primarily due to the decreased revenues discussed previously. Slightly higher operating costs, such as steel, insurance, and depreciation were offset by the cost savings realized from the implementation of the facility closing and severance plans.

Gross margin was 29.3% in the first half of 2003, decreasing from 32.4% in the first half of 2002. This was due primarily to the combination of lower mix of rental revenues and the impact of fixed costs on lower sales.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $6.4 million to $39.6 million in the first half of 2003, from $46.0 million in the first half of 2002, primarily due to the cost savings realized from the implementation of the facility closing and severance plans.

Facility closing and severance expense during the first half of 2003 was $0.7 million as compared to $0.6 million in the first half of 2002.

Amortization of intangibles was $0.3 million in the first half of 2003, compared to $0.2 million in the first half of 2002.

OTHER EXPENSES

Interest expense increased $0.7 million to $17.1 million in the first six months of 2003 from $16.4 million in the first six months of 2002. This was primarily due to the higher interest rate on the new senior second secured notes.

On June 9, 2003, we completed an offering of $165.0 million of senior second secured notes in a private placement. The proceeds of the offering of the senior second secured notes were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the revolving credit facility. As a result of these transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2.5 million.

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Loss before income taxes and cumulative effect of change in accounting principle in the first half of 2003 was $(8.3) million, as compared to $(0.2) million in the first half of 2002 and was comprised of the following:

                                   Six fiscal months ended
                                   -----------------------
                                   June 27,       June 28,
                                     2003           2002
                                   --------      ---------
Construction Products Group ..     $  7,139      $  15,922
Symons .......................       13,769         11,358
Corporate ....................      (23,723)       (22,243)
Intersegment Eliminations ....       (5,481)        (5,237)
                                   --------      ---------
Loss Before Income Taxes and
  Cumulative Effect of Change
  in Accounting Principle.....     $ (8,296)     $    (200)
                                   ========      =========

Construction Products Group's income before income taxes of $7.1 million in the first half of 2003 decreased from $15.9 million in the first half of 2002. This decrease was primarily due to the lower net sales volumes in 2003, offset partially by the cost savings realized from the facility closing and severance plans implemented by management.

Symons' income before income taxes was $13.8 million in the first half of 2003, compared to $11.4 million in the first half of 2002. This was due primarily to the increase in sales of used rental equipment and the cost savings realized from the facility closing and severance plans implemented by management, partially offset by lower rental revenues.

Corporate expenses increased to $23.7 million in the first half of 2003 from $22.2 million in the first half of 2002. This increase was due primarily to the $2.5 million loss on early extinguishment of long-term debt discussed previously, offset partially by the cost savings realized from the facility closing and severance plans implemented by management.

Elimination of profit on intersegment sales was $5.5 million in the first half of 2003, compared to $5.2 million in the first half of 2002, due primarily to a change in the mix of intersegment product sales.

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The effective tax rate in the first half of 2003 was 29.5%, which is different from the statutory rate, primarily due to the unfavorable impact of permanent book/tax differences. The net loss before cumulative effect of change in accounting principle for the first half of 2003 was $(5.9) million, compared to $(0.1) million in the first half of 2002 due to the factors described above.

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

NET LOSS

The net loss for the first half of 2003 was $(5.9) million, compared to a loss of $(17.3) million in the first half of 2002 due to the factors described above.

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

Net cash used in operating activities in the first half of 2003 was $24.4 million, compared to $25.5 million in the first half of 2002.

Net cash provided by investing activities was $0.5 million in the first half of 2003, compared to $0.8 million in the first half of 2002. Property, plant and equipment additions decreased to $3.8 million in the first half of 2003 from $6.5 million in the first half of 2002, as we continue to closely monitor our spending in a soft market. Rental equipment additions, net of proceeds from sales of rental equipment, were a $4.2 million source of cash in the first half of 2003, compared to a $5.4 million source of cash in the first half of 2002. This decrease is due to the implementation of our plan to continue to augment traditional forming rental fleet with European clamping systems.

As of June 27, 2003, our long-term debt consisted of the following:

                                                                                         June 27, 2003
                                                                                         -------------
Revolving credit facility, weighted average interest rate of 6.25%..................       $    15.9
Senior Subordinated Notes, interest rate of 13.0%...................................           154.7
Debt discount on Senior Subordinated Notes..........................................            (9.0)
Senior Second Secured Notes, interest rate of 10.75%................................           165.0
Debt discount on Senior Second Secured Notes........................................            (8.1)
Debentures previously held by Dayton Superior Capital Trust, interest
     rate of 9.1%, due on demand....................................................             1.1
Capital lease obligations...........................................................             4.1
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%............             0.1
                                                                                           ---------
Total long-term debt................................................................           323.8
Less current maturities.............................................................            (2.3)
                                                                                           ---------
Long-term portion...................................................................       $   321.5
                                                                                           =========

At June 27, 2003, of the $50.0 million revolving credit facility that was available to us, $15.9 million of borrowings were outstanding, increased from $10.1 million outstanding as of December 31, 2002, along with $5.5 million of letters of credit, with the remaining $28.6 million available for borrowing.

On June 9, 2003, we completed an offering of $165.0 million of senior second secured notes in a private placement. The proceeds of the offering, $156.9 million, net of discounts, were used to repay our acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the revolving credit facility.

In June 2003, we repurchased $15.3 million in principal amount of Senior Subordinated Notes for $14.3 million with borrowings under the revolving credit facility.

At June 27, 2003, working capital was $85.2 million, compared to $65.8 million at December 31, 2002. The increase in working capital is attributable to normal seasonal working capital growth.

We intend to pursue additional acquisitions that present opportunities to realize significant synergies, operating expense economies or overhead cost savings or to increase our market position. We regularly engage in discussions with respect to potential acquisitions and investments. There are no definitive agreements with respect to any material acquisitions at this time, and we cannot assure you that we will be able to reach an agreement with respect to any future acquisition. Our acquisition strategy may require substantial capital, and no assurance can be given that we will be able to raise any necessary funds on terms acceptable to us or at all. We intend to fund acquisitions with cash, securities or a combination of cash and securities. To the extent we use cash for all or part of any future acquisitions, we expect to raise the cash from our business operations, from borrowings under our revolving credit facility or, if feasible and attractive, by issuing long-term debt or additional common shares. If we incur additional debt to finance acquisitions, our total interest expense will increase.

On July 29, 2003 the Company completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. The purchase price was comprised of $13.0 million in cash and $7.0 million as the present value of a non-interest bearing (other than in the case of default) senior unsecured note payable to the seller. The note was issued at a discount, which will be accreted to the face value using the effective interest method and will be reflected as interest expense. The first installment payment on the note, in an amount of $250,000 is due on September 30, 2003, and an additional installment payment, in an amount of $750,000 is due on December 31, 2003. Thereafter, annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13.0 million of cash was funded through the issuance of common shares valued at $13.0 million to the Company's majority shareholder.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and research and development will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated operating improvements, management believes that cash flow from operations and available borrowings under our revolving credit facility, will be adequate to meet our future liquidity for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.

COMMITMENTS

There were no significant changes to scheduled payments of long-term debt, future minimum lease payments under capital leases and future payments under non-cancelable operating leases from December 31, 2002. After giving effect to the offering of the senior second secured notes, scheduled repayments of long-term debt as of December 31, 2002, would have been:

   YEAR          AMOUNT
----------     ----------
   2003       $    1,141
   2004               31
   2005               24
   2006                -
   2007                -
Thereafter       335,000
              ----------
              $  336,196

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; and Dayton Superior's ability to successfully integrate acquisitions on a timely basis. This list is not intended to be exhaustive, and additional information can be found in our annual report on Form 10-K for the year ended December 31, 2002. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 27, 2003, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consisted of:

         - $154.7 million of senior subordinated notes; with a net book value of $145.8 million;

         - $165.0 million of senior second secured notes; with a net book value of $156.9 million;

         - $50.0 million revolving credit facility, $15.9 million of which was outstanding at June 27, 2003;

         -    $4.1 million in capital lease obligations; and

         -    $1.2 million in other fixed-rate, long-term debt.

The senior subordinated notes bear interest at 13.0% on the $154.7 million of principal and mature in 2009. The estimated fair value of the notes, based on a trading price of 86.5% of the principal amount at June 27, 2003, is $133.8 million.

The senior second secured notes bear interest at 10.75% on the $165.0 million of principal and mature in 2008. The estimated fair value of the notes, based on a trading price of 99% of the principal amount at June 27, 2003, is $163.4 million.

Our revolving credit facility has several interest rate options, which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $15.9 million face value. The weighted average interest rate at June 27, 2003 was 6.25%.

Other long-term debt consists of $1.1 million of debentures previously held by the Dayton Superior Capital Trust, with a fair value of $2.0 million and a $0.1 million, 7.0% loan due in installments of $32,000 per year with an estimated fair value of $0.1 million.

In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel bar and rod and steel flat plate) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not use financial instruments to manage our exposure to changes in commodity prices.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

As a result of the adoption of EITF 00-10, the Company intends to amend its 10-Q for the first quarter of 2003 and its Form 10-K for 2002 reflecting the adoption of EITF 00-10 for all prior periods. As a result of adopting EITF 00-10, the Company's net sales and cost of sales both increased by an equal amount to reflect the proper classification of freight expense, but there is no effect on the Company's gross profit, income from operations, net income (loss) or cash flows for any period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibits following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended June 27, 2003, we filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K dated May 14, 2003, reporting under Item 9 (Regulation FD Disclosure) the Company's first quarter and 2003 results.

     Current Report on Form 8-K dated May 21, 2003, reporting under Item 9 (Regulation FD Disclosure)/Item 12 (Results of Operations and Financial Condition) the Company's first quarter 2003 conference call.

     Current Report on Form 8-K dated May 27, 2003, reporting under Item 5 (Other Events) the Company's restatement of its segment reporting in conjunction with the Company's 2003 reorganization.

     Current Report on Form 8-K dated May 28, 2003 reporting under Item 5 (Other Events) the Company's intended offering of $150.0 million of senior second secured notes.

     Current Report on Form 8-K dated May 29, 2003 reporting under Item 5 (Other Events) the Company's Second Amendment to its existing credit agreement, and under Item 9 (Regulation FD Disclosure) the Company's preliminary internal estimates of second quarter financial performance.

     Current Report on Form 8-K dated June 10, 2003 reporting under Item 5 (Other Events) the Company's completion of its offering of $165.0 million of senior second secured notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAYTON SUPERIOR CORPORATION

         DATE: August 13, 2003               BY: /s/  Thomas W. Roehrig
                                                --------------------------------

                                                     Thomas W. Roehrig
                                                        Vice President of
                                                        Corporate Accounting

INDEX TO EXHIBITS

Exhibit No.                Description

(4)                        Instruments Defining the Rights of Security Holders,
                           Including Debentures

                           4.1 Senior Second Secured Notes Indenture with respect to the 10 3/4% Senior Second Secured Notes due 2008, among Dayton Superior Corporation, the Guarantors named therein and The Bank of New York, as Trustee, dated June 9, 2003 (incorporated by reference to
                                    Exhibit 3.1 to Dayton Superior Corporation's
                                    Registration Statement on Form S-4 filed on
                                    July 16, 2003).

                           4.2 Form of 10 3/4% Senior Second Secured Notes due 2008 (included in Exhibit 4.1).

                           4.3 Registration Rights Agreement, among Dayton Superior Corporation, the Guarantors named therein, and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the "Placement Agents), dated June 9, 2003 (incorporated by reference to Exhibit 3.1 to Dayton Superior Corporation's Registration Statement on Form S-4 filed on July 16, 2003).

(10)                       Material Contracts

                           10.1 Letter Agreement Between Alan F. McIlroy and Dayton Superior Corporation.

                           10.2 Second Amendment to Credit Agreement dated June 16, 2000, among Dayton Superior Corporation, the Lenders party to the Credit Agreement, and Deutsche Bank Trust Company Americas, as Administrative Agent and acknowledged and agreed to by the Guarantors named therein, dated May 20, 2003 (incorporated by reference to Exhibit 3.1 to Dayton Superior Corporation's Registration Statement on Form S-4 filed on July 16,
                                    2003).

                           10.3 Amended and Restated Security Agreement, among Dayton Superior Corporation, certain subsidiaries of Dayton Superior Corporation, and Deutsche Bank Trust Company Americas, as Collateral Agent, dated June 9, 2003 (incorporated by reference to Exhibit 3.1 to Dayton Superior Corporation's Registration Statement on Form S-4 filed on July 16,
                                    2003).

                           10.4 Amended and Restated Pledge Agreement, among Dayton Superior Corporation, certain subsidiaries of Dayton Superior Corporation, and Deutsche Bank Trust Company Americas, as Collateral Agent, dated June 9, 2003 (incorporated by reference to Exhibit 3.1 to Dayton Superior Corporation's Registration Statement on Form S-4 filed on July 16,
                                    2003).

(31)                       Rule 13a-14(a)/15d-14(a) Certifications

                           31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

                           31.2 Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer

(32)                       Section 1350 Certifications

                           32.1 Section 1350 Certification of President and Chief Executive Officer

                           32.2 Section 1350 Certification of Vice President and Chief Financial Officer