Form 10-Q
period 2003-09-26
DAYTON SUPERIOR CORP
filed 2003-11-10
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
 SEPTEMBER 26, 2003                                              1-11781


                           DAYTON SUPERIOR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  OHIO                                            31-0676346
----------------------------------------                     -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    Incorporation or organization)                           Identification No.)


7777 Washington Village Dr., Suite 130
             Dayton, Ohio                                           45459
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: 937-428-6360

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by mark whether the registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  YES  X     NO
             -----     -----


Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  YES        NO  X
                                           -----     -----

4,554,269 Common Shares were outstanding as of November 7, 2003

PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                 As of September 26, 2003 and December 31, 2002
                             (Amounts in thousands)
                                  (Unaudited)

                                                                     September 26,   December 31,
                                                                          2003           2002
                                                                     -------------   ------------
                                     ASSETS
Current assets:
  Cash ...........................................................     $   1,668      $   2,404
  Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $4,470 and $4,861 ...........        71,981         61,165
  Inventories (Note 3b) ..........................................        50,713         47,911
  Prepaid expenses and other current assets ......................         6,271          7,054
  Prepaid income taxes ...........................................         6,075          4,009
  Future income tax benefits .....................................         6,194          6,194
                                                                       ---------      ---------
       Total current assets ......................................       142,902        128,737
                                                                       ---------      ---------
Rental equipment, net ............................................        87,142         63,160
                                                                       ---------      ---------
Property, plant and equipment ....................................       111,584        103,846
  Less accumulated depreciation ..................................       (49,113)       (42,600)
                                                                       ---------      ---------
       Net property, plant and equipment .........................        62,471         61,246
                                                                       ---------      ---------
Goodwill .........................................................       107,328        107,328
Intangible assets, net of accumulated amortization (Note 3d) .....         6,516          8,405
Other assets .....................................................         4,336          5,095
                                                                       ---------      ---------
                  Total assets ...................................     $ 410,695      $ 373,971
                                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt (Note 4) ..................     $   2,577      $   6,991
  Accounts payable ...............................................        24,173         25,667
  Accrued compensation ...........................................        14,459         20,948
  Other accrued liabilities ......................................        12,721          9,380
                                                                       ---------      ---------
       Total current liabilities .................................        53,930         62,986

Long-term debt, net of current portion (Note 4) ..................       337,731        292,545
Deferred income taxes ............................................        11,118         11,919
Other long-term liabilities ......................................        10,730         10,762
                                                                       ---------      ---------
       Total liabilities .........................................       413,509        378,212
                                                                       ---------      ---------

Shareholders' deficit:
  Common shares ..................................................       115,573        102,525
  Loans to shareholders ..........................................        (2,723)        (2,878)
  Treasury shares, at cost, 36,747 shares in 2003 and 2002 .......        (1,184)        (1,184)
  Cumulative other comprehensive loss ............................        (1,250)        (1,716)
  Accumulated deficit ............................................      (113,230)      (100,988)
                                                                       ---------      ---------
       Total shareholders' deficit ...............................        (2,814)        (4,241)
                                                                       ---------      ---------
       Total liabilities and shareholders' deficit ...............     $ 410,695      $ 373,971
                                                                       =========      =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
          For The Three and Nine Fiscal Months Ended September 26, 2003
                             and September 27, 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                               Three Fiscal Months Ended         Nine Fiscal Months Ended
                                                             ------------------------------   ------------------------------
                                                                              (as restated)                    (as restated)
                                                             September 26,    September 27,   September 26,    September 27,
                                                                 2003             2002             2003            2002
                                                             -------------    -------------   -------------    -------------
Product sales ..........................................       $  85,242        $  90,418       $ 227,885        $ 250,954
Rental revenue .........................................          10,545           11,064          24,421           33,719
Used rental equipment sales ............................           5,201            9,413          26,190           20,839
                                                               ---------        ---------       ---------        ---------
  Net sales ............................................         100,988          110,895         278,496          305,512
                                                               ---------        ---------       ---------        ---------
Product sales ..........................................          67,795           67,355         178,026          185,429
Rental revenue .........................................           6,386            4,629          15,932           13,968
Used rental equipment sales ............................           2,078            2,288           7,797            6,388
                                                               ---------        ---------       ---------        ---------
  Cost of sales ........................................          76,259           74,272         201,755          205,785
                                                               ---------        ---------       ---------        ---------
Product sales ..........................................          17,447           23,063          49,859           65,525
Rental revenue .........................................           4,159            6,435           8,489           19,751
Used rental equipment sales ............................           3,123            7,125          18,393           14,451
                                                               ---------        ---------       ---------        ---------
  Gross profit .........................................          24,729           36,623          76,741           99,727

Selling, general and administrative expenses ...........          23,074           21,349          62,689           67,365

Facility closing and severance expenses (Note 7) .......             499            2,285           1,243            2,859

Amortization of intangibles ............................             184              150             443              301
                                                               ---------        ---------       ---------        ---------
  Income from operations ...............................             972           12,839          12,366           29,202

Other expenses
  Interest expense .....................................          11,199            8,468          28,272           24,881
  Loss on early extinguishment of long-term debt .......              --               --           2,480               --
  Other expense ........................................              27               59             164              209
                                                               ---------        ---------       ---------        ---------
  Income (loss) before provision (benefit) for income
    taxes and cumulative effect of change in accounting
    principle ..........................................         (10,254)           4,312         (18,550)           4,112


Provision (benefit) for income taxes ...................          (3,861)           1,725          (6,307)           1,645
                                                               ---------        ---------       ---------        ---------
  Income (loss) before cumulative effect of
    change in accounting principle .....................          (6,393)           2,587         (12,243)           2,467

Cumulative effect of change in accounting principle, net
    of income tax benefit of $2,754 (Note 3) ...........              --               --              --          (17,140)
                                                               ---------        ---------       ---------        ---------
  Net income (loss) ....................................       $  (6,393)       $   2,587       $ (12,243)       $ (14,673)
                                                               =========        =========       =========        =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
   For The Nine Fiscal Months Ended September 26, 2003 and September 27, 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                   September 26,    September 27,
                                                                                       2003             2002
                                                                                   -------------    -------------
Cash Flows From Operating Activities:
   Net loss ..................................................................       $ (12,243)       $ (14,673)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................          18,110           15,089
     Amortization of intangibles .............................................             443              301
     Loss on early extinguishment of long-term debt ..........................           2,480               --
     Cumulative effect of change in accounting principle (Note 3) ............              --           17,140
     Deferred income taxes ...................................................            (801)             (30)
     Amortization of deferred financing costs and debt discount ..............           2,229            1,721
       Gain on sales of rental equipment and property, plant and equipment ...         (18,255)         (14,284)
   Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable .....................................................         (10,817)         (22,130)
     Inventories .............................................................          (2,802)          (5,933)
     Accounts payable ........................................................          (1,494)             509
     Accrued liabilities and other long-term liabilities .....................          (3,645)          (5,656)
     Prepaid expenses and other assets .......................................          (1,268)           6,997
                                                                                     ---------        ---------
           Net cash used in operating activities .............................         (28,063)         (20,949)
                                                                                     ---------        ---------
Cash Flows From Investing Activities:
   Property, plant and equipment additions ...................................          (5,932)          (8,390)
   Proceeds from sales of property, plant and equipment ......................              82            1,999
   Rental equipment additions ................................................         (21,501)          (8,605)
   Proceeds from sales of rental equipment ...................................          26,190           20,838
   Acquisition (Note 2) ......................................................         (13,535)              --
                                                                                     ---------        ---------
           Net cash (used in) provided by investing activities ...............         (14,696)           5,842
                                                                                     ---------        ---------
Cash Flows From Financing Activities:
   Repayments of long-term debt ..............................................        (176,563)          (2,959)
   Issuance of long-term debt ................................................         206,195           14,737
   Proceeds from sale/leaseback transaction ..................................              --            2,258
   Financing costs incurred ..................................................          (1,278)              --
   Purchase of treasury shares ...............................................              --             (205)
   Repayment of loans to shareholders ........................................             154              249
   Issuance of common shares .................................................          13,049               86
                                                                                     ---------        ---------
           Net cash provided by financing activities .........................          41,557           14,166
                                                                                     ---------        ---------
Effect of Exchange Rate Changes on Cash ......................................             466               86
                                                                                     ---------        ---------
           Net decrease in cash ..............................................            (736)            (855)

Cash, beginning of period ....................................................           2,404            4,989
                                                                                     ---------        ---------
Cash, end of period ..........................................................       $   1,668        $   4,134
                                                                                     =========        =========
Supplemental Disclosures:
   Cash paid (refunded) for income taxes, net ................................       $  (3,531)       $     432
   Cash paid for interest ....................................................          21,596           17,914
   Purchases of equipment on capital leases ..................................           2,958            1,740
   Issuance of note in conjunction with acquisition ..........................           6,965               --

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
          For The Three and Nine Fiscal Months Ended September 26, 2003
                             and September 27, 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                     Three Fiscal Months Ended        Nine Fiscal Months Ended
                                   -----------------------------    -----------------------------
                                   September 26,   September 27,    September 26,   September 27,
                                        2003           2002             2003           2002
                                   -------------   -------------    -------------   -------------
Net income (loss) ............       $ (6,393)       $  2,587        $(12,243)       $(14,673)
Other comprehensive income:
  Foreign currency translation
    adjustment ...............            (25)            (91)            466              84
                                     --------        --------        --------        --------
Comprehensive income (loss) ..       $ (6,418)       $  2,496        $(11,777)       $(14,589)
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

(2)  ACQUISITION

     On July 29, 2003, the Company completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $19,965 plus $535 in acquisition costs. The purchase price was comprised of $13,000 in cash and a non-interest bearing (other than in the case of default) senior unsecured note payable to the seller with a present value of $6,965 and a face amount of $12,000. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 is due on December 31, 2003. Thereafter, annual payments of $1,000 are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6,000 due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, the Company has used an interest rate of 14.5%. The $13,000 of cash was funded through the issuance by the Company of 541,667 common shares valued at $13,000 in the aggregate to the Company's majority shareholder. The $535 in acquisition costs was funded through borrowings on the revolving credit facility.

     The acquisition has been accounted for as a purchase, and the results of Safway have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair value of the assets acquired, as follows:

     Rental equipment                                  $  20,035
     Property, plant and equipment                           500
     Covenants not to compete                                465
     Payable for covenants not to compete                   (465)
                                                       ---------
     Purchase price                                    $  20,535
                                                       =========

     This allocation may change, as the Company's independent appraisal of the assets acquired and evaluations of costs to exit Safway's facilities has not been completed.

     The following pro forma information sets forth the consolidated results of operations for the three and nine months ended September 26, 2003, and September 27, 2002 as though the acquisition had been completed as of the beginning of each period presented:

                                              Pro Forma                         Pro Forma
                                      Three fiscal months ended         Nine fiscal months ended
                                    ------------------------------   ------------------------------
                                    September 26,    September 27,   September 26,    September 27,
                                         2003             2002           2003              2002
                                    -------------    -------------   -------------    -------------
Net Sales .....................       $ 102,350        $ 117,338       $ 291,092        $ 325,437
Income (loss) before
  provision (benefit)
  for income taxes and
  cumulative effect
  of change in accounting
  principle ...................         (11,095)           3,181         (21,559)             842
Income (loss) before cumulative
  effect of change in
  accounting principle ........       $  (6,904)       $   1,910       $ (14,082)       $     513

In accordance with SEC rules and regulations, pro forma information includes costs that are expected to be eliminated under the company's ownership.

(3)  ACCOUNTING POLICIES

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

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

          Following is a summary of the components of inventories as of September 26, 2003 and December 31, 2002:

                                          September 26,   December 31,
                                               2003           2002
                                          -------------   ------------
          Raw materials ..............       $  9,763       $ 15,984
          Work in progress ...........          3,068          3,069
          Finished goods .............         39,181         29,932
                                             --------       --------
                                               52,012         48,985
          Net realizable value reserve         (1,299)        (1,074)
                                             --------       --------
                                             $ 50,713       $ 47,911
                                             ========       ========

     (c) Rental Equipment -- Rental equipment is manufactured or purchased by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line basis. The balances as of September 26, 2003 and December 31, 2002 are net of accumulated depreciation of $27,595 and $24,181, respectively.

     (d) Goodwill and Intangible Assets -- Amortization is provided over the term of the loan (5 to 7 years) for deferred financing costs, the term of the agreement (1 to 5 years) for non-compete agreements, and over the estimated useful life (3 years) for intellectual property. Amortization of non-compete agreements and intellectual property is reflected as "Amortization of intangibles" in the accompanying consolidated statements of operations. The estimated aggregate amortization expense for each of the next five years is as follows:
          $211 for the balance of 2003, $699 in 2004, $40 in 2005, $40 in 2006, and $26 in 2007. Amortization of deferred financing costs is reflected as "Interest expense" in the accompanying consolidated statements of operations. The estimated aggregate interest expense for each of the next five years related to the amortization of deferred financing costs is as follows: $260 for the balance of 2003, $995 in 2004, $995 in 2005, $903 in 2006, and $811 in 2007. Intangible assets consisted of the following:

                                          September 26,   December 31,
                                               2003           2002
                                          -------------   ------------
          Deferred financing costs........   $ 8,203        $ 10,550
          Intellectual property...........       690             690
          Covenants not to compete........     2,060           1,595
                                             -------        --------
                                              10,953          12,835
          Less: accumulated amortization..    (4,437)         (4,430)
                                             -------        --------
                                             $ 6,516         $ 8,405
                                             =======        ========

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. The Company performs their annual review annually as of September. Certain other intangible assets continue to be amortized over their estimated useful lives.

          The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company recorded a non-cash charge in the first quarter of 2002 of $17,140 ($19,894 of goodwill, less an income tax benefit of $2,754), which is reflected as a cumulative effect of change in accounting principle in the accompanying September 27, 2002 consolidated statement of operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

     (e) Customer Rebates -- The Company offers rebates to certain customers, which are redeemable only if the customer meets certain specified thresholds relating to a cumulative level of sales transactions. Pursuant to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), the Company records such rebates as a reduction of revenue in the period the related revenues are recognized.

     (f) New Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity, this statement shall be effective for periods beginning after December 15, 2003. Management is currently assessing the impact of this pronouncement and has not determined the impact on the company's financial statements.

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

          In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not believe this pronouncement will have a material impact on its financial position, results of operations and cash flows.

     (g) Stock Options -- The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. No compensation cost has been recognized in any period presented. If compensation cost for the Company's stock options had been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net income would have been reduced to the pro forma amounts as follows:

                                                      Three fiscal months ended       Nine fiscal months ended
                                                    -----------------------------   -----------------------------
                                                    September 26,   September 27,   September 26,   September 27,
                                                        2003            2002            2003           2002
                                                    -------------   -------------   -------------   -------------
          Net income(loss)
            As Reported ...........................   $ (6,393)       $   2,587       $(12,243)       $(14,673)
            Deduct: Total stock-based employee
            compensation expense determined under
            fair value-based method for all
            awards, net of related tax effect .....        (62)             (37)          (193)           (134)
                                                      --------        ---------       --------        --------
            Pro Forma..............................   $ (6,455)       $   2,550       $(12,436)       $(14,807)
                                                      ========        =========       ========        ========

          Because the fair value method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     (h) Reclassifications -- Certain reclassifications have been made to the 2002 amounts to conform to their 2003 classifications.

(4)  CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of September 26, 2003 and December 31, 2002:

                                                                                    September 26,      December 31,
                                                                                         2003              2002
                                                                                    -------------      ------------
Revolving credit facility, weighted average interest rate of 4.8% ..............      $  24,125        $  10,050
Acquisition credit facility ....................................................             --            9,250
Term Loan Tranche A ............................................................             --           19,391
Term Loan Tranche B ............................................................             --           97,516
Senior Subordinated Notes, interest rate of 13.0% ..............................        154,729          170,000
Debt discount on Senior Subordinated Notes .....................................         (8,717)         (10,374)
Senior Second Secured Notes, interest rate of 10.75% ...........................        165,000               --
Debt discount on Senior Second Secured Notes ...................................         (7,799)              --
Senior Unsecured Note payable to seller of Safway, non-interest
   bearing, accreted at 14.5% ..................................................          7,131               --
Debentures previously held by Dayton Superior Capital Trust, interest rate
   of 9.1%, due on demand ......................................................          1,110            1,110
Capital lease obligations ......................................................          4,666            2,507
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0% .......             63               86
                                                                                      ---------        ---------
Total long-term debt ...........................................................        340,308          299,536
Less current maturities ........................................................         (2,577)          (6,991)
                                                                                      ---------        ---------
Long-term portion ..............................................................      $ 337,731        $ 292,545
                                                                                      =========        =========

On June 9, 2003, the Company completed an offering of $165,000 of senior second secured notes (the "Senior Notes") in a private placement. The notes mature in June 2008 and were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility which was subsequently increased by $24,125. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550.

As of September 26, 2003, the Senior Subordinated Notes (the "Notes") have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased using the revolving credit facility for $14,311, resulting in a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company's Common Shares for $0.01 per share.

The Company has a $50,000 revolving credit facility that matures in June 2006. The credit facility has several interest rate options that reprice on a short-term basis. At September 26, 2003, the Company had outstanding letters of credit of $5,485 and available borrowings of $20,390 under its revolving credit facility.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

                                         Three fiscal months ended       Nine fiscal months ended
                                       -----------------------------   -----------------------------
                                       September 26,   September 27,   September 26,   September 27,
                                           2003             2002          2003           2002
                                       -------------   -------------   -------------   -------------
Revolving Credit Facility:
  Average borrowing ................      $18,508         $22,258         $22,787         $17,081
  Maximum borrowing ................       25,875          27,925          35,225          29,275
  Weighted average interest rate ...         5.9%            5.8%            5.5%            6.2%

The credit facility was amended during the second quarter to remove certain of the restrictive financial covenants. As of September 26, 2003, the only remaining financial covenant requires that the Company not exceed a certain leverage ratio, as defined. The Company was in compliance with this covenant as of September 26, 2003. The amendment also limits the Company's borrowings to 75% of eligible accounts receivable and 50% of eligible inventories.

The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; Dur-O-Wal, Inc.; and Southern Construction Products, Inc.) have guaranteed the Notes and the Senior Notes on a full, unconditional and joint and several basis. The wholly-owned foreign subsidiaries of the Company are not guarantors of the Notes nor the Senior Notes and do not have any credit arrangements senior to the Notes or Senior Notes. The following supplemental consolidating condensed balance sheets as of September 26, 2003 and December 31, 2002, the supplemental consolidating condensed statements of operations for the three and nine fiscal months ended September 26, 2003 and September 27, 2002 and cash flows for the nine fiscal months ended September 26, 2003 and September 27, 2002 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries that are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                            As of September 26, 2003

                                            Dayton
                                           Superior        Guarantor       Non-Guarantor
                                          Corporation     Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                          -----------     ------------     -------------    ------------     ------------
ASSETS
Cash ..................................    $   1,131        $  (1,021)       $   1,558        $      --        $   1,668
Accounts receivable, net ..............       41,740           29,497              744                            71,981
Inventories ...........................       27,872           21,263            1,578                            50,713
Intercompany ..........................       68,067          (68,038)             (29)                               --
Other current assets ..................       13,375            5,100               65                            18,540
                                           ---------        ---------        ---------        ---------        ---------
    TOTAL CURRENT ASSETS ..............      152,185          (13,199)           3,916                           142,902
Rental equipment, net .................        4,229           82,817               96                            87,142
Property, plant and equipment, net ....       29,205           33,086              180                            62,471
Investment in subsidiaries ............      123,041               --               --         (123,041)              --
Other assets ..........................       52,560           65,620               --                           118,180
                                           ---------        ---------        ---------        ---------        ---------
    TOTAL ASSETS ......................    $ 361,220        $ 168,324        $   4,192        $(123,041)       $ 410,695
                                           =========        =========        =========        =========        =========
LIABILITIES AND SHAREHOLDERS'
    EQUITY(DEFICIT)
Current maturities of long-term debt       $   2,577        $      --        $      --        $      --        $   2,577
Accounts payable ......................       18,904            4,693              576                            24,173
Accrued liabilities ...................       19,972            6,994              214                            27,180
                                           ---------        ---------        ---------        ---------        ---------
    TOTAL CURRENT LIABILITIES .........       41,453           11,687              790                            53,930
Long-term debt, net ...................      336,913              818               --                           337,731
Other long-term liabilities ...........        6,766           15,061               21                            21,848
Total shareholders' equity (deficit)         (23,912)         140,758            3,381         (123,041)          (2,814)
                                           ---------        ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT) ..................    $ 361,220        $ 168,324        $   4,192        $(123,041)       $ 410,695
                                           =========        =========        =========        =========        =========

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2002

                                            Dayton
                                           Superior        Guarantor       Non-Guarantor
                                          Corporation     Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                          -----------     ------------     -------------    ------------     ------------
ASSETS
Cash ...............................       $   1,605        $    (687)       $   1,486        $      --        $   2,404
Accounts receivable, net ...........          30,223           30,487              455                            61,165
Inventories ........................          23,408           23,180            1,323               --           47,911
Intercompany .......................          56,498          (56,414)             (84)              --               --
Other current assets ...............           8,555            8,539              163               --           17,257
                                           ---------        ---------        ---------        ---------        ---------
    TOTAL CURRENT ASSETS ...........         120,289            5,105            3,343               --          128,737
Rental equipment, net ..............           4,268           58,846               46               --           63,160
Property, plant and equipment, net .          25,690           35,378              178               --           61,246
Investment in subsidiaries .........         123,041               --               --        $(123,041)              --
Other assets .......................          53,497           67,331               --               --          120,828
                                           ---------        ---------        ---------        ---------        ---------
    TOTAL ASSETS ...................       $ 326,785        $ 166,660        $   3,567        $(123,041)       $ 373,971
                                           =========        =========        =========        =========        =========
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current maturities of long-term debt       $   6,991        $      --        $      --        $      --        $   6,991
Accounts payable ...................          13,983           11,407              277               --           25,667
Accrued liabilities ................          18,022           12,152              154               --           30,328
                                           ---------        ---------        ---------        ---------        ---------
    TOTAL CURRENT LIABILITIES ......          38,996           23,559              431               --           62,986
Long-term debt, net ................         292,545               --               --               --          292,545
Other long-term liabilities ........           5,730           16,763              188               --           22,681
Total shareholders' equity (deficit)         (10,486)         126,338            2,948         (123,041)          (4,241)
                                           ---------        ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT) ...............       $ 326,785        $ 166,660        $   3,567        $(123,041)       $ 373,971
                                           =========        =========        =========        =========        =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                  Three Fiscal Months Ended September 26, 2003

                                                   Dayton
                                                  Superior        Guarantor      Non-Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     -------------    ------------
Net sales..................................       $  62,887       $ 34,937            $3,164          $100,988
Cost of sales..............................          47,591         26,745             1,923            76,259
                                                  ---------       --------            ------          --------
   Gross profit............................          15,296          8,192             1,241            24,729
Selling, general and administrative
   expenses................................          12,544         10,070               460            23,074
Facility closing and severance expenses....             271            228                 -               499
Amortization of intangibles................              74            110                 -               184
Management fees............................             (75)             -                75                 -
                                                  ---------       --------            ------          --------
   Income from operations..................           2,482         (2,216)              706               972
Other expenses
   Interest expense........................          11,153             46                 -            11,199
   Other expense...........................              66              -               (39)               27
                                                  ---------       --------            ------          --------
   Income (loss) before provision (benefit)
     for income taxes......................          (8,737)        (2,262)              745           (10,254)
Provision (benefit) for income taxes.......          (3,455)          (692)              286            (3,861)
                                                  ---------       --------            ------          --------
Net income (loss) available to common
   shareholders............................       $  (5,282)      $ (1,570)           $  459          $ (6,393)
                                                  =========       ========            ======          ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                  Three Fiscal Months Ended September 27, 2002

                                                   Dayton
                                                  Superior        Guarantor      Non-Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     ------------     ------------
Net sales..................................         $59,711         $49,572          $1,612          $110,895
Cost of sales..............................          37,632          35,811             829            74,272
                                                    -------         -------          ------          --------
   Gross profit............................          22,079          13,761             783            36,623
Selling, general and administrative
   expenses................................           8,781          12,159             409            21,349
Facility closing and severance expenses....           1,644             641               -             2,285
Amortization of intangibles................              56              94               -               150
Management fees............................             (75)              -              75                 -
                                                    -------         -------          ------          --------
   Income from operations..................          11,673             867             299            12,839
Other expenses
   Interest expense........................           8,240             228               -             8,468
   Other expense (income), net.............             (72)            107              24                59
                                                    -------         -------          ------          --------
Income before provision for income taxes...           3,505             532             275             4,312
Provision for income taxes.................           1,402             213             110             1,725
                                                    -------         -------          ------          --------
Net income available to common shareholders         $ 2,103         $   319          $  165          $  2,587
                                                    =======         =======          ======          ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                   Nine Fiscal Months Ended September 26, 2003

                                                   Dayton
                                                  Superior        Guarantor      Non-Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     -------------    ------------
Net sales..................................       $ 168,416      $ 101,821         $ 8,259         $ 278,496
Cost of sales..............................         123,214         73,310           5,231           201,755
                                                  ---------      ---------         -------         ---------
   Gross profit............................          45,202         28,511           3,028            76,741
Selling, general and administrative
   expenses................................          32,930         28,403           1,356            62,689
Facility closing and severance expenses....             973            270               -             1,243
Amortization of intangibles................             220            223               -               443
Management fees............................            (225)                           225                 -
                                                  ---------      ---------         -------         ---------
   Income from operations..................          11,304           (385)          1,447            12,366
Other expenses:
   Interest expense........................          28,166            106                            28,272
   Loss on early extinguishment of long-term
     debt..................................           2,480              -               -             2,480
   Other expense...........................             120             55             (11)              164
                                                  ---------      ---------         -------         ---------
   Income (loss) before provision (benefit)
     for income taxes......................         (19,462)          (546)          1,458           (18,550)
Provision (benefit) for income taxes.......          (6,617)          (186)            496            (6,307)
                                                  ---------      ---------         -------         ---------
Net income (loss) available to common
   shareholders............................       $ (12,845)     $    (360)        $   962         $ (12,243)
                                                  =========      =========         =======         =========


                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                   Nine Fiscal Months Ended September 27, 2002

                                                   Dayton
                                                  Superior        Guarantor      Non-Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                 -----------    ------------     -------------    ------------
Net sales..................................        $143,050        $158,166          $4,296          $305,512
Cost of sales..............................          90,210         113,347           2,228           205,785
                                                   --------        --------          ------          --------
   Gross profit............................          52,840          44,819           2,068            99,727
Selling, general and administrative
   expenses................................          29,130          37,060           1,175            67,365
Facility closing and severance expenses....           2,129             730               -             2,859
Amortization of goodwill and intangibles...             197             104               -               301
Management fees............................            (225)              -             225                 -
                                                   --------        --------          ------          --------
   Income from operations..................          21,609           6,925             668            29,202
Other expenses
   Interest expense........................          24,327             554               -            24,881
   Other expense, net......................              37             119              53               209
                                                   --------        --------          ------          --------
   Income (loss) before provision (benefit)
     for income taxes......................          (2,755)          6,252             615             4,112
Provision (benefit) for income taxes.......          (1,102)          2,501             246             1,645
                                                   --------        --------          ------          --------
Net income (loss) before cumulative effect of
   change in accounting principle..........          (1,653)          3,751             369             2,467
Cumulative effect of change in accounting
   principle, net of income tax benefit of
   $2,754..................................               -          17,140)              -           (17,140)
                                                   --------        --------          ------          --------
Net income (loss) available to common
   shareholders............................        $ (1,653)       $(13,389)         $  369          $(14,673)
                                                   ========        ========          ======          ========


                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                   Nine Fiscal Months Ended September 26, 2003

                                                    Dayton
                                                   Superior        Guarantor      Non-Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................       $ (12,845)     $   (360)          $ 962            $ (12,243)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization.......           4,003        14,511              40               18,553
       Loss on early extinguishment of
         long-term debt....................           2,480             -               -                2,480
       Deferred income taxes...............            (801)            -               -                 (801)
       Amortization of deferred financing
         costs and debt discount...........           2,229             -               -                2,229
       Gain on sales of rental equipment and
         property, plant and equipment.....          (1,128)      (17,108)            (19)             (18,255)
   Change in assets and liabilities, net of
     the effects of acquisitions...........         (23,189)        4,552          (1,389)             (20,026)
                                                  ---------      --------           -----            ---------
       Net cash provided by (used in)
         operating activities..............         (29,251)        1,595            (407)             (28,063)
                                                  ---------      --------           -----            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions..          (2,002)       (3,922)             (8)              (5,932)
  Proceeds from sales of property, plant and
     equipment.............................               -            82               -                   82
  Rental equipment additions...............            (588)      (20,849)            (64)             (21,501)
  Proceeds from sales of rental equipment..           1,444        24,714              32               26,190
  Acquisition..............................               -       (13,535)              -              (13,535)
                                                  ---------      --------           -----            ---------
       Net cash provided by (used in)
         investing activities..............          (1,146)      (13,510)            (40)             (14,696)
                                                  ---------      --------           -----            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt.............        (176,563)            -               -             (176,563)
  Issuance of long-term debt, net..........         206,195             -               -              206,195
  Financing costs incurred.................          (1,278)            -               -               (1,278)
  Issuance of common shares................          13,049             -               -               13,049
  Repayment of loans to shareholders.......             154             -               -                  154
    Intercompany...........................         (11,635)       11,582              54                    -
                                                  ---------      --------           -----            ---------
       Net cash provided by (used in)
         financing activities..............          29,922        11,582              54               41,557
                                                  ---------      --------           -----            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....               -             -             466                  466
                                                  ---------      --------           -----            ---------
       Net increase (decrease) in cash.....            (475)         (334)             73                 (736)
CASH, beginning of period..................           1,605          (687)          1,486                2,404
                                                  ---------      --------           -----            ---------
CASH, end of period........................       $   1,130      $ (1,021)        $ 1,559                1,668
                                                  =========      ========           =====            =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                   Nine Fiscal Months Ended September 27, 2002

                                                    Dayton
                                                   Superior        Guarantor      Non-Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  -----------    ------------     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................        $ (1,653)      $(13,389)        $    369         $(14,673)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization.......           5,432         11,641               38           17,111
       Cumulative effect of change in
         accounting principle..............               -         17,140                -           17,140

       Deferred income taxes...............             (30)             -                -              (30)
       Gain on sales of rental equipment and
         fixed assets......................            (764)       (13,499)             (21)         (14,284)
   Change in assets and liabilities........          (8,903)       (16,067)          (1,243)         (26,213)
                                                   --------       --------         --------         --------
       Net cash used in operating activities         (5,918)       (14,174)            (857)         (20,949)
                                                   --------       --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions..          (5,364)        (2,976)             (50)          (8,390)
  Proceeds from sales of fixed assets......           1,094            877               28            1,999
  Rental equipment additions...............            (482)        (8,103)             (20)          (8,605)
  Proceeds from sales of rental equipment..             544         20,242               52           20,838
                                                   --------       --------         --------         --------
       Net cash provided by (used in)
         investing activities..............          (4,208)        10,040               10            5,842
                                                   --------       --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net..........          11,778              -                -           11,778
  Proceeds from sale/leaseback transaction              633          1,597               28            2,258
  Redemption of Class A common shares and
     purchase of treasury shares...........            (205)             -                -             (205)
  Repayment of loans to shareholders ......             249              -                -              249
  Issuance of common shares................              86              -                -               86
  Intercompany.............................          (1,087)         1,035               52                -
                                                   --------       --------         --------         --------
       Net cash provided by financing
         activities........................          11,454          2,632               80           14,166
                                                   --------       --------         --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....               -              -               86               86
                                                   --------       --------         --------         --------
       Net increase (decrease) in cash.....           1,328         (1,502)            (681)            (855)
CASH, beginning of period..................           2,714            832            1,443            4,989
                                                   --------       --------         --------         --------
CASH, end of period........................        $  4,042       $   (670)        $    762         $  4,134
                                                   ========       ========         ========         ========

(5) STOCK OPTION PLANS

The Company has a stock option plan that provides for an option exercise price equal to the stock's market price on the date of grant. The options are accounted for under APB Opinion No. 25, under which no compensation costs have been recognized.

A summary of the activity of the Company's stock option plans for the nine fiscal months ended September 26, 2003 is presented in the table below:

                                                                                              Weighted Average
                                                                         Number of              Exercise Price
                                                                          Shares                 Per Share
                                                                        -----------           ----------------
Outstanding at December 31, 2002..................................       671,684                   $25.00
Granted...........................................................        37,859                    27.50
Cancelled.........................................................      (117,502)                   25.19
                                                                        --------                   ------
Outstanding at September 26, 2003.................................       592,041                   $25.12
                                                                        ========                   ======


(6) SEGMENT REPORTING

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

Sales between Construction Products Group and Symons are recorded at normal selling price by the selling segment and at cost for the buying segment, with the profit recorded as an intersegment elimination. Segment assets include accounts receivable; inventories; property, plant, and equipment; rental equipment; and an allocation of goodwill. Corporate and unallocated assets include cash, property, plant and equipment, prepaid income taxes, future tax benefits, and financing costs. Export sales and sales by non-U.S. affiliates are not significant.

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the three and nine fiscal months ended September 26, 2003 and September 27, 2002 follows. The 2002 amounts have been reclassified to conform to the 2003 classification.


                                                      Three fiscal months ended               Nine fiscal months ended
                                                    ---------------------------------      -------------------------------
                                                                       (as restated)                        (as restated)
                                                      September 26,     September 27,      September 26,     September 27,
                                                          2003              2002               2003               2002
                                                    -------------       -------------      -------------     -------------

Construction Products Group.................          $  72,650         $  77,896          $ 193,693          $ 214,375
Symons......................................             28,338            32,999             84,803             91,137
                                                      ---------         ---------          ---------          ---------
Net sales to external customers.............          $ 100,988         $ 110,895          $ 278,496          $ 305,512
                                                      =========         =========          =========          =========
Construction Products Group.................          $   3,217         $   3,579          $   9,112          $  10,556
Symons......................................              2,533             2,521              6,867              6,543
                                                      ---------         ---------          ---------          ---------
Net sales to other segments.................          $   5,750         $   6,100          $  15,979          $  17,099
                                                      =========         =========          =========          =========
Construction Products Group.................          $   4,473         $  10,298          $  14,021          $  25,996
Symons......................................              3,574             8,681             17,446             20,109
Corporate...................................             (4,274)           (2,474)           (10,819)            (8,279)
Intersegment Eliminations...................             (2,801)           (3,666)            (8,282)            (8,624)
                                                      ---------         ---------          ---------          ---------
Income from operations......................          $     972         $  12,839          $  12,366          $  29,202
                                                      =========         =========          =========          =========
Construction Products Group.................          $   3,674         $   9,485          $  13,293          $  25,128
Symons......................................              3,528             8,656             17,297             20,014
Corporate...................................            (14,655)          (10,163)           (40,858)           (32,406)
Intersegment Eliminations...................             (2,801)           (3,666)            (8,282)            (8,624)
                                                      ---------         ---------          ---------          ---------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle          $ (10,254)        $   4,312          $ (18,550)         $   4,112
                                                      =========         =========          =========          =========
Construction Products Group.................          $   1,690         $   1,607          $   5,047          $   4,782
Symons......................................              4,685             2,997             11,694              8,928
Corporate...................................                398               481              1,369              1,379
                                                      ---------         ---------          ---------          ---------
Depreciation................................          $   6,773         $   5,085          $  18,110          $  15,089
                                                      =========         =========          =========          =========
Construction Products Group.................          $      36         $      29          $     109          $     107
Symons......................................                111                94                224                104
Corporate...................................                 37                27                110                 90
                                                      ---------         ---------          ---------          ---------
Amortization of  intangibles................          $     184         $     150          $     443          $     301
                                                      =========         =========          =========          =========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the nine fiscal months ended September 26, 2003 and September 27, 2002 is as follows:

                                                                      Nine fiscal months ended
                                                               ---------------------------------------
                                                               September 26, 2003   September 27, 2002
                                                               ------------------   ------------------
 Construction Products Group................................          $  4,995           $  5,776
 Symons.....................................................               487              2,044
 Corporate..................................................               450                570
                                                                      --------           --------
 Property, Plant and Equipment Additions....................          $  5,932           $  8,390
                                                                      ========           ========
 Construction Products Group................................          $    652           $    565
 Symons.....................................................            20,849              8,040
                                                                      --------           --------
 Rental Equipment Additions.................................          $ 21,501           $  8,605
                                                                      ========           ========

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of September 26, 2003 and December 31, 2002 is as follows:

                                                                                 As of
                                                               ---------------------------------------
                                                               September 26, 2003    December 31, 2002
                                                               ------------------    -----------------
 Construction Products Group................................         $ 166,927             $159,955
 Symons.....................................................           143,840              115,071
 Corporate and Unallocated..................................            99,928               98,945
                                                                     ---------             --------
 Total Assets...............................................         $ 410,695             $373,971
                                                                     =========             ========

(7) FACILITY CLOSING AND SEVERANCE EXPENSES

During 2000, as a result of the acquisition of Conspec, the Company approved and began implementing a plan to consolidate certain of it's existing operations. Activity for this plan for the year ended December 31, 2002 and for the nine months ended September 26, 2003 was as follows:

                                            -------------------------------------------------------------------------
                                            Involuntary        Lease         Relocation      Other Post-
                                            Termination     Termination         of            Closing
                                              Benefits         Costs        Operations         Costs           Total
                                            -----------     -----------    -------------    ------------      -------
Balance, January 1, 2002.................     $   -            $ 490           $  -            $ 177          $ 667
Facility closing and severance expenses..
                                                  -                -              -                -              -
Items charged against reserve............         -             (221)             -              (84)          (305)
                                              -----            -----           ----            -----          -----
Balance, December 31, 2002...............         -              269              -               93            362
Facility closing and severance expenses..         -                -              -
Items charged against reserve............         -              (43)             -              (75)          (118)
                                              -----            -----           ----            -----          -----
Balance, September 26, 2003..............     $   -            $ 226           $  -            $  18          $ 244
                                              =====            =====           ====            =====          =====



The remaining lease termination costs are expected to be paid through 2007, and the remaining other post-closing costs are expected to be paid in the balance of 2003.

During 2001, the Company approved and began implementing a plan to exit certain of its manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. Activity for this plan for the year ended December 31, 2002 and for the nine months ended September 26, 2003 was as follows:


                                            -------------------------------------------------------------------------
                                            Involuntary        Lease        Relocation       Other Post-
                                            Termination     Termination         of            Closing
                                              Benefits         Costs        Operations         Costs          Total
                                            -----------     -----------     -----------      -----------    ---------
Balance, January 1, 2002.................     $ 931            $ 524         $    -           $  786         $ 2,241
Facility closing and severance expenses..         -                -            108                -             108
Items charged against reserve............      (931)            (314)          (108)            (475)         (1,828)
                                              -----            -----         ------           ------         -------
Balance, December 31, 2002...............         -              210              -              311             521
Facility closing and severance expenses..                         36              -                -              36
Items charged against reserve............         -             (122)             -             (311)           (433)
                                              -----            -----         ------           ------         -------
Balance, September 26, 2003..............     $   -            $ 124         $    -           $    -         $   124
                                              =====            =====         ======           ======         =======


The remaining balance is expected to be paid through 2004.

During 2002, the Company approved and began implementing a plan to exit certain of its distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. Activity for this plan for the year ended December 31, 2002 and for the nine months ended September 26, 2003 was as follows:


                                                -----------------------------------------------------------------------------
                                                 Involuntary        Lease         Relocation        Other Post-
                                                 Termination     Termination         of              Closing
                                                  Benefits          Costs         Operations          Costs         Total
                                                -------------     ------------    ----------        -----------    ----------
Facility closing and severance expenses......      $ 4,441         $ 650            $  -             $  200         $ 5,291
Items charged against reserve................       (2,029)         (566)              -               (200)         (2,795)
                                                   -------         -----            ----             ------         -------
Balance, December 31, 2002...................        2,412            84               -                  -           2,496
Facility closing and severance expenses......          (35)            -               -                  -             (35)
Items charged against reserve................       (2,145)          (84)              -                  -          (2,229)
                                                   -------         -----            ----             ------         -------
Balance, September 26, 2003..................      $   232         $   -            $  -             $    -         $   232
                                                   =======         =====            ====             ======         =======



The remaining balance is expected to be paid through 2004.

During 2003, the Company approved and began implementing a plan to exit certain of its manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. These costs are being expensed in accordance with SFAS No. 146. Activity for this plan for the nine months ended September 26, 2003, was as follows:

                                                ----------------------------------------------------------------------------
                                                 Involuntary        Lease         Relocation        Other Post-
                                                 Termination     Termination         of              Closing
                                                  Benefits          Costs         Operations          Costs          Total
                                                -------------    ------------     ----------        -----------    ---------
Facility closing and severance expenses......      $  827           $  -            $ -              $  415         $ 1,242
Items charged against reserve................        (827)             -              -                (415)         (1,242)
                                                   ------           ----            ---              ------         -------
Balance, September 26, 2003..................      $    -           $  -            $ -              $    -         $     -
                                                   ======           ====            ===              ======         =======


The total expected cost for this plan is approximately $2,000.


(8) RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended September 27, 2002, the Company's management determined that the Company did not adopt Emerging Issues Task Force (EITF) 00-10 "Accounting for Shipping and Handling Fees and Costs" in its financial statements. EITF 00-10 was required to be adopted in the year ended December 31, 2000. As a result, certain reclassifications were made to the condensed consolidated statements of operations for both the three and nine month periods ended September 27, 2002 to conform to this guidance.

The effects of the restatement on the three and nine month periods ended September 27, 2002 are as follows:

                                                  Three Months Ended                           Nine Months Ended
                                                  September 27, 2002                           September 27, 2002
                                        ----------------------------------------     ---------------------------------------
                                           As Reported          As Restated             As Reported         As Restated
                                        ------------------- --------------------     ------------------- -------------------
Sales                                       $105,285             $110,895                $290,293            $305,512
Cost of Sales                                 68,662               74,272                 190,566             205,785
                                            --------             --------                --------            --------
Gross Profit                                $ 36,623             $ 36,623                $ 99,727            $ 99,727
                                            ========             ========                ========            ========


As a result of adopting EITF 00-10, the Company's December 31, 2002, 2001 and 2000 net sales and cost of sales both increased by $20,453, $21,791, and $19,223, respectively, to reflect the inclusion of shipping revenues and costs, but there was no effect on previously reported gross profit, income from operations, net income (loss), cash flows or financial position. The Company will file a Form 10-K/A for the year ended December 31, 2002 as soon as practicable. This Form 10-K/A will reflect the following restatement on the years ended December 31, 2002, 2001 and 2000.



                                 December 31, 2002                 December 31, 2001                  December 31, 2000
                             -------------------------          -----------------------            ----------------------
                                As              As                 As             As                  As             As
                             Reported         Restated          Reported       Restated            Reported      Restated
                             --------         --------          --------       --------            --------      ---------


Sales                       $378,284         $398,737           $393,700        $415,491           $367,845       $387,068
Cost of Sales                249,408          269,861            254,430         276,221            229,523        248,746
                            --------         --------           --------        --------           --------       --------
Gross Profit                $128,876         $128,876           $139,270        $139,270           $138,322       $138,322
                            ========         ========           ========        ========           ========       ========

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

In an effort to reduce costs and enhance customer responsiveness, effective January 1, 2003 we reorganized our company from five autonomous manufacturing and sales divisions into two sales units (Construction Products Group and Symons) and a new product fulfillment unit (Supply Chain). Construction Products Group and Symons are primarily responsible for sales, customer service and new product development. As part of this effort, we reorganized most of our manufacturing and distribution operations into our Supply Chain unit, which manufactures and distributes our products in support of Construction Products Group and Symons.

     o Construction Products Group. Construction Products Group derives its revenues from the sale of products primarily to independent distributors and contractors. We also provide some equipment on a rental basis. Construction Products Group obtains the majority of the products it sells from the Supply Chain product fulfillment group and manufactures its chemicals product line. Cost of sales for the products sold by the Construction Products Group consists primarily of purchased steel and other raw materials, as well as the costs associated with manufacturing, assembly, testing, and associated overhead. Orders from customers for our paving products are affected by state and local government infrastructure expenditures and their related bid processes. Due to the project-oriented nature of paving jobs, these products generally are made to order. As a result of all of the foregoing, product inventories are maintained at relatively low levels.

     o Symons. Symons derives its revenues from the sale and rental of engineered, reusable modular forming systems and related accessories to independent distributors and contractors. Sales of both new and used concrete forming systems and specific consumables generally represent approximately two-thirds of the revenues of this business unit, and rentals represent the remaining one-third. This business unit's products include systems with steel frames and a plywood face, known as Steel-Ply(R), and systems that use steel in both the frame and face. Symons obtains Steel-Ply(R) forms from the Supply Chain product fulfillment group and manufactures and assembles or outsources some of the manufacturing involved in some of the other forms. This outsourcing strategy allows us to fulfill larger orders without increased overhead. Cost of sales for Symons consists primarily of purchased steel and specialty plywood, and other raw materials, depreciation and maintenance of rental equipment, and the costs associated with manufacturing, assembly and overhead.

     o Supply Chain. As part of our reorganization, effective January 1, 2003, we reorganized most of our manufacturing and distribution operations into Supply Chain, our newly formed product fulfillment unit, which manufactures and distributes our products in support of Construction Products Group and manufactures Steel-Ply(R) forms for Symons. We design and manufacture or customize most of the machines we use to produce concrete accessories, and these proprietary designs allow for quick changeover of machine set-ups. This flexibility, together with our extensive distribution system, enables Construction Products Group to deliver many of its concrete accessories within 24 hours of a customer order.

For segment reporting purposes, we include Supply Chain in Construction Products Group.

ACQUISITION

On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million plus $0.5 million in acquisition costs. The purchase price was comprised of $13 million in cash and a non-interest bearing (other than in the case of default) senior unsecured note, payable to the seller, with a present value of $7.0 million and a face amount of $12 million. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The face amount of the note is $12.0 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment is due on December 31, 2003. Thereafter, annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, we have used an interest rate of 14.5%. The $13.0 million of cash was funded through the issuance by us of 541,667 common shares valued at $13.0 million in the aggregate to our majority shareholder. The $535 in acquisition costs was funded through borrowings on the revolving credit facility.

FACILITY CLOSING AND SEVERANCE EXPENSES

During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the year ended December 31, 2002 and for the nine months ended September 26, 2003 was as follows:

                                                                        (Amounts in thousands)
                                           --------------------------------------------------------------------------
                                            Involuntary        Lease         Relocation      Other Post-
                                            Termination     Termination          of            Closing
                                              Benefits         Costs          Operations        Costs         Total
                                           ------------     -----------      -----------     ------------   ---------
Balance, January 1, 2002..................      $  -          $ 490              $  -          $ 177          $ 667
Facility closing and severance expenses...         -              -                 -              -              -
Items charged against reserve.............         -           (221)                -            (84)          (305)
                                                ----          -----              ----          -----          -----
Balance, December 31, 2002................         -            269                 -             93            362
Facility closing and severance expenses...         -              -                 -              -              -
Items charged against reserve.............         -            (43)                -            (75)          (118)
                                                ----          -----              ----          -----          -----
Balance, September 26, 2003...............      $  -          $ 226              $  -          $  18          $ 244
                                                ====          =====              ====          =====          =====


The remaining lease termination costs are expected to be paid through 2007, and the remaining other post-closing costs are expected to be paid in the balance of 2003.

During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. Activity for this plan for the year ended December 31, 2002 and for the nine months ended September 26, 2003 was as follows:

                                                                        (Amounts in thousands)
                                           --------------------------------------------------------------------------
                                            Involuntary        Lease         Relocation      Other Post-
                                            Termination     Termination          of            Closing
                                              Benefits         Costs          Operations        Costs         Total
                                           ------------     -----------      -----------     ------------   ---------
Balance, January 1, 2002..................    $ 931           $ 524             $    -          $ 786        $ 2,241
Facility closing and severance expenses...        -               -                108              -            108
Items charged against reserve.............     (931)           (314)              (108)          (475)        (1,828)
                                              -----           -----             ------          -----        -------
Balance, December 31, 2002................        -             210                  -            311            521
Facility closing and severance expenses...        -              36                  -              -             36
Items charged against reserve.............        -            (122)                 -           (311)          (433)
                                              -----           -----             ------          -----        -------
Balance, September 26, 2003...............    $   -           $ 124             $    -          $   -        $   124
                                              =====           =====             ======          =====        =======

The remaining balance is expected to be paid through 2004.

During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. Activity for this plan for the year ended December 31, 2002 and for the nine months ended September 26, 2003 was as follows:

                                                                        (Amounts in thousands)
                                           --------------------------------------------------------------------------
                                            Involuntary        Lease         Relocation      Other Post-
                                            Termination     Termination          of            Closing
                                              Benefits         Costs          Operations        Costs         Total
                                           ------------     -----------      -----------     ------------   ---------
Facility closing and severance expenses...
                                            $  4,441          $ 650            $  --           $  200         $ 5,291
Items charged against reserve.............    (2,029)          (566)              --             (200)         (2,795)
                                            --------          -----            -----           ------         -------
Balance, December 31, 2002................     2,412             84               --               --           2,496
Facility closing and severance expenses...       (35)            --               --               --             (35)
Items charged against reserve.............    (2,145)           (84)              --               --          (2,229)
                                            --------          -----            -----           ------         -------
Balance, September 26, 2003...............  $    232          $  --            $  --           $   --         $   232
                                            ========          =====            =====           ======         =======

The remaining balance is expected to be paid through 2004.

During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall Company headcount in order to keep its cost structure in alignment with its net sales. These costs are being expensed in accordance with SFAS No. 146. Activity for this plan for the nine months ended September 26, 2003, was as follows:

                                                                        (Amounts in thousands)
                                           --------------------------------------------------------------------------
                                            Involuntary        Lease         Relocation      Other Post-
                                            Termination     Termination          of            Closing
                                              Benefits         Costs          Operations        Costs         Total
                                           ------------     -----------      -----------     ------------   ---------
Facility closing and severance expenses...   $  827            $  --            $  --            $ 415       $  1,242
Items charged against reserve.............     (827)              --               --             (415)        (1,242)
                                             ------            -----            -----            -----       --------
Balance, September 26, 2003...............   $   --            $  --            $  --            $  --       $     --
                                             ======            =====            =====            =====       ========


The total expected cost for this plan is approximately $2 million.

RESULTS OF OPERATIONS

As discussed in Note 8 to the unaudited financial statements, the three and nine month periods ended September 27, 2002 have been restated to reflect the adoption of EITF 00-10. This discussion gives effect to the restatements.

The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

                                                            THREE FISCAL MONTHS ENDED             NINE FISCAL MONTHS ENDED
                                                        ---------------------------------      --------------------------------

                                                         September 26,      September 27,      September 26,      September 27,
                                                             2003               2002              2003               2002
                                                         -------------      -------------      -------------      -------------
Net sales...........................................        100.0%             100.0%              100.0%            100.0%
Cost of sales.......................................         75.5               67.0                72.4              67.4
                                                            -----              -----               -----             -----
Gross profit........................................         24.5               33.0                27.6              32.6
Selling, general and administrative expenses........         22.8               19.2                22.5              22.0
Facility closing and severance expenses.............          0.5                2.1                 0.4               0.9
Amortization of intangibles.........................          0.2                0.1                 0.3               0.1
                                                            -----              -----               -----             -----
Income from operations..............................          1.0               11.6                 4.4               9.6
Interest expense....................................         11.2                7.6                10.2               8.1
Loss on early extinguishment of long-term debt......            -                  -                 0.8                 -
Other expense.......................................            -                0.1                 0.1               0.2
                                                            -----              -----               -----             -----
Income (loss) before provision (benefit) for income
     taxes and cumulative effect of change in
     accounting principle...........................        (10.2)               3.9                (6.7)              1.3
Provision (benefit) for income taxes................         (3.9)               1.6                (2.3)              0.5
                                                            -----              -----               -----             -----
Income (loss) before cumulative effect of change in
   accounting principle.............................         (6.3)               2.3                (4.4)              0.8
Cumulative effect of change in accounting principle.            -                  -                   -              (5.6)
                                                            -----              -----               -----             -----
Net income (loss)...................................         (6.3)%              2.3%               (4.4)%            (4.8)%
                                                            =====              =====               =====             =====

COMPARISON OF THREE FISCAL MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27,
2002

NET SALES

Net sales decreased $9.9 million, or 8.9%, to $101.0 million in the third quarter of 2003 from $110.9 million in the third quarter of 2002. The following table summarizes our net sales by segment:

                                                               Three fiscal months ended
                                                 ---------------------------------------------------------
                                                     September 26, 2003              September 27, 2002
                                                 --------------------------        -----------------------
                                                                     (In thousands)
                                                                                 (as restated)
                                                  Net Sales             %           Net Sales          %         % Change
                                                  ---------          -------       ----------       -------      --------
Construction Products Group............           $  75,867           75.1%        $  81,475         73.5%         (6.9)%
Symons.................................              30,871           30.6            35,520         32.0         (13.1)
Intersegment eliminations..............              (5,750)          (5.7)           (6,100)        (5.5)         (5.7)
                                                  ---------          -----         ---------        -----
Net sales..............................           $ 100,988          100.0%        $ 110,895        100.0%         (8.9)%
                                                  =========          =====         =========        =====


Net sales for the Construction Products Group decreased $5.6 million, or 6.9%, to $75.9 million in the third quarter of 2003 from $81.5 million in the third quarter of 2002, primarily due to the weaker markets in the third quarter of 2003, compared to the same period in 2002, as a result of the domestic economy adversely impacting non-residential construction.

Net sales of Symons decreased $4.6 million, or 13.1%, to $30.9 million for the third quarter of 2003, compared to $35.5 million in the third quarter of 2002, primarily due to lower sales of used rental fleet, which decreased to $4.6 million, from $9.2 million. The contribution of Safway added approximately $2.8 million in net sales, but was offset by lower sales of consumable products and rental revenues from the existing business due to the weaker markets in the third quarter of 2003, compared to the third quarter of 2002.

GROSS PROFIT

Gross profit for the third quarter of 2003 was $24.7 million, a decrease of $11.9 million from $36.6 million in the third quarter of 2002. This was primarily due to the decreased revenues discussed previously, as well as higher operating expenses, such as steel, insurance, and depreciation.

Gross profit was 24.5% of sales in the third quarter of 2003, decreasing from 33.0% in the same quarter of 2002. This was due primarily to the combination of a lower mix of sales of used rental fleet and the impact of fixed costs on lower sales.

OPERATING EXPENSES

Selling, general and administrative expenses increased $1.7 million to $23.1 million in the third quarter of 2003 from $21.4 million in the third quarter of 2002. Approximately $0.9 million was due to the acquisition of Safway. The remaining increase was primarily due to higher operating expenses such as professional fees related to a re-evaluation of our distribution model, and hiring and severance costs related to management changes.

Facility closing and severance expense during the third quarter of 2003 was $0.5 million compared to $2.3 million in the third quarter of 2002.

Amortization of intangibles was $0.2 million in the third quarters of both 2003 and 2002.

OTHER EXPENSES

Interest expense increased to $11.2 million in the third quarter of 2003 from $8.5 million in the third quarter of 2002. This was primarily due to the higher interest rate from the new senior second secured notes and higher borrowings.

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes in the third quarter of 2003 was $(10.3) million compared to income of $4.3 million in the third quarter of 2002, and was comprised of the following:

                                                                Three fiscal months ended
                                                        ------------------------------------------
                                                        September 26, 2003      September 27, 2002
                                                        ------------------      ------------------
                                                                     (In thousands)
          Construction Products Group............           $    3,674              $    9,485
          Symons.................................                3,528                   8,656
          Corporate..............................              (14,655)                (10,163)
          Intersegment eliminations..............               (2,801)                 (3,666)
                                                            ----------              ----------
          Income (loss) before income taxes......           $  (10,254)             $    4,312
                                                            ==========              ==========

Construction Products Group's income before income taxes of $3.7 million in the third quarter of 2003 decreased from $9.5 million in the third quarter of 2002. This was primarily due to the lower net sales volumes and higher operating expenses such as steel, insurance, and professional fees.

Symons' income before income taxes was $3.5 million in the third quarter of 2003, compared to $8.7 million in the third quarter of 2002. This was due primarily to the decrease in sales of used rental equipment, lower rental revenues, and higher depreciation expense.

Corporate expenses increased to $14.7 million in the third quarter of 2003 from $10.2 million in the third quarter of 2002. This increase was due primarily to higher interest expense as a result of the higher interest rate on the senior second secured notes, higher borrowings, and hiring and severance costs due to management changes.

Elimination of gross profit on intersegment sales was $2.8 million in the third quarter of 2003 and as compared to $3.7 million in the third quarter of 2002 due to lower intersegment sales.

NET INCOME (LOSS)

The effective income tax rate in the third quarter of 2003 was 37.7%. The net loss for the third quarter of 2003 was $(6.4) million, compared to income of $2.6 million in the third quarter of 2002, due to the factors described above.

COMPARISON OF NINE FISCAL MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002

NET SALES

Net sales decreased $27.0 million, or 8.8%, to $278.5 million in the first three quarters of 2003 from $305.5 million in the first three quarters of 2002. The following table summarizes our net sales by segment:

                                                                Nine fiscal months ended
                                                 ----------------------------------------------------------
                                                   September 26, 2003               September 27, 2002
                                                 ------------------------       ---------------------------
                                                                     (In Thousands)
                                                                              (as restated)
                                                 Net Sales           %          Net Sales              %        % Change
                                                 ---------        -------       ---------           -------     --------
Construction Products Group............          $202,805          72.8%        $224,931             73.6%        (9.8)%
Symons.................................            91,670          32.9           97,680             32.0         (6.2)
Intersegment eliminations..............           (15,979)         (5.7)         (17,099)            (5.6)        (6.6)
                                                 --------         -----         --------            -----
Net sales..............................          $278,496         100.0%        $305,512            100.0%        (8.8)%
                                                 ========         =====         ========            =====


Net sales for the Construction Products Group decreased $22.1 million, or 9.8%, to $202.8 million in the first nine months of 2003 from $224.9 million in the first nine months of 2002.

This is primarily due to the weaker markets in the first nine months of 2003, compared to the same period in 2002.

Net sales of Symons products decreased by 6.2% to $91.7 million, including $2.8 million from the acquisition of Safway, in the first nine months of 2003, compared to $97.7 million in the first nine months of 2002. This decrease was due to rental revenues, which declined by $7.9 million, and to lower sales of consumable products, which declined by $3.6 million, both due to the weaker markets in 2003. This was partially offset by sales of used rental fleet, which increased $5.5 million.

GROSS PROFIT

Gross profit for the first nine months of 2003 was $76.7 million, a decrease of $23.0 million from $99.7 million in the first nine months of 2002. This was primarily due to the decreased revenues discussed previously. Higher operating expenses, such as steel, insurance, and depreciation, were offset by the cost savings realized from the implementation of the facility closing and severance plans.

Gross profit was 27.6% of sales in the first nine months of 2003, decreasing from 32.6% in the first nine months of 2002. This was due primarily to the combination of lower mix of rental revenues and the impact of fixed costs on lower sales.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $4.7 million to $62.7 million in the first nine months of 2003 from $67.4 million in the first nine months of 2002, primarily due to the cost savings realized from the implementation of the facility closing and severance plans. These were partially offset by the acquisition of Safway and higher operating expenses such as professional fees related to a re-evaluation of our distribution model, and hiring and severance costs related to management changes.

Facility closing and severance expense during the first nine months of 2003 was $1.2 million, compared to $2.9 million in the first nine months of 2002.

Amortization of intangibles was $0.4 million in the first three quarters of 2003, compared to $0.3 million in the first three quarters of 2002.

OTHER EXPENSES

Interest expense increased $3.4 million to $28.3 million in the first nine months of 2003 from $24.9 million in the first nine months of 2002. This was primarily due to the higher interest rate on the new senior second secured notes and higher borrowings.

On June 9, 2003, we completed an offering of $165.0 million of senior second secured notes in a private placement. The proceeds of the offering of the senior second secured notes were used to repay our acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the revolving credit facility. As a result of these transactions, we incurred a loss on the early extinguishment of long-term debt of $2.5 million.

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income (loss) before income taxes and cumulative effect of change in accounting principle in the first nine months of 2003 was $(18.6) million, as compared to $4.1 million of income in the first nine months of 2002, and was comprised of the following:

                                                                       Nine fiscal months ended
                                                                --------------------------------------
                                                                September 26, 2003  September 27, 2002
                                                                ------------------  ------------------

Construction Products Group...............................           $   13,293        $   25,128
Symons....................................................               17,297            20,014
Corporate.................................................              (40,858)          (32,406)
Intersegment eliminations.................................               (8,282)           (8,624)
                                                                     ----------        ----------
Income (loss) before income taxes and cumulative effect of
change in accounting principle............................           $  (18,550)       $    4,112
                                                                     ==========        ==========



Construction Products Group's income before income taxes of $13.3 million in the first nine months of 2003 decreased from $25.1 million in the first nine months of 2002. This decrease was primarily due to the lower net sales volumes in 2003. Higher operating costs, such as steel, insurance, and professional services, were offset by the cost savings realized from the facility closing and severance plans implemented by management.

Symons' income before income taxes was $17.3 million in the first nine months of 2003, compared to $20.0 million in the first nine months of 2002. This decrease was due primarily to the decrease in net sales. Higher depreciation and operating costs were offset by the cost savings realized from the facility closing and severance plans implemented by management.

Corporate expenses increased to $40.9 million in the first nine months of 2003 from $32.4 million in the first nine months of 2002. This increase was due primarily to higher interest expense as a result of the higher interest rate on the new senior second secured notes, and the $2.5 million loss on early extinguishment of long-term debt discussed previously.

Elimination of gross profit on intersegment sales was $8.3 million in the first nine months of 2003, compared to $8.6 million in the first nine months of 2002.

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The effective income tax rate in the first three quarters of 2003 was 34.0%. The loss before cumulative effect of change in accounting principle for the first three quarters of 2003 was $(12.2) million, compared to $2.5 million in the first three quarters of 2002, due to the factors described above.

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

NET LOSS

The net loss for the first nine months of 2003 was $(12.2) million, compared to a loss of $(14.7) million in the first nine months of 2002, due to the factors described above.

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

Net cash used in operating activities in the first nine months of 2003 was $28.1 million, compared to $21.0 million in the first nine months of 2002. Net loss after non-cash adjustments was $8.1 million for the first nine months of 2003, compared to income of $5.2 million in the first nine months of 2002. Changes in assets and liabilities resulted in a $20 million use of cash in the first nine months of 2003, as compared to $26.2 million in the first nine months of 2002.

Net cash used in investing activities was $14.7 million in the first nine months of 2003, compared to net cash provided by investing activities of $5.8 million in the first nine months of 2002. Property, plant and equipment additions decreased to $5.9 million in the first nine months of 2003 from $8.4 million in the first three quarters of 2002, as management continues to closely monitor our spending in a weak market. Rental equipment sales, net of rental equipment additions, were $4.7 million in the first nine months of 2003, compared to $12.2 million in the first nine months of 2002. This is due to the implementation of our plan to continue to augment traditional forming rental fleet with European clamping systems. During the third quarter of 2003, the cash portion of the acquisition of Safway was $13.5 million, including $0.5 million of acquisition costs. Our majority shareholders contributed $13.0 million for this acquisition. The $13.0 million of cash was funded through the issuance by us of 541,667 common shares valued at $13.0 million in the aggregate to our majority shareholder. The $0.5 million of acquisition costs was funded through borrowings on the revolving credit facility.

As of September 26, 2003, our long-term debt consisted of the following:

                                                                                                    September 26,
                                                                                                        2003
                                                                                                    -------------
Revolving credit facility, weighted average interest rate of 4.8%...................                  $ 24,125
Senior Subordinated Notes, interest rate of 13.0%...................................                   154,729
Debt discount on Senior Subordinated Notes..........................................                    (8,717)
Senior Second Secured Notes, interest rate of 10.75%................................                   165,000
Debt discount on Senior Second Secured Notes........................................                    (7,799)
Senior Unsecured Note payable to seller of Safway, non-interest bearing, accreted at
     14.5%..........................................................................                     7,131
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due
     on demand......................................................................                     1,110
Capital lease obligations...........................................................                     4,666
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%............                        63
                                                                                                     ---------
Total long-term debt................................................................                   340,308
Less current maturities.............................................................                    (2,577)
                                                                                                     ---------
Long-term portion...................................................................                 $ 337,731
                                                                                                     =========


At September 26, 2003, of the $50.0 million revolving credit facility that was available to us, $24.1 million of borrowings were outstanding, increased from $10.1 million outstanding as of December 31, 2002, along with $5.5 million of letters of credit, with the remaining $20.4 million available for borrowing.

We have received a commitment for an $80 million senior secured revolving credit facility. This credit facility would be used to refinance the existing $50 million revolving credit facility and to provide financing for future acquisitions and ongoing working capital needs. Closing of this transaction is contingent upon normal due diligence.

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

At September 26, 2003, working capital was $89.0 million, compared to $65.8 million at December 31, 2002. The increase in working capital is attributable to normal seasonal working capital growth and the acquisition of Safway.

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

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets Safway Formwork Systems, L.L.C. for $20.0 million. The purchase price was comprised of $13.0 million in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The face amount of the note is $12.0 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 is due on December 31, 2003. Thereafter, annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, we have used an interest rate of 14.5%. The $13.0 million of cash was funded through the issuance by us of 541,667 common shares valued at $13.0 million in the aggregate to our majority shareholder.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and research and development will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated operating improvements, management believes that cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.

COMMITMENTS

There were no significant changes to future payments under non-cancelable operating leases from December 31, 2002. Scheduled repayments of long-term debt and minimum lease payments under capital leases as of September 26, 2003 were:

                                                LONG-TERM
                            YEAR                   DEBT        CAPITAL LEASES          TOTAL
                       ---------------         ----------      --------------       -----------
                       Balance of 2003         $   2,118           $    371         $   2,489
                            2004                   1,032              1,176             2,208
                            2005                   1,023              1,129             2,152
                            2006                  25,125                808            25,933
                            2007                   1,000                654             1,654
                         Thereafter              326,860                692           327,552
                                               ---------           --------         ---------
                                               $ 357,158           $  4,830         $ 361,988
                                               =========           ========         =========

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes, and future filings by us on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by us and our management may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks,"

"estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by our management and us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; and Dayton Superior's ability to successfully integrate acquisitions on a timely basis. This list is not intended to be exhaustive, and additional information can be found in our annual report on Form 10-K for the year ended December 31, 2002. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 26, 2003, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consisted of:

     o $154.7 million of senior subordinated notes; with a net book value of $146.0 million;

     o $165.0 million of senior second secured notes; with a net book value of $157.2 million;

     o $50.0 million revolving credit facility, $24.1 million of which was outstanding at September 26, 2003;

     o    $4.7 million in capital lease obligations; and

     o    $1.2 million in other fixed-rate, long-term debt.

The senior subordinated notes bear interest at 13.0% on the $154.7 million of principal and mature in 2009. The estimated fair value of the notes, based on a trading price of 89.0% of the principal amount at September 26, 2003, is $137.7 million.

The senior second secured notes bear interest at 10.75% on the $165.0 million of principal and mature in 2008. The estimated fair value of the notes, based on a trading price of 101.8% of the principal amount at September 26, 2003, is $168.0 million.
Our revolving credit facility has several interest rate options, which re-price on a short-term basis. Accordingly, the fair value of the credit facility approximates its $24.1 million face value. The weighted average interest rate at September 26, 2003 was 4.8%.

Other long-term debt consists of $1.1 million of debentures previously held by the Dayton Superior Capital Trust, with a fair value of $1.8 million and a $0.1 million, 7.0% loan due in installments of $32,000 per year with an estimated fair value of $34,000.

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

PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 29, 2003, the Company sold 541,667 Common Shares to Odyssey Investment Partners Fund, LP for an aggregate purchase price of $13 million ($24 per share) to fund the cash portion of the purchase price paid by the Company to purchase substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On September 4, 2003, the Company sold 1,042 Common shares to Edward J. Puisis for an aggregate purchase price of $25,008 ($24 per share) in conjunction with his employment with the Company. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On September 4, 2003, the Company sold 1,000 Common shares to Steven C. Huston for an aggregate purchase price of $24,000 ($24 per share) in conjunction with his employment with the Company. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 5.  OTHER INFORMATION

Subsequent to the issuance of the Company's financial statements for the quarter ended September 27, 2002, the Company's management determined that the Company did not fully adopt Emerging Issues Task Force (EITF) 00-10 "Accounting for Shipping and Handling Fees and Costs" in its financial statements. EITF 00-10 was required to be adopted in the year ended December 31, 2000. As a result, certain reclassifications were made to the condensed consolidated statements of operations for both the three and nine month periods ended September 27, 2002 to conform to this guidance.

In order to reflect the application of EITF 00-10 in all periods affected, reclassifications to the financial statements for the years ended December 31, 2002, 2001 and 2000 are expected to be made as soon as practicable. The Company is evaluating the impact of these reclassifications on sales and cost of sales for the years ended December 31, 2002, 2001 and 2000. These reclassifications will not have any effect on previously reported gross profit, income from operations, net income (loss), cash flows or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibits following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended September 26, 2003, we filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K dated July 1, 2003, reporting under item 5 the execution of an agreement to acquire substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C.

     Current Report on Form 8-K dated July 29, 2003, reporting under item 9 the completion of the Company's acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C.

     Current Report on Form 8-K dated August 5, 2003, reporting under item 12 summary financial results for the second quarter and first half of 2003.

     Current Report on Form 8-K dated August 5, 2003, reporting under item 5 the election of Edward J. Puisis as Vice President and Chief Financial Officer.

     Current Report on Form 8-K dated August 13, 2003, reporting under item 2 the completion of the Company's acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DAYTON SUPERIOR CORPORATION



  DATE:      November 10, 2003           BY:  /s/   Edward J. Puisis
      --------------------------      -----------------------------------

                                      Edward J. Puisis
                                      Vice President and Chief Financial Officer

         INDEX TO EXHIBITS
         -----------------

Exhibit No.       Description
----------        -----------
(10)              Material Contracts

                  10.1     Employment Agreement between Edward J. Puisis and Dayton
                           Superior Corporation.

                  10.2     Incentive stock option agreement between Edward J. Puisis and
                           Dayton Superior Corporation.

                  10.3     Letter Agreement between Raymond Bartholomae and Dayton
                           Superior Corporation.

                  10.4     Employment Agreement between Peter Astrauskas and Dayton
                           Superior Corporation.

                  10.5     Amendment to Employment Agreement between Peter
                           Astrauskas and Dayton Superior Corporation.

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
