Form 10-K/A
period 2002-12-31
DAYTON SUPERIOR CORP
filed 2003-12-10
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 1, 2003, there were 4,554,269 common shares outstanding, all of which were privately held and not traded on a public market. As of December 1, 2003, none of the outstanding shares were held by non-affiliates.

PART I.

                     SUMMARY OF ISSUE REQUIRING FORM 10-K/A

We are amending our Form 10-K for the year ended December 31, 2002 in order to properly reflect the adoption of EITF 00-10, "Accounting for Shipping and Handling Revenue and Costs," and to modify certain disclosures in our 10-K to reflect certain charges in the way we describe our business and certain subsequent events. EITF 00-10 was required to be adopted in the year ended December 31, 2000. As a result of adopting EITF 00-10, the Company's December 31, 2002, 2001 and 2000 net sales and cost of sales each increased by $20,453, $21,791, and $19,223, respectively, to reflect the inclusion of shipping revenues and costs, but there was no effect on previously reported gross profit, income from operations, net income (loss), cash flows or financial position. As a result of the restatement, the financial statements as of December 31, 2001 and for each of the two years ended December 31, 2001 were audited by Deloitte & Touche LLP.

                    December 31, 2002          December 31, 2001          December 31, 2000
               -------------------------   -------------------------   -------------------------
               As Reported   As Restated   As Reported   As Restated   As Reported   As Restated
               -----------   -----------   -----------   -----------   -----------   -----------
Net Sales       $378,284      $398,737      $393,700      $415,491      $367,845      $387,068
Cost of Sales    249,408       269,861       254,430       276,221       229,523       248,746
                --------      --------      --------      --------      --------      --------
Gross Profit    $128,876      $128,876      $139,270      $139,270      $138,322      $138,322
                ========      ========      ========      ========      ========      ========

In this Annual Report on Form 10-K/A, unless otherwise noted, the terms "Dayton Superior," "we," "us" and "our" refer to Dayton Superior Corporation and its subsidiaries.

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

                                     GENERAL

         We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. In many of our product lines, we believe we are the market leader in terms of revenues and lowest cost manufacturer competing primarily in two segments of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices, hotels and manufacturing facilities. For the year ended December 31, 2002 our net sales were $398.7 million and our net losses were $20.3 million. Our net sales were $278.5 million in the nine month period ended September 26, 2003 and our net losses were $12.2 million in the nine month period ended September 26, 2003.

         We derive our revenue from a mix of sales of consumable products (accessories, chemicals, etc.) and the sale and rental of engineered concrete forming equipment. Through our network of 48 service/ distribution centers, we serve over 7,000 customers, comprised of independent distributors and a broad array of pre-cast concrete manufacturers, general contractors, subcontractors and metal fabricators. We sell most of our 20,000 products under well established, industry recognized brand names and manufacture the vast majority of these products "in-house." We believe that the breadth of our product offerings and national distribution network allow us to service the largest customer base in the industry by providing a "one-stop" alternative to our customers. We believe that none of our competitors can match our combination of product breadth and national reach. In addition, our nationwide customer base enables us to efficiently cross-sell our products and provides us with a platform from which we can broadly distribute newly developed and acquired product lines. Finally, our national customer base provides us with geographically dispersed sales, which can mitigate the effects of regional economic downturns.

         In an effort to reduce costs and enhance customer responsiveness, effective January 1, 2003 we reorganized our company from six autonomous manufacturing and sales divisions into two sales units ("CPG" and Symons) and a new product fulfillment unit (Supply Chain). CPG and Symons are primarily responsible for sales, customer service and new product development. As part of this effort, we reorganized most of our manufacturing and distribution operations into our Supply Chain unit, which manufactures and distributes our products in support of CPG and Symons.

CONSTRUCTION PRODUCTS GROUP

In terms of revenues, we believe that CPG is the leading North American supplier of:

- CONCRETE ACCESSORIES, which are used for connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars; and

- WELDED DOWEL ASSEMBLIES, which are paving products used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement.

In addition, CPG supplies:

- MASONRY PRODUCTS, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls; and

- CHEMICALS, which can be used in conjunction with our construction products for various purposes including form release, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and other uses related to the pouring and placement of concrete.

For the year ended December 31, 2002 CPG had sales of $274.1 million (net of intercompany sales), or 68.7% of our total consolidated net sales. For the nine month period ended September 26, 2003, CPG had $193.7 million (net of intercompany sales), or 70% of our total consolidated net sales.

SYMONS

         We believe we are the leading North American manufacturer of concrete forming systems in terms of revenues, which are reusable, engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens. Symons both rents and sells its forms through a network of 17 company-operated distribution centers and through numerous third party distributors, some of whom also purchase accessories and chemicals from CPG. Sales of concrete forming systems and related accessories represented approximately 68% and rental revenue represented approximately 32% of Symons' total net sales in 2002. Symons had sales of $124.6 million (net of intercompany sales), or 31.3% of our total consolidated net sales in 2002. Symons had $84.8 million (net of intercompany sales), or 30% of our total consolidated net sales, in the nine moth period ended September 26, 2003.

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

         CPG. CPG manufactures and sells concrete accessories primarily under the Dayton/Richmond(R), Aztec(R) and BarLock(R) brand names, masonry products primarily under the Dur-O-Wal(R) brand name and paving products primarily under the American Highway Technology(R) name, but we also offer some paving products under the Dayton/Richmond(R) name.

CPG PRODUCTS INCLUDE:

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

- BAR SUPPORTS. Bar supports are non-structural steel, plastic, or cementitious supports used to position rebar within a horizontal slab or form to be filled with concrete. Metal bar supports are often plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar.

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

- CHEMICAL PRODUCTS. Chemical products sold by CPG include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring and placement of concrete and curing compounds used in concrete road construction.

- MASONRY PRODUCTS. Masonry products are wire products sold under the Dur-O-Wal_ name that improve the performance and longevity of masonry walls by providing crack control, greater elasticity and higher strength to withstand seismic shocks and better resistance to rain penetration.

- WELDED DOWEL ASSEMBLIES. Welded dowel assemblies are used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

- CORROSIVE-PREVENTING EPOXY COATINGS. Corrosive-preventing epoxy coatings are used for infrastructure construction products and a wide range of industrial and construction uses.

SYMONS. Symons manufactures, sells and rents reusable modular concrete forming systems primarily under the Symons(R) name.

SYMONS PRODUCTS INCLUDE:

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

- CONSTRUCTION CHEMICALS. Construction chemicals sold by the Symons business unit include form release agents, sealers, water repellents, grouts and epoxies and other chemicals used in the pouring, stamping and placement of concrete.

                                  MANUFACTURING

         We manufacture the substantial majority of the products we sell. As part of our reorganization effective January 1, 2003, we reorganized most of our manufacturing and distribution operations into Supply Chain, our new product fulfillment unit, which manufactures and distributes our products in support of CPG and Symons. CPG obtains the majority of the products it sells from the Supply Chain group and manufactures its chemicals product line. Symons obtains Steel-Ply(R) forms from the Supply Chain unit and manufactures and assembles or outsources some of the manufacturing involved in some of the other all-steel forms.

         Most of our CPG products are manufactured in 18 facilities throughout the United States. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.

         By developing our own automatic high-speed manufacturing equipment, we believe we generally have achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times, and lower inventory levels than most of our competitors. In addition, our ability to "hot-dip" galvanize masonry products provides us with an advantage over many competitors' manufacturing masonry wall reinforcement products, which lack this internal capability. We also have a flexible manufacturing setup and can make the same products at several locations using short and discrete manufacturing lines.

         We manufacture our Symons concrete forming systems at two facilities in the United States. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches, and other heavy machinery typical for this type of manufacturing operation. We currently have plans in place to move a significant percentage of our annual production requirements to Reynosa, Mexico. We believe that by relocating a portion of our manufacturing to Mexico, we will realize approximately $5 million in savings annually. We also intend to outsource some of our production requirements to lower cost foreign producers, which we believe will generate significant additional savings.

                                  DISTRIBUTION

         We distribute our products through over 3,500 independent distributors, and our own network of 48 service/distribution centers located in the United States and Canada. We have 26 distribution centers dedicated to our Construction Products Group business unit and 22 distribution centers dedicated to our Symons business unit.

        Some locations carry more than one of our product lines. We ship most of our products to our service/distribution centers from our manufacturing plants; however, a majority of our centers also are able to produce smaller batches of some products on an as-needed basis to fill rush orders. We have an on-line inventory tracking system for our Construction Products Group, which enables our customer service representatives to identify, reserve and ship inventory quickly from any of our locations in response to telephone orders.

                               SALES AND MARKETING

         We employed approximately 300 sales and marketing personnel at December 31, 2002 and 265 sales and marketing personnel at September 26, 2003, of whom approximately two thirds were field sales people and one third were customer service representatives. Sales and marketing personnel are located in all of our service/distribution centers. We produce product catalogs and promotional materials that illustrate certain construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects and engineers to secure the use of our products whenever possible.

         We consider our engineers to be an integral part of the sales and marketing effort. Our engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects.

                                    CUSTOMERS

         We have over 7,000 customers, of which approximately 50% purchase our products for resale. Our customer base is geographically diverse, with no customer accounting for more than 10% of net sales in 2002 or the first nine months of 2003.

         CPG. CPG has approximately 4,000 customers, consisting of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors. We estimate that approximately 85% of the customers of this business unit purchase our products for resale. The largest customer of the business unit accounted for approximately 4% of the business unit's 2002 net sales.

         CPG has instituted a certified dealer program for those dealers who handle our tilt-up construction products. This program was established to educate dealers in the proper use of our tilt-up products and to assist them in providing engineering assistance to their customers. Certified dealers are not permitted to carry other manufacturers' tilt-up products, which we believe are incompatible with ours and, for that reason, could be unsafe if used with our products. The business unit currently has 98 certified tilt-up construction product dealers.

         SYMONS. Symons has approximately 3,000 customers, consisting of distributors, precast and prestressed concrete manufacturers, general contractors and subcontractors. We estimate that approximately 90% of the customers of this business unit are the end-users of its products, while approximately 10% of those customers purchase its products for resale or re-rent. This business unit's largest customer accounted for 9% of the business unit's 2002 net sales.

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

                             TRADEMARKS AND PATENTS

         We sell most products under the registered trade names Dayton Superior(R), Dayton/Richmond(R), Symons(R), Aztec(R), BarLock(R), Conspec(R), Edoco(R), Dur-O-Wal(R) and American Highway Technology(R), which we believe are widely recognized in the construction industry and, therefore, are important to our business. Although some of our products (and components of some products) are protected by patents, we do not believe these patents are material to our business. We have 205 trademarks and 140 patents.

                                    EMPLOYEES

         As of December 31, 2002, we employed approximately 700 salaried and 1,200 hourly personnel, of whom approximately 600 of the hourly personnel and four of the salaried personnel are represented by labor unions. As of September 26, 2003, we employed approximately 675 salaried and 1,250 hourly personnel, of whom approximately 825 of the hourly personnel and six of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Long Beach, California; and Aurora, Illinois manufacturing/ distribution plants and our service/distribution center in Atlanta, Georgia are covered by collective bargaining agreements. We believe we have good employee and labor relations.

                                   SEASONALITY

         Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with sales volume.

                                     BACKLOG

         We typically ship most of our products, other than paving products and most specialty forming systems, within one week and often within 24 hours after we receive the order. Other product lines, including paving products and specialty forming systems, may be shipped up to six months after we receive the order, depending on our customer's needs. Accordingly, we do not maintain significant backlog, and backlog as of any particular date has not been representative of our actual sales for any succeeding period.

Item 2.  Properties.

         Our corporate headquarters are located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities are located throughout North America, as follows:

                                                                                                                    Lease
                                                                                       Leased/         Size      Expiration
      Location                        Use                   Principal Business Unit     Owned        (Sq. Ft.)       Date
---------------------     --------------------------      ---------------------------  -------        -------     -----------
Birmingham, Alabama       Manufacturing/Distribution      Construction Products Group   Leased        285,000     12/12/ 2021
Des Plaines, Illinois     Manufacturing/Distribution      Symons                        Owned         171,650
Miamisburg, Ohio          Manufacturing/Distribution      Construction Products Group   Owned         126,000
Parsons, Kansas           Manufacturing/Distribution      Construction Products Group   Owned          98,250
Aurora, Illinois          Manufacturing/Distribution      Construction Products Group   Owned         109,000
Kankakee, Illinois        Manufacturing/Distribution      Construction Products Group   Leased        107,900     12/31/2007
Tremont, Pennsylvania     Manufacturing/Distribution      Construction Products Group   Owned          86,000
New Braunfels, Texas      Manufacturing/Distribution      Symons                        Owned          89,600
Fontana, California       Manufacturing/Distribution      Construction Products Group   Leased        114,275     12/31/2007
Parker, Arizona           Manufacturing/Distribution      Construction Products Group   Leased         60,000     12/31/2003
Modesto, California       Manufacturing/Distribution      Construction Products Group   Leased         55,000     12/31/2007
Reynoso, Mexico           Manufacturing/Distribution      Construction Products Group   Owned         110,500     07/16/2006
Atlanta, Georgia          Service/Distribution            Construction Products Group   Leased         49,392     08/31/2006
Grand Prairie, Texas      Service/Distribution            Construction Products Group   Leased         45,000     12/31/2004
Seattle, Washington       Service/Distribution            Construction Products Group   Leased         40,640     06/30/2006
Toronto, Ontario          Manufacturing/Distribution      Construction Products Group   Leased         45,661     01/31/2005
Oregon, Illinois          Service/Distribution            Construction Products Group   Owned          39,000
Kansas City, Kansas       Manufacturing/Distribution      Construction Products Group   Owned          33,000
Folcroft, Pennsylvania    Service/Distribution            Construction Products Group   Owned          32,000

ITEM 3. LEGAL PROCEEDINGS.

         During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in various legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition or results of operations. We believe that our potential exposure to these legal actions is adequately covered by product and general liability insurance, and, in some instances, by indemnification arrangements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for our common shares. As of December 31, 2002, there were 29 holders of our common shares.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2002. The selected historical financial information as of December 31, 1998, 1999, and 2000, and for the each of the two years ended December 31, 1999 has been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP, our former independent public accountants. The selected historical financial information as of December 31, 2001 and 2002, and for each of the three years ended December 31, 2002 have been derived from our restated consolidated financial statements, which have been audited by Deloitte & Touche LLP. Our audited consolidated financial statements for the three years ended December 31, 2002 are included elsewhere herein. You should read the following table together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section below and our restated consolidated financial statements and their related notes included elsewhere herein.

                                                         Year Ended December 31,
                                       ---------------------------------------------------------------
                                         2002           2001        2000          1999         1998
                                       ---------     ---------    ---------    ---------    ----------
                                                               (dollars in thousands)
Other Financial Data:
Depreciation and
  amortization                         $  21,453     $  22,202    $  15,121    $  14,086    $  12,289
Property, plant
  and equipment
  additions, net                           9,267         9,755       11,483        7,469        6,118
Rental equipment
  additions, net                         (17,230)        3,191          801        4,052        6,783
Balance Sheet Data (at period end):
Working Capital                        $  65,751     $  56,943    $  60,868    $  50,469    $  39,727
Goodwill and Intangibles                 115,733       136,626       97,044       75,522       70,130
Total Assets                             373,971       396,843      335,418      278,679      253,620
Long-term debt (including
  current portion)                       299,536       291,946      245,925      105,173      118,205
Convertible trust
  preferred securities                         -             -            -       19,556            -
Shareholders' equity
  (deficit)                               (4,241)       16,721       13,196       88,772       74,588

(1) Our financial statements for the years ended December 31, 2000, 2001 and 2002, have been restated to reflect the application of Emerging Issues Task Force (EITF) 00-10 "Accounting for Shipping and Handling Fees and Costs" for those periods. Our financial statements for the years ended December 31, 1998 and 1999 have not been restated as it is impracticable for us to obtain the data.

(2) From 2000 through 2002, we approved and implemented several plans to exit additional manufacturing and distribution facilities and reduce overall headcount to keep our cost structure aligned with our net sales. We describe the facility closing and severance expenses relating to these consolidation efforts in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Facility Closing and Severance Expenses."

(3) Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. In October 2000, Symons satisfied a judgment of $14.1 million, post-judgment interest of $1.1 million, and defense costs of $0.1 million, by payment to EFCO from our cash on hand and from our revolving credit facility.

(4) During June 2000, in connection with the recapitalization, we refinanced our then-existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security. As a result we recorded a loss in 2000 of $7.8 million, comprised of the following:

Expense deferred financing costs on previous long-term debt                       $  2.7
Prepayment premium on extinguishments of long-term debt and interest rate swap
agreements                                                                           0.5
Expense issuance costs on company-obligated mandatorily redeemable convertible
trust Preferred securities                                                           1.7
Prepayment premium on conversion of company-obligated mandatorily redeemable
convertible trust preferred securities into debentures                               2.1
Financing cost for unused long-term debt commitment                                  0.8
                                                                                  ------
                                                                                  $  7.8
                                                                                  ======

     This loss was recorded as an extraordinary loss in 2000 and subsequently was reclassified as an ordinary loss as a result of our adoption in 2003 of SFAS No. 145, "Rescission of FASB Statement Nos. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

(5) We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Founded in 1924, we believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. In 2000, we added to our construction chemicals product line with the acquisition of Conspec, which manufactures and sells chemicals under the names Conspec and Edoco. In 2001, we acquired Aztec Concrete Accessories, Inc., a manufacturer of plastic products for the construction industry, primarily in the Western United States. We also have expanded our business units through additional smaller acquisitions.

         In an effort to reduce costs and enhance customer responsiveness, effective January 1, 2003 we reorganized our company from six autonomous manufacturing and sales divisions into two sales units (CPG and Symons) and a new product fulfillment unit (Supply Chain). CPG and Symons are primarily responsible for sales, customer service and new product development. As part of this effort, we reorganized most of our manufacturing and distribution operations into our Supply Chain unit, which manufactures and distributes our products in support of CPG and Symons.

         CPG. CPG derives its revenues from the sale of products primarily to independent distributors and contractors. We also provide some equipment on a rental basis. CPG obtains the majority of the products it sells from the Supply Chain product fulfillment group and manufactures its chemicals product line. Cost of sales for CPG consists primarily of purchased steel and other raw materials, as well as the costs associated with manufacturing, assembly, testing, and associated overhead. Orders from customers for our paving products are affected by state and local governmental infrastructure expenditures and their related bid processes. Due to the project-oriented nature of paving jobs, these products generally are made to order. As a result of all of the foregoing, product inventories are maintained at relatively low levels.

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

         SUPPLY CHAIN. As part of our reorganization, effective January 1, 2003, we reorganized most of our manufacturing and distribution operations into Supply Chain, our new product fulfillment unit, which manufactures and distributes our products in support of CPG and Symons. In addition to manufacturing Steel-Ply(R) forms for Symons, we design and manufacture or customize most of the machines we use to produce concrete accessories, and these proprietary designs allow for quick changeover of machine set-ups. This flexibility, together with our extensive distribution system, enables CPG to deliver many of its concrete accessories within 24 hours of a customer order.

For segment reporting purposes, we include Supply Chain within CPG.

RESTATEMENT

         As previously disclosed in our quarterly report on Form 10-Q for the three months ended June 27, 2003, filed on August 13, 2003, we have recently completed a restatement of certain of our financial statements for fiscal years 2000 through the fiscal quarter ended March 28, 2003, in order to reflect the application of Emerging Issues Task Force (EITF) 00-10 "Accounting for Shipping and Handling Fees and Costs" in our financial statements for those periods. The following discussion and analysis gives effect to the restatement.

SAFWAY FORMWORK ACQUISITION

         On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. ("Safway Formwork") for $20.0 million. Safway Formwork is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $7.0 million payable to the seller. The note was issued at a discount, which will be accreted to the face value using the effective interest method and will be reflected as interest expense. The face value of the note is $12.0 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment is due on December 31, 2003. Thereafter, annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, we have assumed an interest rate of 14.5%. The $13.0 million of cash was funded through our sale of 541,667 of our common shares valued at $13.0 million to our majority shareholder. The common shares were valued at $24.00 per share based on an independent third party appraisal as of December 31, 2002.

         Headquartered near Milwaukee, Wisconsin, Safway Formwork sells and rents concrete forming and shoring systems, principally European style products designed and manufactured by TK's affiliated European concrete forming and shoring business, to a national customer base. For the period from October 1, 2002 through July 25, 2003, Safway Formwork had revenues of $17.0 million. By acquiring the Safway Formwork rental fleet assets, which had a gross book value at July 25, 2003 of approximately $41.8 million, we expect to increase our presence in the concrete forming and shoring systems business and expand our product offerings by advancing our plan to continue augmenting Symons' existing rental fleet with European clamping systems. As part of the asset acquisition we entered into an exclusive manufacturing and distribution agreement with certain of TK's affiliates under which we will be granted the exclusive right to manufacture, design, market, offer, sell and distribute certain European formwork products within the United States, Mexico and Canada. Safway Formwork has seven branch locations, six of which are in identical markets as Symons' branches. As a result, we believe there are significant potential cost savings from eliminating redundant branch costs. We only assumed certain of the branch leases as part of the transactions contemplated by the acquisition. We believe there is little customer overlap between Safway Formwork and our company given their primary focus on selling and renting European style forming and shoring fleet, which should provide us with significant opportunities to cross-sell and rent our respective equipment fleets. The acquisition has been accounted for as a purchase, and the results of Safway Formwork have been included in our consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed.

FACILITY CLOSING AND SEVERANCE EXPENSES

        During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the years ended December 31, 2000, 2001 and 2002 was as follows:

                                                                                        OTHER
                                             INVOLUNTARY      LEASE       RELOCATION    POST-
                                             TERMINATION  TERMINATION         OF       CLOSING
                                              BENEFITS       COSTS        OPERATIONS    COSTS         TOTAL
                                             -----------  -----------     ----------   -------       -------
                                                            (Amounts in thousands)
Facility closing and severance
expenses ...............................      $   834       $   553           $ -      $   697       $ 2,084
Items charged against reserve ..........          (96)          (13)            -         (122)         (231)
                                              -------       -------           ---      -------       -------
Balance, December 31, 2000 .............          738           540             -          575         1,853
Facility closing and severance
expenses ...............................            -             -             -            -             -
Items charged against reserve ..........         (738)          (50)            -         (398)       (1,186)
                                              -------       -------           ---      -------       -------
Balance, December 31, 2001 .............            -           490             -          177           667
Facility closing and severance
expenses ...............................            -             -             -            -             -
Items charged against reserve ..........            -          (221)            -          (84)         (305)
                                              -------       -------           ---      -------       -------
Balance, December 31, 2002 .............          $ -       $   269           $ -      $    93       $   362
                                              =======       =======           ===      =======       =======

         The remaining lease termination costs are expected to be paid through 2007, and the remaining other post-closing costs are expected to be paid in 2003.

         During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2001 and 2002 was as follows:


                                                                                         OTHER
                                            INVOLUNTARY       LEASE      RELOCATION      POST-
                                            TERMINATION   TERMINATION        OF         CLOSING
                                              BENEFITS       COSTS       OPERATIONS      COSTS         TOTAL
                                            -----------   -----------    ----------     -------       -------
                                                                (AMOUNTS IN THOUSANDS)
Facility closing and severance
expenses .........................           $ 3,287        $   685         $   -       $   786       $ 4,758
Items charged against reserve.....            (2,356)          (161)            -             -        (2,517)
                                             -------        -------         -----       -------       -------
Balance, December 31, 2001 .......               931            524             -           786         2,241
Facility closing and severance
expenses .........................                 -              -           108             -           108
Items charged against reserve.....              (931)          (314)         (108)         (475)       (1,828)
                                             -------        -------         -----       -------       -------
Balance, December 31, 2002 .......           $     -        $   210         $   -       $   311       $   521
                                             =======        =======         =====       =======       =======

         The remaining lease termination costs are expected to be paid through 2004, and the other post-closing costs are expected to be paid through 2004.

         During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2002 was as follows:

                                          INVOLUNTARY      LEASE     RELOCATION  OTHER POST-
                                         TERMINATION    TERMINATION      OF        CLOSING
                                           BENEFITS        COSTS     OPERATIONS     COSTS           TOTAL
                                         -----------    -----------  ----------  ----------        -------
                                                             (AMOUNTS IN THOUSANDS)
Facility closing and severance
expenses ............................      $ 4,441       $   650       $     -     $   200         $ 5,291
Items charged against reserve .......       (2,029)         (566)            -        (200)         (2,795)
                                           -------       -------       -------     -------         -------
Balance, December 31, 2002 ..........      $ 2,412       $    84       $     -     $     -         $ 2,496
                                           =======       =======       =======     =======         =======

         The remaining involuntary termination benefits are expected to be paid through 2004,and the lease termination costs are expected to be paid in 2003.

RESULTS OF OPERATIONS

         The following table summarizes our results of operations as a percentage of net sales for the periods indicated:

                                                                   AS RESTATED
                                                           2002        2001        2000
                                                           ----        ----        ----
Net sales                                                  100.0%      100.0%      100.0%
Cost of sales                                               67.7        66.5        64.3
                                                           -----       -----       -----
Gross profit                                                32.3        33.5        35.7
Selling, general and administrative expenses                22.9        23.5        24.0
Facility closing and severance expenses                      1.4         1.8         0.7
Amortization of goodwill and intangibles                     0.1         0.9         0.6
                                                           -----       -----       -----
Income from operations                                       7.9         7.3        10.4
Interest expense                                             8.5         8.4         5.8
Loss on early extinguishment of long-term debt                 -           -         2.0
Other expense                                                  -           -         0.1
                                                           -----       -----       -----
Income (loss) before provision (benefit) for income
    taxes                                                   (0.9)       (1.1)       (1.5)
Provision (benefit) for income taxes                        (0.1)       (0.3)       (0.4)
                                                           -----       -----       -----
Income (loss) before cumulative effect of change in
    accounting principle                                    (0.8)       (0.8)       (1.1)
Cumulative effect of change in accounting principle,
    net of income tax benefit                               (4.3)          -           -
                                                           -----       -----       -----
Net income (loss)                                           (5.1)%      (0.8)%      (1.1)%
                                                           =====       =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2002

NET SALES. Our 2002 net sales were $398.7 million, a 4.0% decrease from $415.5 million in 2001. The following table summarizes our net sales by segment for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------
                                         2002                        2001
                                ----------------------      ---------------------
                                                       (AS RESTATED)
                                                      (IN THOUSANDS)
                                   NET                                                    %
                                  SALES            %       NET SALES          %        CHANGE
                                ---------        -----     ---------        -----      ------
Construction Products Group     $ 287,252         72.0%    $ 296,365         71.3%     (3.1)%
Symons......................      132,715         33.3       140,168         33.7      (5.3)
Intersegment eliminations...      (21,230)        (5.3)      (21,042)        (5.0)      0.9
                                ---------        -----     ---------        -----
        Net sales               $ 398,737        100.0%    $ 415,491        100.0%     (4.0)%
                                =========        =====     =========        =====

CPG's sales decreased by 3.1% to $287.3 million in 2002 from $296.4 million in 2001. This decrease was primarily due to unfavorable volume and pricing, as the construction products markets were weaker in 2002 compared to 2001. Symons' sales decreased by 5.3% to $132.7 million in 2002 from $140.2 million in 2001 due to unfavorable rental revenues and pricing, as the concrete forming systems markets were weaker in 2002 compared to 2001.

GROSS PROFIT. Gross profit for 2002 was $128.9 million, a $10.4 million decrease from the $139.3 million reported for 2001. This was primarily due to the unfavorable volume and pricing discussed previously. In addition, a change in accounting estimate relating to the depreciable lives of a portion of the rental fleet reduced 2002 gross profit by $2.0 million. These were partially offset by the cost savings realized from the implementation of the 2001 and 2002 facility closing and headcount reduction plans. Gross profit was 32.3% of sales in 2002, decreasing from 33.5% in 2001. The decrease from 2001 was due to the unfavorable sales volume and pricing, a higher mix of lower gross profit paving products, a lower mix of higher gross profit Symons and concrete accessories products, a lower mix of higher gross profit rental revenues and higher medical and insurance costs. These were partially offset by a higher mix of sales of higher gross profit used rental fleet in the Symons segment, and the cost savings realized from the implementation of the 2001 and 2002 facility closing and headcount reduction plans.

OPERATING EXPENSES. Our selling, general, and administrative expenses decreased $6.3 million to $91.2 million in 2002 from $97.5 million in 2001, as a result of the cost reduction initiatives we implemented in 2001 and 2002.

Facility closing and severance expenses in 2002 were approximately $5.4 million and approximately $7.4 million in 2001.

Amortization of goodwill and intangibles decreased $3.3 million to $0.6 million in 2002 from $3.9 million in 2001, due to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets." This statement precludes amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

OTHER EXPENSES. Interest expense decreased to $34.0 million in 2002 from $35.0 million in 2001 primarily due to lower interest rates in 2002. The loss on disposals of property, plant and equipment was $1.1 million in 2002, which related to the write-off of certain assets that were disposed of in conjunction with our facility closing plans.

LOSS BEFORE BENEFIT FOR INCOME TAXES, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The loss before income taxes and cumulative effect of change in accounting principle in 2002 was $3.5 million, as compared to $4.7 million in 2001, and was comprised of the following:

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                                  ----------------------
                                                    2002          2001
                                                  --------      --------
                                                       (In thousands)
Construction Products Group .................     $ 28,265      $ 29,315
Symons ......................................       27,076        31,324
Intersegment eliminations ...................      (11,032)      (11,187)
Corporate, including interest expense .......      (47,818)      (54,105)
                                                  --------      --------
    Loss before benefit for income taxes, and
    cumulative effect of change in accounting
    principle                                     $ (3,509)     $ (4,653)
                                                  ========      ========

CPG's income before provision for income taxes of $28.3 million in 2002 decreased from $29.3 million in 2001, due to the unfavorable sales volume and pricing. These were partially offset by the benefit of the cost reductions we implemented, lower amortization expense with the adoption of SFAS No. 142, and lower facility closing and severance expenses in 2002 compared to 2001.

Symons' income before income taxes was $27.1 million in 2002, compared to $31.3 million in 2001. This was due to the decreased sales volume, unfavorable pricing and unfavorable mix of lower rental revenues due to weaker markets in 2002 compared to 2001. These were partially offset by the benefit of the cost reduction initiatives we implemented, and the increased sales of higher gross profit used rental fleet.

Corporate expenses decreased to $47.8 million, including interest expense of $34.0 million, in 2002 from $54.1 million, including interest expense of $35.0 million, in 2001 due to lower facility closing and severance expenses, lower interest expense as a result of lower interest rates, and the benefit of the cost reduction initiatives we implemented.

Elimination of gross profit on intersegment sales decreased to $11.0 million in 2002 from $11.1 million in 2001 due to the mix of intersegment sales.

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The effective tax rate in 2002 was 11.0%, which is different from the statutory rate, primarily due to the unfavorable impact of permanent book/tax differences. The net loss before cumulative effect of change in accounting principle for 2002 was $3.1 million, compared to a loss of $3.5 million in 2001 due to the factors described above.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations or our cash flow. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line's earnings and fair value.

The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                         Year Ended
                                                 December 31,  December 31,
                                                    2002          2001
                                                 -----------   -----------
                                                       (In thousands)
Net loss before cumulative effect of change in
    accounting principle, as reported              $(3,123)     $(3,474)
Amortization of goodwill, net of tax benefit             -        3,375
                                                   -------      -------
Net loss before cumulative effect of change in
    accounting principle, as adjusted              $(3,123)     $   (99)
                                                   =======      =======

NET LOSS. The net loss for 2002 was $20.3 million, compared to a loss of $3.5 million in 2001 due to the factors described above.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 2001

NET SALES. Our 2001 net sales reached a record $415.5 million, a 7.3% increase from $387.1 million in 2000.

The following table summarizes our net sales by segment for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                              2001                   2000
                                       ------------------      -----------------
                                                      (AS RESTATED)
                                                      (IN THOUSANDS)
                                          NET
                                         SALES        %        NET SALES     %        % CHANGE
                                       ---------     ----      ---------    ----      --------
Construction Products Group....        $ 296,365     71.3%     $ 264,016    68.2%       12.3%
Symons ........................          140,168     33.7        142,873    36.9        (1.9)
Intersegment eliminations .....          (21,042)    (5.0)       (19,821)   (5.1)        6.2
                                       ---------    -----      ---------   -----
        Net sales .............        $ 415,491    100.0%     $ 387,068   100.0%        7.3%
                                       =========    =====      =========   =====

CPG's sales increased by 12.3% to $296.4 million in 2001 from $264.0 million in 2000. This increase was primarily due to the acquisitions of Aztec, which contributed $19.7 million, and BarLock, which contributed $4.7 million as well as an increase in sales of paving products as a result of TEA-21, and the increased presence in California following the opening in late 2000 of a new manufacturing facility in Modesto, California. This was partially offset by decreases in the other product lines due to our weaker markets in 2001 compared to 2000.

Symons' sales decreased by 1.9% to $140.2 million in 2001 from $142.9 million in 2000 due primarily to weaker markets in 2001 compared to 2000.

GROSS PROFIT. Gross profit for 2001 was $139.3 million, a $1.0 million increase over the $138.3 million reported for 2000. Gross profit increased $3.0 million due to the cost reduction initiatives we implemented. A change in accounting estimate relating to the depreciable lives of a portion of the rental fleet reduced 2001 gross profit by $2.3 million. Gross margin was 33.5% in 2001, decreasing from 35.7% in 2000. The decrease from 2000 was due to a higher mix of lower gross margin paving products, a lower mix of higher gross margin Symons products, lower margins achieved on masonry products due to price competition, higher freight and energy costs, and lower absorption of fixed costs.

OPERATING EXPENSES. Our selling, general, and administrative expenses increased $4.6 million to $97.5 million in 2001 from $92.9 million in 2000, as a result of recent acquisitions, which totaled approximately

$6.3 million, offset partially by the cost reduction initiatives we implemented and the receipt of approximately $1.1 million, net of recovery expenses, from Royal Surplus Lines Insurance Co. of certain defense costs related to the EFCO litigation.

Facility closing and severance expenses were approximately $7.4 million in 2001 and $2.5 million in 2000.

Amortization of goodwill and intangibles increased to $3.9 million in 2001 from $2.5 million in 2000, due to the acquisitions of Aztec and BarLock in 2001, as well as the full year impact of goodwill amortization relating to the July 2000 Conspec acquisition.

OTHER EXPENSES. Interest expense increased to $35.0 million in 2001 from $22.6 million in 2000 primarily due to increased long-term debt resulting from the full year impact of the June 2000 recapitalization and the acquisitions of Aztec and BarLock.

Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. EFCO Corp. alleged that Symons engaged in false advertising, misappropriation of trade secrets, intentional interference with contractual relations, and certain other activities. After a jury trial, preliminary damages of approximately $14.1 million were awarded against Symons in 1999, and both parties were enjoined from engaging in certain conduct. We recorded a $15.3 million charge in 2000 after its unsuccessful appeal. In October 2000, Symons satisfied the judgment of $14.1 million, post-judgment interest of $1.1 million, and reimbursement of EFCO's defense costs of $0.1 million, by payment to EFCO from our cash on hand and from our revolving credit facility. Symons has made a claim to its primary and excess insurance carriers for "advertising injury" and other claims under its insurance policies to recover its defense costs and for indemnification of the false advertising and the misappropriation of trade secrets portions of the EFCO judgment.

As described in footnote 1 to our consolidated financial statements included elsewhere herein, our recapitalization resulted in a loss on early extinguishment of long-term debt of $7.8 million in 2000.

LOSS BEFORE BENEFIT FOR INCOME TAXES. The loss before income taxes in 2001 was $4.7 million, as compared to $5.6 million in 2000, and was comprised of the following:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                            ---------------------
                                                              2001        2000
                                                            --------     --------
                                                               (IN THOUSANDS)
Construction Products Group ............................    $ 29,315     $ 30,157
Symons .................................................      31,324       16,709
Intersegment eliminations ..............................     (11,187)      (9,949)
Corporate, including interest expense ..................     (54,105)     (42,530)
                                                            --------     --------
    Loss before benefit for income taxes, and cumulative
    effect of change in accounting principle                $ (4,653)    $ (5,613)
                                                            ========     ========

CPG's income before provision for income taxes of $29.3 million in 2001 decreased from $30.2 million in 2000, despite the sales increase, due to higher mix of lower gross profit paving products, a lower mix of higher gross profit concrete accessories products and higher facility closing and severance expenses recorded in 2001. These were partially offset by the contributions from higher net sales and the cost reduction initiatives we implemented.

Symons' income before income taxes was $31.3 million in 2001, compared to $16.7 million in 2000. The 2001 results included a $2.3 million charge for the change in accounting estimate. The 2000 results included a $15.3 million non-recurring lawsuit judgment. Excluding these items, the income before income taxes from Symons was $33.6 million for 2001 versus $32.0 million for 2000. This is due to a higher mix of higher gross margin sales of used forms and the cost reduction initiatives we implemented. These were partially offset by higher facility closing and severance expenses in 2001 and higher operating costs such as energy and freight.

Corporate expenses increased to $54.1 million in 2001 from $42.5 million in 2000. This was due to the higher interest expense, which long-term to $35.0 million from $22.6 million and a loss of $7.8 million on early extinguishment of long-term debt, as a result of the June 2000 recapitalization, higher amortization expense as a result of the 2001 acquisitions of Aztec and BarLock, and higher facility closing and severance expenses.

Elimination of gross profit on intersegment sales increased to $11.2 million in 2001 from $9.9 million in 2000 due to higher intersegment sales.

NET LOSS. The effective tax rate in 2001 was 25.3%, which differs from the statutory rate due to the unfavorable impact of non-deductible goodwill amortization for purposes of determining taxable income (losses). The net loss for 2001 was $3.5 million, compared to $4.1 million in 2000 due to the factors described above.

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

         As of December 31, 2002, our long-term debt consisted of the following:

Revolving credit facility, weighted average interest rate of 6.0%               $   10.1
Acquisition credit facility, weighted average interest rate of 4.6%                  9.2
Term Loan Tranche A, weighted average interest rate of 4.6%                         19.4
Term Loan Tranche B, weighted average interest rate of 5.2%                         97.5
Senior Subordinated Notes, interest rate of 13.0%                                  170.0
Debt discount on Senior Subordinated Notes                                         (10.4)
Debentures previously held by Dayton Superior Capital Trust, interest rate
   of 9.1%                                                                           1.1
Capital lease obligation                                                             2.5
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%             0.1
                                                                                --------
Total long-term debt                                                               299.5
Less current portion                                                                (7.0)
                                                                                --------
Long-term portion                                                               $  292.5
                                                                                ========

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

         On June 9, 2003, the Company completed an offering of $165.0 million of 10.75% Senior Second Secured Notes due 2008. The proceeds of the offering, $159.0 million, net of discounts, were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the Company's revolving credit facility. Also in June 2003, the Company repurchased $15.3 million in principal amount of its senior subordinated notes for $14.3 million with borrowings under its revolving credit facility.

         We received a commitment from GE Capital for an $80.0 million senior secured revolving credit facility in November 2003, which would be used to refinance the existing $50 million revolving credit facility. The proposed facility will have no financial covenants and will be subject to availability under a borrowing base calculation. The facility is expected to be put in place by the end of 2003. Closing of this transaction is contingent upon normal due diligence.

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

INFLATION

We do not believe inflation had a significant impact on our operations over the past two years. In the past, we have been able to pass along to our customers a portion of the increases in the price of steel, our principal raw material. We may not be able to pass on steel price increases in the future.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, insurance reserves, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

INVENTORIES

We value all inventories at the lower of first-in, first-out, or FIFO, cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. We provide net realizable value reserves which reflect our best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

RENTAL EQUIPMENT

We manufacture rental equipment for resale and for rent to others on a short-term basis. We record rental equipment at the lower of FIFO cost or market and it is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line method.

INCOME TAXES

We have generated deferred tax assets or liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax assets will be fully realized. We record liabilities relating to income taxes utilizing known obligations and estimates of potential obligations.

REVENUE RECOGNITION

We recognize revenue from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer or, at the customer's written request and where the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer's business and where risk of ownership has passed to the buyer, the goods are set-aside in storage and we do not retain any specific performance obligations such that the earning process is not complete. For transactions where we have not obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied. On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

INSURANCE RESERVES

We are self-insured for certain of our group medical, workers' compensation and product and general liability claims. We have stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. We consult with third party administrators to estimate the reserves required for these claims. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material. We made no material revisions to the estimates for the years ended December 31, 2002, 2001 and 2000.

PENSION LIABILITIES

Pension and other retirement benefits, including all relevant assumptions required by U.S. GAAP, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. These assumptions include the discount rate, rate of increase in compensation levels, and the expected long-term rate of return on the related assets.

ACCOUNTS RECEIVABLE ALLOWANCE

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. We have other loss exposures, such as facility closing and severance liabilities and litigation. Establishing loss reserves for these matters requires us to estimate and make judgments in regards to risk exposure and ultimate liability. We establish accruals for these exposures; however, if our exposure exceeds our estimates we could be required to record additional charges.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity's initial adoption of the Statement. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2002, the FASB issued Statement of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends FASB statement No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. Although we have not changed to the fair value method, the disclosure requirements of this statement have been adopted.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not believe this pronouncement will have a material impact on our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This Form 10-K/A includes, and future filings by us on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by us and our management may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by our management and us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; and Dayton Superior's ability to successfully integrate acquisitions on a timely basis, our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found in our annual report on Form 10-K for the year ended December 31, 2002. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

COMMITMENTS

         Scheduled payments of long-term debt, future minimum lease payments under capital leases, and future lease payments under non-cancelable operating leases at December 31, 2002 were as follows:

                   Long-term       Capital     Operating         Sale-
   Year              Debt          Leases       Leases         Leaseback      Total
   ----          ----------        -------     ---------       ---------    --------
   2003          $    6,283        $  796      $   4,478         $ 175      $ 11,732
   2004               9,639           707          3,262             -        13,608
   2005              11,491           558          2,540             -        14,589
   2006              31,683           414          2,048             -        34,145
   2007              47,034           274            587             -        47,895
Thereafter          201,273           149             85             -       201,507
                 ----------        ------      ---------         -----      --------
                 $  307,403        $2,898      $  13,000         $ 175      $323,476

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dayton Superior Corporation:

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficit, cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed at item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3(d) to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As described in Note 3(k), the consolidated financial statements for the period ended December 31, 2000, have been reclassified to give retroactive effect to SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which was adopted by the Company on January 1, 2003. As described in Note 14, the consolidated financial statements have been restated.

Deloitte & Touche LLP

Dayton, Ohio
November 19, 2003

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            2002          2001
                                                                         ---------     ---------
ASSETS (Note 4)
Current assets:
  Cash                                                                   $   2,404     $   4,989
  Accounts receivable, net of allowances for doubtful accounts and
    sales returns and allowances of $4,861 and $7,423                       61,165        51,628
  Inventories (Note 3)                                                      47,911        47,900
  Prepaid expenses and other current assets                                  7,054         9,637
  Prepaid income taxes                                                       4,009         1,225
  Future income tax benefits (Notes 3 and 8)                                 6,194         7,962
                                                                         ---------     ---------
      Total current assets                                                 128,737       123,341
                                                                         ---------     ---------
Rental equipment, net (Note 3)                                              63,160        71,323
                                                                         ---------     ---------
Property, plant and equipment (Note 3)
  Land and improvements                                                      5,536         5,860
  Building and improvements                                                 26,268        26,461
  Machinery and equipment                                                   72,042        67,731
                                                                         ---------     ---------
                                                                           103,846       100,052
  Less accumulated depreciation                                            (42,600)      (39,931)
                                                                         ---------     ---------
      Net property, plant and equipment                                     61,246        60,121
                                                                         ---------     ---------
Goodwill (Notes 2 and 3)                                                   107,328       126,810
Intangible assets, net of accumulated amortization (Notes 2 and 3)           8,405         9,816
Other assets                                                                 5,095         5,432
                                                                         ---------     ---------
         Total assets                                                    $ 373,971     $ 396,843
                                                                         =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 4)                             $   6,991     $   5,001
  Accounts payable                                                          25,667        27,340
  Accrued compensation and benefits                                         20,948        19,935
  Other accrued liabilities                                                  9,380        14,122
                                                                         ---------     ---------
      Total current liabilities                                             62,986        66,398
Long-term debt (Note 4)                                                    292,545       286,945
Deferred income taxes (Notes 3 and 8)                                       11,919        13,365
Other long-term liabilities (Note 7)                                        10,762        13,414
                                                                         ---------     ---------
      Total liabilities                                                    378,212       380,122
                                                                         ---------     ---------
Commitments and contingencies (Note 10)
Shareholders' equity (deficit) (Note 6)
  Class A common shares; no par value; 5,000,000 shares authorized;
    4,043,857 and 4,026,402 shares issued and 4,010,160 and 3,997,114
    shares outstanding                                                     102,525       102,044
  Loans to shareholders                                                     (2,878)       (3,030)
  Class A treasury shares, at cost, 36,747 and 29,288 shares in 2002        (1,184)         (979)
    and 2001
  Cumulative other comprehensive loss                                       (1,716)         (589)
  Accumulated deficit                                                     (100,988)      (80,725)
                                                                         ---------     ---------
      Total shareholders' equity (deficit)                                  (4,241)       16,721
                                                                         ---------     ---------
         Total liabilities and shareholders' equity (deficit)            $ 373,971     $ 396,843
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

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                             (AMOUNTS IN THOUSANDS)

                                                                            As restated
                                                               -------------------------------------
                                                                  2002          2001         2000
                                                               ---------     ---------     ---------
Net sales (Note 3)                                             $ 398,737     $ 415,491     $ 387,068
Cost of sales                                                    269,861       276,221       248,746
                                                               ---------     ---------     ---------
  Gross profit                                                   128,876       139,270       138,322
Selling, general and administrative expenses                      91,221        97,532        92,941
Facility closing and severance expenses (Note 11)                  5,399         7,360         2,517
Amortization of goodwill and intangibles                             603         3,912         2,508
                                                               ---------     ---------     ---------
  Income from operations                                          31,653        30,466        40,356
Other expenses
  Interest expense                                                33,967        35,024        22,574
  Non-recurring item - lawsuit judgment (Note 10b)                     -             -        15,341
  Loss on early extinguishment of long-term debt (Note 1)              -             -         7,761
  Loss on disposals of property, plant and equipment               1,115             -             -
  Other expense                                                       80            95           293
                                                               ---------     ---------     ---------
  Loss before provision (benefit) for income taxes, and
    cumulative effect of change in accounting principle           (3,509)       (4,653)       (5,613)
Provision (benefit) for income taxes (Note 8)                       (386)       (1,179)       (1,478)
                                                               ---------     ---------     ---------
  Loss before cumulative effect of change in accounting
    principle                                                     (3,123)       (3,474)       (4,135)
Cumulative effect of change in accounting principle, net of
    income tax benefit of $2,754 (Note 3d)                       (17,140)            -             -
                                                               ---------     ---------     ---------
Net loss                                                         (20,263)       (3,474)       (4,135)
Dividends on Company-obligated mandatorily redeemable
    convertible trust preferred securities, net of income tax
    benefit of $389                                                    -             -           583
                                                               ---------     ---------     ---------
    Net loss available to common shareholders                  $ (20,263)    $  (3,474)    $  (4,718)
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

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        Class A                                Class A
                                     Common Shares                          Treasury Shares
                                  -------------------      Loans to      --------------------
                                   Shares     Amount     Shareholders     Shares       Amount
                                  ---------  --------    ------------    -------      -------
Balance as December 31, 1999      5,962,200  $ 47,417            -        19,017      $  (387)
Net loss
Dividends on Company-obligated
  mandatorily redeemable
  convertible trust preferred
  securities
Foreign currency translation
  adjustment
Exercise of stock options, net      344,353     5,106       (2,039)
Retirement of Class A treasury
  shares                            (19,017)     (349)                   (19,017)         387
Issuance of Class A common
  shares and warrants, net of
  issuance costs                  3,492,205    90,477
Redemption of Class A common
  shares                         (6,085,751)  (49,825)
                                  ---------  --------      -------       -------      -------
Balances at December 31, 2000     3,693,990    92,826       (2,039)            -            -
Net loss
Foreign currency translation
  adjustment
Issuance of Class A common
  shares                            323,278     8,986         (909)
Purchase of Class A treasury                                    51        29,288         (979)
  shares
Exercise of stock options, net        9,134       232         (133)
                                  ---------  --------      -------       -------      -------
Balances at December 31, 2001     4,026,402  $102,044      $(3,030)       29,288      $  (979)
Net loss
Foreign currency translation
  adjustment
Change in minimum pension
  liability (net of income tax
  benefit of $151)
Issuance of Class A common
  shares                             17,455       481         (350)
Purchase of Class A common
  shares                                                                   7,459         (205)
Repayments of loans to
  shareholders                                                 502
                                  ---------  --------      -------       -------      -------
Balance at December 31, 2002      4,043,857  $102,525      $(2,878)       36,747      $(1,184)
                                  =========  ========      =======       =======      =======

                                                          Retained
                                           Other          Earnings
                                       Comprehensive    (Accumulated
                                           Loss           Deficit)        Total
                                       -------------    ------------     -------
Balance as December 31, 1999              $  (254)       $  41,996     $  88,772
Net loss                                                    (4,135)       (4,135)
Dividends on Company-obligated
  mandatorily redeemable
  convertible trust preferred
  securities                                                  (583)         (583)
Foreign currency translation
  adjustment                                  (86)                           (86)
Exercise of stock options, net                                             3,067
Retirement of Class A treasury
  shares                                                       (38)            -
Issuance of Class A common
  shares and warrants, net of
  issuance costs                                                          90,477
Redemption of Class A common
  shares                                                  (114,491)     (164,316)
                                          -------        ---------     ---------
Balances at December 31, 2000                (340)         (77,251)       13,196
Net loss                                                    (3,474)       (3,474)
Foreign currency translation
  adjustment                                 (249)                          (249)
Issuance of Class A common
  shares                                                                   8,077
Purchase of Class A treasury
  shares                                                                    (928)
Exercise of stock options, net                                                99
                                          -------        ---------     ---------
Balances at December 31, 2001             $  (589)       $ (80,725)    $  16,721
Net loss                                                   (20,263)      (20,263)
Foreign currency translation
  adjustment                                   92                             92
Change in minimum pension
  liability (net of income tax
  benefit of $151)                         (1,219)                        (1,219)
Issuance of Class A common
  shares                                                                     131
Purchase of Class A common
  shares                                                                    (205)
Repayments of loans to
  shareholders                                                               502
                                          -------        ---------     ---------
Balance at December 31, 2002              $(1,716)       $(100,988)    $  (4,241)
                                          =======        =========     =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                             (AMOUNTS IN THOUSANDS)

                                                                                            2002          2001         2000
                                                                                         ---------     ---------     ---------
Cash Flows From Operating Activities:
   Net loss                                                                              $ (20,263)    $  (3,474)    $  (4,135)
   Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Extraordinary loss                                                                         -             -         7,761
      Cumulative effect of change in accounting principle (Note 3d)                         17,140             -             -
      Depreciation                                                                          20,850        18,290        12,613
      Amortization of goodwill and intangibles                                                 603         3,912         2,508
      Deferred income taxes                                                                  3,228        (2,972)         (975)
      Amortization of deferred financing costs, debt discount, and issuance costs on
         Company-obligated mandatorily redeemable convertible trust preferred securities     2,335         2,251         1,349
      Net gain on sales of rental equipment and property, plant and equipment              (20,851)      (14,184)       (9,846)
   Change in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                   (9,537)        7,348        (7,292)
      Inventories                                                                              (11)       (1,410)       (1,386)
      Prepaid expenses and other assets                                                      2,119        (8,533)       (1,441)
      Prepaid income taxes                                                                  (2,784)        2,710        (5,662)
      Accounts payable                                                                      (1,673)          671         1,549
      Accrued liabilities and other long-term liabilities                                   (8,406)        3,614         2,818
                                                                                         ---------     ---------     ---------
               Net cash provided by (used in) operating activities                         (17,250)        8,223        (2,139)
                                                                                         ---------     ---------     ---------
Cash Flows From Investing Activities:
      Property, plant and equipment additions                                              (11,277)       (9,924)      (11,678)
      Proceeds from sale of fixed assets                                                     2,010           169           195
      Rental equipment additions                                                           (18,411)      (25,933)      (18,110)
      Proceeds from sales of rental equipment                                               35,641        22,742        17,309
      Acquisitions (Note 2)                                                                      -       (40,850)      (25,054)
      Refund of purchase price on acquisitions                                                   -           143         2,148
                                                                                         ---------     ---------     ---------
               Net cash provided by (used in) investing activities                           7,963       (53,653)      (35,190)
                                                                                         ---------     ---------     ---------
Cash Flows From Financing Activities:
      Repayments of long-term debt                                                          (4,141)      (48,532)     (122,185)
      Issuance of long-term debt                                                             8,050        93,751       239,171
      Proceeds from sale/leaseback transaction                                               2,258             -             -
      Prepayment premium on extinguishments of long-term debt and interest
         rate swap agreements(Note 1)                                                            -             -          (476)
      Financing cost on unused long-term debt commitment                                         -             -          (750)
      Issuance of common shares, net of issuance costs                                         131         5,334        93,544
      Redemption of common shares and purchase of treasury shares                             (205)         (928)     (164,316)
      Repayments of loans to shareholders, net                                                 502             -             -
      Financing costs incurred                                                                   -          (791)       (9,761)
      Dividends on Company-obligated mandatorily redeemable convertible
         trust preferred securities, net of income tax benefit                                   -             -          (583)
                                                                                         ---------     ---------     ---------
               Net cash provided by financing activities                                     6,595        48,834        34,644
                                                                                         ---------     ---------     ---------
Effect of Exchange Rate Changes on Cash                                                        107          (197)          (86)
                                                                                         ---------     ---------     ---------
               Net increase (decrease) in cash                                              (2,585)        3,207        (2,771)
Cash, beginning of year                                                                      4,989         1,782         4,553
                                                                                         ---------     ---------     ---------
Cash, end of year                                                                        $   2,404     $   4,989     $   1,782
                                                                                         =========     =========     =========
Supplemental Disclosures:
      Cash paid (refunded) for income taxes                                              $  (1,149)    $  (1,532)    $   1,494
      Cash paid for interest                                                                31,862        32,348        20,501
      Purchase of equipment on capital lease                                                 2,758             -             -
      Issuance of Class A common shares and loans to shareholders                              350           909         2,039
      Conversion  of  Company-obligated mandatorily redeemable
         convertible trust  preferred securities into long-term debt                             -             -        23,375
      Issuance of warrants attached to senior subordinated notes                                 -             -         3,166
      Issuance of Class A common shares in conjunction with acquisitions                         -         2,842             -

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             YEARS ENDED DECEMBER 31
                             (AMOUNTS IN THOUSANDS)

                                                  2002         2001         2000
                                                --------     --------     --------
Net loss                                        $(20,263)    $ (3,474)    $ (4,135)
Dividends on Company-obligated
   mandatorily redeemable convertible trust
   preferred securities                                -            -         (583)

Other comprehensive income
     Foreign currency translation adjustment          92         (249)         (86)

     Change in minimum pension liability
      (net of income tax benefit of $151)         (1,219)           -            -
                                                --------     --------     --------
Comprehensive loss                              $(21,390)    $ (3,723)    $ (4,804)
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

As a result, the Company recorded a loss in 2000 of $7,761 from the early extinguishment of long-term debt, comprised of the following:

Expense deferred financing costs on previous long-term debt .....................    $2,719
Prepayment premium on extinguishments of long-term debt and interest
  rate swap agreements...........................................................       476
Expense issuance costs on Company-obligated mandatorily redeemable
  convertible trust preferred securities ........................................     1,691
Prepayment premium on conversion of Company-obligated mandatorily
  redeemable convertible trust preferred securities into debentures .............     2,125
Financing cost for unused long-term debt commitment                                     750
                                                                                     ------
                                                                                     $7,761
                                                                                     ======

(2) ACQUISITIONS

(a) ANCONCCL INC. --

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

(b) AZTEC CONCRETE ACCESSORIES, INC. --

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

(c) CONSPEC MARKETING AND MANUFACTURING CO., INC. --

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

(d) POLYTITE MANUFACTURING CORP. --

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

(a) INVENTORIES --

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

                                             December 31,     December 31,
                                                 2002            2001
                                             -----------      -----------
Raw materials                                  $15,984         $ 11,581
Work in progress                                 3,069            3,624
Finished goods                                  29,932           34,639
                                               -------         --------
                                                48,985           49,844
Net realizable value reserve                    (1,074)          (1,944)
                                               -------         --------
                                               $47,911         $ 47,900
                                               =======         ========

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

                                     For the year ending
                       ----------------------------------------------
                       December 31,    December 31,      December 31,
                          2002             2001              2000
                       -----------     ------------      ------------
Rental revenue          $42,801         $54,577            $55,441
Cost of sales            14,096          12,101              8,889
                        -------         -------            -------
  Gross profit          $28,705         $42,476            $46,552
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

                                             2002                2001
                                           -------             -------
Deferred financing costs                   $10,550             $10,550
Intellectual property                          690                 690
Covenants not to compete                     1,595                 996
                                           -------             -------
                                            12,835              12,236
Less: accumulated amortization              (4,430)             (2,420)
                                           -------             -------
                                            $8,405              $9,816
                                           =======             =======

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

The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                                  Year Ended
                                                 -----------------------------------------------
                                                 December 31,     December 31,      December 31,
                                                     2002            2001               2000
                                                 -----------      -----------       ------------
Net loss before cumulative effect of change
   in accounting principle, as reported            $(3,123)        $(3,474)           $(4,135)
Amortization of goodwill, net of tax benefit             -           3,375              2,181
                                                   -------         -------            -------
Net loss before cumulative effect of change
   in accounting principle, as adjusted            $(3,123)        $   (99)           $(1,954)
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

(h) REVENUE RECOGNITION --

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

(i) CUSTOMER REBATES --

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

(j) USE OF ESTIMATES --

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

(k) NEW ACCOUNTING PRONOUNCEMENTS--

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that address the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and generally would be applied prospectively for disposal activities initiated by a commitment to a plan made after the entity's initial adoption of the Statement. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In July 2002, the FASB issued Statement of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certainemployee severance costs that are associated with a restructuring or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

(l) STOCK OPTIONS--

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

                                                      2002         2001      2000
                                                      ----         ----      ----
Net income (loss) available to
common shareholders: As Reported                    $(20,263)    $(3,474)   $(4,718)
                     Deduct: Total stock-based
                     employee compensation
                     expense determined under
                     fair value-based method for
                     all awards, net of related
                     tax effect                         (284)       (633)    (1,068)
                                                    --------      ------    -------
                     Pro Forma                      $(20,547)     (4,107)    (5,786)
                                                    --------      ------    -------

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

The average borrowings, maximum borrowings, and weighted average interest rate on the revolving credit facility and its predecessors for the periods indicated are as follows:

                                                      For the year ended
                                            ------------------------------------
                                            December 31, December 31,   December
                                               2002          2001       31, 2000
                                            ---------    -----------    --------
Average borrowings ......................     $15,156      $ 8,980      $ 5,965
Maximum borrowing .......................      29,275       26,425       16,420
Weighted average interest rate, including
  commitment fee for unused portion of
  revolving credit facility .............         6.4%        10.4%        11.1%

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

Following is a summary of the Company's long-term debt as of December 31, 2002 and 2001:

                                                                               2002            2001
                                                                               ----            ----
Revolving credit facility, weighted average interest rate of 6.0%            $  10,050      $   2,000
Acquisition credit facility, weighted average interest rate of 4.6%              9,250          9,250
Term Loan Tranche A, weighted average interest rate of 4.6%                     19,391         22,161
Term Loan Tranche B, weighted average interest rate of 5.2%                     97,516         98,500
Senior Subordinated Notes, interest rate of 13.0%                              170,000        170,000
Debt discount on Senior Subordinated Notes                                     (10,374)       (11,297)
Debentures previously held by Dayton Superior Capital Trust, payable on
   demand, interest rate of 9.1%                                                 1,110          1,214
Capital lease obligation                                                         2,507              -
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%            86            118
                                                                             ---------      ---------
Total long-term debt                                                           299,536        291,946
Less current portion                                                            (6,991)        (5,001)
                                                                             ---------      ---------
Long-term portion                                                            $ 292,545      $ 286,945
                                                                             =========      =========

Scheduled maturities of long-term debt and future minimum lease payments under capital leases are:

                                             Long-term      Capital
                   Year                        Debt          Leases        Total
                   ----                      ---------      -------        -----
                   2003                     $   6,283        $  796       $  7,079
                   2004                         9,639           707         10,346
                   2005                        11,491           558         12,049
                   2006                        31,683           414         32,097
                   2007                        47,034           274         47,308
                Thereafter                    201,273           149        201,422
                                             --------        ------       --------
Long-Term Debt and Lease Payments             307,403         2,898        310,301
Less: Debt Discount                           (10,374)            -        (10,374)
Less: Amounts Representing Interest                 -          (391)          (391)
                                             --------        ------       --------
                                             $297,029        $2,507       $299,536
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

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                         Dayton                       Non
                                        Superior    Guarantor      Guarantor
                                      Corporation  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                      -----------  ------------  ------------   ------------   ------------
ASSETS
Cash                                   $   1,605    $    (687)    $  1,486      $       -      $   2,404
Accounts receivable, net                  30,223       30,487          455              -         61,165
Inventories                               23,408       23,180        1,323              -         47,911
Intercompany                              56,498      (56,414)         (84)             -              -
Other current assets                       8,555        8,539          163              -         17,257
                                       ---------    ---------    ---------      ---------      ---------
   TOTAL CURRENT ASSETS                  120,289        5,105        3,343              -        128,737
Rental equipment, net                      4,268       58,846           46              -         63,160
Property, plant and equipment, net        25,690       35,378          178              -         61,246
Investment in subsidiaries               123,041            -            -       (123,041)             -
Other assets                              53,497       67,331            -              -        120,828
                                       ---------    ---------    ---------      ---------      ---------
   TOTAL ASSETS                        $ 326,785    $ 166,660    $   3,567      $(123,041)     $ 373,971
                                       =========    =========    =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)

Current maturities of long-term debt   $   6,991    $       -    $       -      $       -      $   6,991
Accounts payable                          13,983       11,407          277              -         25,667
Accrued liabilities                       18,022       12,152          154              -         30,328
                                       ---------    ---------    ---------      ---------      ---------
   TOTAL CURRENT LIABILITIES              38,996       23,559          431              -         62,986
Long-term debt                           292,545            -            -              -        292,545
Other long-term liabilities                5,730       16,763          188              -         22,681
Total shareholders' equity (deficit)     (10,486)     126,338        2,948       (123,041)        (4,241)
                                       ---------    ---------    ---------      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                    $ 326,785    $ 166,660    $   3,567      $(123,041)     $ 373,971
                                       =========    =========    =========      =========      =========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2001

                                           Dayton
                                          Superior      Guarantor    Non Guarantor
                                        Corporation   Subsidiaries   Subsidiaries Eliminations Consolidated
                                        -----------   ------------   ------------ ------------ ------------
ASSETS
Cash                                     $   2,714     $     832     $   1,443     $       -     $   4,989
Accounts receivable, net                    20,014        30,516         1,098             -        51,628
Inventories                                 23,030        23,925           945             -        47,900
Intercompany                                58,692       (58,584)         (108)            -             -
Other current assets                         9,046         9,594           184             -        18,824
                                         ---------     ---------     ---------     ---------     ---------
   TOTAL CURRENT ASSETS                    113,496         6,283         3,562             -       123,341
Rental equipment, net                        6,256        65,009            58             -        71,323
Property, plant and equipment, net          23,708        36,222           191             -        60,121
Investment in subsidiaries                 122,864             -             -      (122,864)            -
Other assets                                55,899        86,159             -             -       142,058
                                         ---------     ---------     ---------     ---------     ---------
   TOTAL ASSETS                          $ 322,223     $ 193,673     $   3,811     $(122,864)    $ 396,843
                                         =========     =========     =========     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt     $   5,001     $       -     $       -     $       -     $   5,001
Accounts payable                            12,579        14,548           213             -        27,340
Accrued liabilities                         20,004        13,742           311             -        34,057
                                         ---------     ---------     ---------     ---------     ---------
   TOTAL CURRENT LIABILITIES                37,584        28,290           524             -        66,398
Long-term debt                             286,945             -             -             -       286,945
Other long-term liabilities                  4,461        22,132           186             -        26,779
Total shareholders' equity (deficit)        (6,767)      143,251         3,101      (122,864)       16,721
                                         ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $ 322,223     $ 193,673     $   3,811     $(122,864)    $ 396,843
                                         =========     =========     =========     =========     =========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002

                                          Dayton
                                         Superior       Guarantor   Non Guarantor
                                       Corporation    Subsidiaries  Subsidiaries  Consolidated
                                       -----------    ------------  ------------  ------------
Net sales                                $ 192,271     $ 197,368     $   9,098    $ 398,737
Cost of sales                              132,946       130,894         6,021      269,861
                                         ---------     ---------     ---------    ---------
  Gross profit                              59,325        66,474         3,077      128,876
Selling, general and administrative
  expenses                                  40,422        49,188         1,611       91,221
Facility closing and severance
  expenses                                   3,827         1,572             -        5,399
Amortization of goodwill and
  intangibles                                  373           230             -          603
Management fees                               (300)            -           300            -
                                         ---------     ---------     ---------    ---------
  Income from operations                    15,003        15,484         1,166       31,653
Other expenses
  Interest expense                          33,101           866             -       33,967
  Loss on disposals of property,
  plant and equipment                          728           387             -        1,115
  Other expense (income), net                  (35)           44            71           80
                                         ---------     ---------     ---------    ---------
  Income (loss) before provision
  (benefit) for income taxes and
  cumulative effect of change in
  accounting principle                     (18,791)       14,187         1,095       (3,509)
Provision (benefit) for income taxes        (2,067)        1,561           120         (386)
                                         ---------     ---------     ---------    ---------
Income (loss) before cumulative
  effect of change in accounting
  principle                                (16,724)       12,626           975       (3,123)
Cumulative effect of change in
  accounting principle, net of income
  tax benefit of $2,754                          -       (17,140)            -      (17,140)
                                         ---------     ---------     ---------    ---------
Net income (loss)                        $ (16,724)    $  (4,514)    $     975    $ (20,263)
                                         =========     =========     =========    =========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                           Dayton
                                          Superior        Guarantor    Non Guarantor
                                        Corporation     Subsidiaries   Subsidiaries   Consolidated
                                        -----------     ------------   ------------   ------------
Net sales                                $ 194,163       $ 211,918      $   9,410      $ 415,491
Cost of sales                              132,837         137,459          5,925        276,221
                                         ---------       ---------      ---------      ---------
  Gross profit                              61,326          74,459          3,485        139,270
Selling, general and administrative
  expenses                                  38,006          57,983          1,543         97,532
Facility closing and severance
  expenses                                     442           6,918              -          7,360
Amortization of goodwill and
  intangibles                                1,980           1,932              -          3,912
Management fees                               (300)              -            300              -
                                         ---------       ---------      ---------      ---------
  Income from operations                    21,198           7,626          1,642         30,466
Other expenses
  Interest expense                          34,463             561              -         35,024
  Other expense (income), net                    -              95              -             95
                                         ---------       ---------      ---------      ---------
  Income (loss) before provision for
  income taxes                             (13,265)          6,970          1,642         (4,653)
Provision (benefit) for income taxes        (3,361)          1,766            416         (1,179)
                                         ---------       ---------      ---------      ---------
Net income (loss)                        $  (9,904)      $   5,204      $   1,226      $  (3,474)
                                         =========       =========      =========      =========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                  Dayton
                                                 Superior        Guarantor    Non Guarantor
                                               Corporation     Subsidiaries   Subsidiaries   Consolidated
                                               -----------     ------------   ------------   -------------
Net sales                                       $ 197,330       $ 180,069       $   9,669      $ 387,068
Cost of sales                                     128,355         114,471           5,920        248,746
                                                ---------       ---------       ---------      ---------
  Gross profit                                     68,975          65,598           3,749        138,322
Selling, general and administrative
  expenses                                         41,653          49,124           2,164         92,941
Facility closing and severance expenses             1,860             657               -          2,517
Amortization of goodwill and intangibles            1,784             724               -          2,508
Management fees                                      (850)            689             161              -
                                                ---------       ---------       ---------      ---------
  Income from operations                           24,528          14,404           1,424         40,356
Other expenses
  Interest expense                                 22,669             (95)              -         22,574
  Non-recurring item - Lawsuit judgment                 -          15,341               -         15,341
  Loss on early extinguishment of                   7,761               -               -          7,761
  long-term debt
  Other expense, net                                  216              77               -            293
                                                ---------       ---------       ---------      ---------
  Income (loss) before provision (benefit)
  for income taxes                                 (6,118)           (919)          1,424         (5,613)
Provision (benefit) for income taxes               (2,123)            (10)            655         (1,478)
                                                ---------       ---------       ---------      ---------
Net income (loss)                                  (3,995)           (909)            769         (4,135)
Dividends on Company-obligated mandatorily
  redeemable convertible trust preferred
  securities, net of income tax benefit               583               -               -            583
                                                ---------       ---------       ---------      ---------
Net income (loss)                               $  (4,578)      $    (909)      $     769      $  (4,718)
                                                =========       =========       =========      =========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002

                                              Dayton
                                             Superior      Guarantor     Non Guarantor
                                           Corporation    Subsidiaries   Subsidiaries  Consolidated
                                           -----------    ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $ (9,514)      $(11,724)      $    975       $(20,263)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Cumulative effect of change in
    accounting principle                           -         17,140              -         17,140
      Depreciation and amortization            7,712         16,026             50         23,788
      Deferred income taxes                    3,228              -              -          3,228
      Gain on sales of rental
      equipment and fixed assets                (572)       (20,247)           (32)       (20,851)
  Change in assets and liabilities,
    net of the effects of acquisitions        (5,834)       (13,460)          (998)       (20,292)
                                            --------       --------       --------       --------
      Net cash provided by (used in)
      operating activities                    (4,980)       (12,265)            (5)       (17,250)
                                            --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment
  additions                                   (6,658)        (4,489)          (130)       (11,277)
  Proceeds from sales of fixed assets          1,105            877             28          2,010
  Rental equipment additions                    (758)       (17,619)           (34)       (18,411)
  Proceeds from sale of rental
  equipment                                    3,018         32,550             73         35,641
                                            --------       --------       --------       --------
      Net cash provided by (used in)
      investing activities                    (3,293)        11,319            (63)         7,963
                                            --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                (4,141)             -              -         (4,141)
  Issuance of long-term debt                   8,050              -              -          8,050
  Proceeds from sale/leaseback

  transaction                                    633          1,597             28          2,258
  Issuance of common shares, net of
    issuance costs                               131              -              -            131
  Redemption of common shares and
    purchase of treasury shares                 (205)             -              -           (205)
  Repayment of loans to shareholders,
    net                                          502              -              -            502
  Intercompany                                 2,194         (2,170)           (24)             -
                                            --------       --------       --------       --------
      Net cash provided by (used in)
         financing activities                  7,164           (573)             4          6,595
                                            --------       --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                             -              -            107            107
                                            --------       --------       --------       --------
      Net increase (decrease) in cash         (1,109)        (1,519)            43         (2,585)

CASH, beginning of year                        2,714            832          1,443          4,989
                                            --------       --------       --------       --------

CASH, end of year                           $  1,605       $   (687)      $  1,486       $  2,404
                                            ========       ========       ========       ========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                         Dayton
                                                        Superior         Guarantor      Non Guarantor
                                                       Corporation     Subsidiaries     Subsidiaries     Consolidated
                                                      -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                 $      (9,904)   $       5,204    $       1,226    $      (3,474)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
           Depreciation and amortization                      8,483           15,928               42           24,453
           Deferred income taxes                             (2,972)               -                -           (2,972)
           Gain on sales of rental equipment and
           fixed assets                                      (1,062)         (13,039)             (83)         (14,184)
    Change in assets and liabilities, net of the
       effects of acquisitions                               (9,109)          15,049           (1,540)           4,400
                                                      -------------    -------------    -------------    -------------
           Net cash provided by (used in) operating
           activities                                       (14,564)          23,142             (355)           8,223
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                  (4,065)          (5,679)            (180)          (9,924)
    Proceeds from sales of fixed assets                          34              132                3              169
    Rental equipment additions                               (1,565)         (24,317)             (51)         (25,933)
    Proceeds from sale of rental equipment                    2,193           20,390              159           22,742
    Acquisitions                                            (40,707)               -                -          (40,707)
                                                      -------------    -------------    -------------    -------------
           Net cash used in investing activities            (44,110)          (9,474)             (69)         (53,653)
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                            (48,532)               -                -          (48,532)
    Issuance of long-term debt                               93,751                -                -           93,751
    Issuance of Class A common shares                         5,334                -                -            5,334
    Financing costs incurred                                   (791)               -                -             (791)
    Purchase of treasury shares                                (928)               -                -             (928)
    Intercompany                                             10,951          (12,011)           1,060                -
                                                      -------------    -------------    -------------    -------------
           Net cash provided by (used in) financing
           activities                                        59,785          (12,011)           1,060           48,834
                                                      -------------    -------------    -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                          -                -             (197)            (197)
                                                      -------------    -------------    -------------    -------------

           Net increase in cash                               1,111            1,657              439            3,207

CASH, beginning of year                                       1,603             (825)           1,004            1,782
                                                      -------------    -------------    -------------    -------------

CASH, end of year                                     $       2,714    $         832    $       1,443    $       4,989
                                                      =============    =============    =============    =============

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                         Dayton
                                                        Superior         Guarantor      Non Guarantor
                                                       Corporation     Subsidiaries     Subsidiaries     Consolidated
                                                      -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                 $      (3,995)   $        (909)   $         769    $      (4,135)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
           Extraordinary loss                                 7,761                -                -            7,761
           Depreciation and amortization                      7,192            9,242               36           16,470
           Deferred income taxes                             (1,150)            (104)             279             (975)
           Gain on sales of rental equipment and
           fixed assets                                      (1,041)          (8,757)             (48)          (9,846)
    Change in assets and liabilities, net of the
       effects of acquisitions                               (3,101)          (7,500)            (813)         (11,414)
                                                      -------------    -------------    -------------    -------------
           Net cash provided by (used in) operating
           activities                                         5,666           (8,028)             223           (2,139)
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                  (7,063)          (4,537)             (78)         (11,678)
    Proceeds from sales of fixed assets                          32              163                -              195
    Rental equipment additions                               (1,939)         (16,106)             (65)         (18,110)
    Proceeds from sale of rental equipment                    2,500           14,723               86           17,309
    Acquisitions                                            (25,054)               -                -          (25,054)
    Refunds of purchase price on acquisitions                 2,148                -                -            2,148
                                                      -------------    -------------    -------------    -------------
           Net cash used in investing activities            (29,376)          (5,757)             (57)         (35,190)
                                                      -------------    -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                           (122,185)               -                -         (122,185)
    Issuance of long-term debt                              239,171                -                -          239,171
    Prepayment premium on extinguishments of
       long-term debt and interest rate swap
       agreements                                              (476)               -                -             (476)
    Financing cost on unused long-term debt
       commitment                                              (750)               -                -             (750)
    Issuance of Class A common shares                        93,544                -                -           93,544
    Redemption of Class A common shares                    (164,316)               -                -         (164,316)
    Financing costs incurred                                 (9,761)               -                -           (9,761)
    Dividends on Company-obligated mandatorily
       redeemable convertible trust preferred
       securities, net of income tax benefit                   (583)               -                -             (583)
    Intercompany                                            (12,819)          13,321             (502)               -
                                                      -------------    -------------    -------------    -------------
           Net cash provided by (used in)
             financing activities                            21,825           13,321             (502)          34,644
                                                      -------------    -------------    -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                          -                -              (86)             (86)
                                                      -------------    -------------    -------------    -------------

           Net decrease in cash                              (1,885)            (464)            (422)          (2,771)

CASH, beginning of year                                       3,488             (361)           1,426            4,553
                                                      -------------    -------------    -------------    -------------
CASH, end of year                                     $       1,603    $        (825)   $       1,004    $       1,782
                                                      =============    =============    =============    =============

(5) COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES

In October 1999, the Company completed an underwritten public offering of 1,062,500 Company obligated mandatorily redeemable convertible trust preferred securities at a price of $20 per security.

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

(a) STOCK OPTION PLAN--

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
                                                                     ========   =======   =======

A summary of the status of the Company's stock option plans at December 31, 2002, 2001, and 2000, and changes during the years then ended is presented in the table and narrative below:

                                                                  Weighted Average
                                                    Number of    Exercise Price Per
                                                     Shares            Share
                                                    ---------    ------------------
Outstanding at December 31, 1999                      442,283            9.28
Granted at a weighted average fair value of $7.65     473,016           27.00
Exercised                                            (344,353)           8.85
                                                    ---------         -------
Outstanding at December 31, 2000                      570,946           24.22
Granted at a weighted average fair value of $7.65       5,506           27.50
Exercised                                              (9,134)          21.20
Cancelled                                             (26,060)          27.00
                                                    ---------         -------
Outstanding at December 31, 2001                      541,258           24.17
Granted at a weighted average fair value of $5.43     147,225           27.50
Exercised                                              (3,050)           2.29
Cancelled                                             (13,749)          25.21
                                                    ---------         -------
Outstanding at December 31, 2002                      671,684         $ 25.00
                                                    =========         =======

Price ranges and other information for stock options outstanding at December 31, 2002 are as follows:

                             Outstanding                 Exercisable
                    ------------------------------    ------------------
                              Weighted   Weighted               Weighted
                               Average    Average               Average
Range of Exercise             Exercise   Remaining              Exercise
      Prices        Shares      Price      Life       Shares     Price
-----------------   -------   --------   ---------    -------   --------
$  1.96 - $  4.00    40,887   $   2.45   1.7 years     40,887   $   2.45
$ 12.50 - $ 12.63     4,929      12.56   4.5            4,929      12.56
$ 16.81 - $ 19.91    38,264      18.11   5.6           38,264      18.11
$ 27.00 - $ 27.50   587,604      27.12   8.0          104,012      27.04
                    -------   --------   ---------    -------   --------
                    671,684   $  25.00   7.5 years    188,092   $  19.50
                    =======   ========   =========    =======   ========

The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively:

                            2002       2001       2000
                           -------    -------    -------
Risk-free interest rates      3.70%      5.55%      5.55%
Expected dividend yield          0%         0%         0%
Expected lives             6 years    6 years    6 years
Expected volatility           0.00%      0.00%      0.00%

(b) TREASURY SHARES--

During 2002 and 2001, the Company repurchased common shares from former employees in conjunction with the facility closing and severance plans discussed in Note 11. There were 7,459 shares repurchased in 2002 for $205, and 29,288 shares repurchased in 2001 for $979.

(7) RETIREMENT PLANS

(a) COMPANY-SPONSORED PENSION PLANS--

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

                                                 PENSION     PENSION         SYMONS             SYMONS
                                                 BENEFITS    BENEFITS    POSTRETIREMENT     POSTRETIREMENT
                                                   2002        2001      BENEFITS 2002      BENEFITS 2001
                                                 --------    --------    --------------     --------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $  7,059    $  6,166        $  820             $ 774
Service cost                                          428         439             -                 -
Interest cost                                         502         454            57                61
Amendments                                            120           -             -                 -
Actuarial loss (gain)                                 479         301            27                93
Benefits paid                                        (361)       (301)         (183)             (108)
                                                 --------    --------        ------             -----
Benefit obligation at end of year                $  8,227    $  7,059        $  721             $ 820
                                                 ========    ========        ======             =====

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year   $  6,716    $  6,247        $    -             $   -
Actual return (loss) on plan assets                  (457)        206             -                 -
Employer contribution                                 914         564           183               108
Benefits paid                                        (361)       (301)         (183)             (108)
                                                 --------    --------        ------             -----
Fair value of plan assets at end of year         $  6,812    $  6,716        $    -             $   -
                                                 ========    ========        ======             =====

FUNDED STATUS                                    $ (1,415)   $   (343)       $ (720)            $(820)
Unrecognized prior service cost                       (32)       (147)          192               216
Unrecognized net loss (gain)                        1,402         (94)          (39)              (66)
                                                 --------    --------        ------             -----
Net amount recognized                            $    (45)   $   (584)       $ (567)            $(670)
                                                 ========    ========        ======             =====

AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION CONSIST OF:
Accrued benefit liability                        $ (1,415)   $   (584)       $ (567)            $(670)
Accumulated other comprehensive income              1,370           -             -                 -
                                                 --------    --------        ------             -----
Net amount recognized                            $    (45)   $   (584)       $ (567)            $(670)
                                                 ========    ========        ======             =====

ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                        6.75%       7.25%         6.75%             7.50%
Expected return on plan assets                          8%          8%          N/A               N/A
Rate of compensation increase                         N/A         N/A           N/A               N/A

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                     $    428    $    439        $    -             $   -
Interest cost                                         502         454            57                61
Expected return on plan assets                       (560)       (494)            -                 -
Amortization of prior service cost                     (5)         (6)           24                24
                                                 --------    --------        ------             -----
Net periodic pension cost                        $    365    $    393        $   81             $  85
                                                 ========    ========        ======             =====

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

                                            1 Percentage      1 Percentage
                                           Point Increase    Point Decrease
                                           --------------    --------------
Effect on total of service and interest
        cost components                         $  6             $  (5)
Effect on the postretirement benefit
        obligation                                91               (81)

(b) MULTI-EMPLOYER PENSION PLAN--

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

(c) 401(k) SAVINGS PLAN--

Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $993, $1,000, and $918, for the years ended December 31, 2002, 2001, and 2000, respectively.

(d) RETIREMENT CONTRIBUTION ACCOUNT--

The Company has a defined contribution plan for substantially all salaried employees. No contributions are permitted by employees, and the Company contributes 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount charged to expense for the years ended December 31, 2002, 2001 and 2000 was $1,791, $1,905 and $1,559, respectively.

(8) INCOME TAXES

The following is a summary of the components of the Company's income tax provision for the years ended December 31, 2002, 2001, and 2000:

                                     2002      2001      2000
                                    -------   -------   -------
Currently payable (receivable):
       Federal                      $(3,397)  $  (258)  $  (857)
       State and local                 (354)      555       165
Deferred (future tax benefit)         3,365    (1,476)     (786)
                                    -------   -------   -------
Total provision (benefit)           $  (386)  $(1,179)  $(1,478)
                                    =======   =======   =======

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2002, 2001, and 2000 for the following reasons:

Statutory income tax rate               34.0%    34.0%    34.0%
State income taxes (net of federal
       tax benefit)                     (4.1)     4.0      4.3
Nondeductible goodwill
       amortization and other
       permanent differences            (8.6)   (12.7)   (12.0)
Foreign income taxes                   (10.3)       -        -
                                       -----    -----    -----
Effective income tax rate               11.0%    25.3%    26.3%
                                       =====    =====    =====

The components of the Company's future income tax benefits and deferred tax liabilities as of December 31, 2002 and 2001 are as follows:

                                        2002        2001
                                      --------    --------
Current deferred taxes:
       Inventory reserves             $    668    $    490
       Accounts receivable reserves        876       2,778
       Accrued liabilities               4,628       4,678
       Other                                22          16
                                      --------    --------
               Total                     6,194       7,962
                                      --------    --------
Long-term deferred taxes:
       Accelerated depreciation        (18,504)    (18,594)
       Other long-term liabilities       3,993       4,271
       Other                             2,592         958
                                      --------    --------
               Total                   (11,919)    (13,365)
                                      --------    --------
               Net deferred taxes     $ (5,725)   $ (5,403)
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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                             2002         2001         2000
                                           ---------    ---------    ---------
Construction Products Group                $ 274,129    $ 282,375    $ 250,438
Symons                                       124,608      133,116      136,630
                                           ---------    ---------    ---------
Net sales to external customers            $ 398,737    $ 415,491    $ 387,068
                                           =========    =========    =========

Construction Products Group                $  13,123    $  13,990    $  13,578
Symons                                         8,107        7,052        6,243
                                           ---------    ---------    ---------
Net sales to other segments                $  21,230    $  21,042    $  19,821
                                           =========    =========    =========

Construction Products Group                $  28,265    $  29,315    $  30,157
Symons                                        27,076       31,324       16,709
Intersegment Eliminations                    (11,032)     (11,187)      (9,949)
Corporate                                    (47,818)     (54,105)     (42,530)
                                           ---------    ---------    ---------
Income (loss) before income taxes          $  (3,509)   $  (4,653)   $  (5,613)
                                           =========    =========    =========

Construction Products Group                $   6,665    $   6,455    $   4,454
Symons                                        12,417        9,936        5,668
Corporate                                      1,768        1,899        2,491
                                           ---------    ---------    ---------
Depreciation                               $  20,850    $  18,290    $  12,613
                                           =========    =========    =========

Construction Products Group                $     258    $     375    $     335
Symons                                           229           16           16
Corporate                                        116        3,521        2,157
                                           ---------    ---------    ---------
Amortization of goodwill and intangibles   $     603    $   3,912    $   2,508
                                           =========    =========    =========

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of December 31, 2002 and 2001 is as follows:

                                  2002         2001
                                --------     --------
Construction Products Group     $159,955     $150,001
Symons                           115,071      119,854
Corporate and Unallocated         98,945      126,988
                                --------     --------
Total Assets                    $373,971     $396,843
                                ========     ========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                               2002        2001        2000
                                             --------    --------    --------
Construction Products Group                  $  7,968    $  6,629    $  8,759
Symons                                          2,520       2,320       1,949
Corporate                                         789         975         970
                                             --------    --------    --------
Property, Plant, and Equipment Additions     $ 11,277    $  9,924    $ 11,678
                                             ========    ========    ========

Construction Products Group                  $    864    $  1,664    $  2,041
Symons                                         17,547      24,269      16,069
                                             --------    --------    --------
Rental Equipment Additions                   $ 18,411    $ 25,933    $ 18,110
                                             ========    ========    ========

(10) COMMITMENTS AND CONTINGENCIES

(a) OPERATING LEASES--

Rental expense for property, plant and equipment (principally office and warehouse facilities and office equipment) was $6,318, $6,599, and $4,731, for the years ended December 31, 2002, 2001 and 2000, respectively. Lease terms generally range from one to ten years and some contain renewal options.

Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

              Operating Leases    Sale-Leaseback     Total
   2003           $ 4,478              $175         $  4,653
   2004             3,262                 -            3,262
   2005             2,540                 -            2,540
   2006             2,048                 -            2,048
   2007               587                 -              587
Thereafter             85                 -               85
                  -------              ----         --------
  Total           $13,000              $175         $ 13,175
                  =======              ====         ========

(b) LITIGATION--

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

(c) SELF-INSURANCE--

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

(d) SEVERANCE OBLIGATIONS--

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

(11) FACILITY CLOSING AND SEVERANCE EXPENSES

         During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the years ended December 31, 2000, 2001 and 2002 was as follows:

                                                                                          OTHER
                                            INVOLUNTARY       LEASE       RELOCATION      POST-
                                            TERMINATION    TERMINATION        OF         CLOSING
                                              BENEFITS        COSTS       OPERATIONS       COSTS          TOTAL
                                            -----------    -----------    -----------   -----------    -----------
                                                                     (AMOUNTS IN THOUSANDS)
Facility closing and severance
expenses ................................   $       834    $       553    $         -   $       697    $     2,084
Items charged against reserve ...........           (96)           (13)             -          (122)          (231)
                                            -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2000 ..............           738            540              -           575          1,853
Facility closing and severance
expenses ................................             -              -              -             -              -
Items charged against reserve ...........          (738)           (50)             -          (398)        (1,186)
                                            -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2001 ..............             -            490              -           177            667
Facility closing and severance
expenses ................................             -              -              -             -              -
Items charged against reserve ...........             -           (221)             -           (84)          (305)
                                            -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2002 ..............   $         -    $       269    $         -   $        93    $       362
                                            ===========    ===========    ===========   ===========    ===========

         The remaining lease termination costs are expected to be paid through 2007, and the remaining other post-closing costs are expected to be paid in 2003.

         During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2001 and 2002 was as follows:

                                                                                          OTHER
                                            INVOLUNTARY       LEASE       RELOCATION      POST-
                                            TERMINATION    TERMINATION        OF         CLOSING
                                              BENEFITS        COSTS       OPERATIONS       COSTS         TOTAL
                                            -----------    -----------    -----------   -----------    -----------
                                                                     (AMOUNTS IN THOUSANDS)
Facility closing and severance
expenses ................................   $     3,287    $       685    $         -   $       786    $     4,758
Items charged against reserve ...........        (2,356)          (161)             -             -         (2,517)
                                            -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2001 ..............           931            524              -           786          2,241
Facility closing and severance
expenses ................................             -              -            108             -            108
Items charged against reserve ...........          (931)          (314)          (108)         (475)        (1,828)
                                            -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2002 ..............   $         -    $       210    $         -   $       311    $       521
                                            ===========    ===========    ===========   ===========    ===========

         The remaining balance is expected to be paid through 2004, and the other post-closing costs are expected to be paid in 2003.

         During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2002 was as follows:

                                                                                          OTHER
                                            INVOLUNTARY       LEASE       RELOCATION      POST-
                                            TERMINATION    TERMINATION        OF         CLOSING
                                             BENEFITS        COSTS        OPERATIONS       COSTS         TOTAL
                                            -----------    -----------    -----------   -----------    -----------
                                                                     (AMOUNTS IN THOUSANDS)
Facility closing and severance
expenses ................................   $     4,441    $       650    $         -   $       200    $     5,291
Items charged against reserve ...........        (2,029)          (566)             -          (200)        (2,795)
                                            -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2002 ..............   $     2,412    $        84    $         -   $         -    $     2,496
                                            ===========    ===========    ===========   ===========    ===========

The remaining balance is expected to be paid through 2004, and the other post-closing costs are expected to be paid in 2003.

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

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    2002
                                         -----------------------------------------------------------
                                           First       Second       Third      Fourth        Full
       Quarterly Operating Data           Quarter      Quarter     Quarter     Quarter       Year
--------------------------------------   ---------    ---------   ---------   ---------    ---------
Net sales (as restated)                  $  82,772    $ 112,214   $ 110,526   $  93,225    $ 398,737
Gross profit                                26,517       36,587      36,623      29,149      128,876
Income (loss) before cumulative effect
  of change in accounting principle         (3,010)       2,890       2,587      (5,590)      (3,123)

                                                     2001
                          -----------------------------------------------------------
                            First       Second       Third      Fourth        Full
Quarterly Operating Data   Quarter      Quarter     Quarter     Quarter       Year
------------------------  ---------    ---------   ---------   ---------    ---------
Net sales (as restated)   $  88,312    $ 116,806   $ 115,650   $  94,723    $ 415,491
Gross profit                 26,610       40,847      39,357      32,456      139,270
Net income (loss)            (4,591)       1,245       2,000      (2,128)      (3,474)

                                                                    2000
                                          -----------------------------------------------------------
                                            First       Second       Third      Fourth        Full
       Quarterly Operating Data            Quarter      Quarter     Quarter     Quarter       Year
---------------------------------------   ---------    ---------   ---------   ---------    ---------
Net sales (as restated)                   $  81,305    $102,086    $ 113,263   $  90,413    $ 387,068
Gross profit                                 27,131      37,233       41,970      31,988      138,322
Income (loss) before extraordinary item         473      (7,784)       3,870        (694)      (4,135)

(14) RESTATEMENT

Subsequent to the issuance of the Company's December 31, 2002 consolidated financial statements, management restated the Company's December 31, 2002, 2001 and 2000 consolidated statements of operations to reflect the application of Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs" which was required to be adopted by the Company in the year ended December 31, 2000. EITF 00-10 requires that all shipping and handling costs billed to customers be recorded as sales and the actual costs incurred be recorded as a component of cost of sales. Before adopting EITF 00-10, the Company netted freight costs against freight revenue.

As a result of adopting EITF 00-10, the Company's December 31, 2002, 2001 and 2000 net sales and cost of sales both increased by approximately $20,453, $21,791 and $19,223, respectively, to reflect the inclusion of shipping revenues and costs, but there was no effect on previously reported gross profit, income from operations, net income (loss), cash flows or financial position. The effects of the restatement on the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                    December 31, 2002            December 31, 2001              December 31, 2000
                -------------------------    --------------------------    ---------------------------
                As Reported   As Restated    As Reported    As Restated    As Reported     As Restated
                -----------   -----------    -----------    -----------    -----------     -----------
Sales           $   378,284   $   398,737    $   393,700    $   415,491    $   367,845     $   387,068
Cost of Sales       249,408       269,861        254,430        276,221        229,523         248,746
                -----------   -----------    -----------    -----------    -----------     -----------
Gross Profit    $   128,876   $   128,876    $   139,270    $   139,270    $   138,322     $   138,322
                ===========   ===========    ===========    ===========    ===========     ===========

(15) SUBSEQUENT EVENT

(a) ACQUISITION--

On July 29, 2003, the Company completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $19,965 plus $535 in acquisition costs. The purchase price was comprised of $13,000 in cash and a non-interest bearing (other than in the case of default) senior unsecured note payable to the seller with a present value of $6,965 and a face amount of $12,000. The note was issued at a discount, is being accreted to the face value using the effective interest method and is reflected as interest expense. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 is due on December 31, 2003. Thereafter, annual payments of $1,000 are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6,000 due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, the Company has used an interest rate of 14.5%. The $13,000 of cash was funded through the issuance by the Company of 541,667 common shares valued at $13,000 in the aggregate to the Company's majority shareholder. The $535 in acquisition costs was funded through borrowings on the revolving credit facility.

The acquisition will be accounted for as a purchase, and the results of Safway have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair value of the assets acquired, as follows:

Rental equipment .............................   $ 20,035
Property, plant and equipment ................        500
Covenants not to compete .....................        465
Payable for covenants not to compete .........       (465)
                                                 --------
Purchase price ...............................   $ 20,535
                                                 ========

This allocation may change, as the Company's independent appraisal of the assets acquired and evaluations of costs to exit Safway's facilities has not been completed.

(b) SENIOR SECURED NOTES OFFERING

On June 9, 2003, the Company completed an offering of $165,000 of senior secured notes in a private placement. The notes mature in June 2008 and were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering were $156,895 and were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility. As a result of the transaction, the Company incurred a loss on the early extinguishment of long-term debt of $2,550.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                     Additions                       Deductions
                                        ---------------------------------      -----------------------
                                                                               Charges for
                                                                                  Which
                                        Balance at    Charged to                Reserves       Balance
                                        Beginning     Costs and                   Were         at End
                                         of year       Expenses     Other        Created       of Year
                                        ----------    ----------    -----      -----------     -------
Allowances for Doubtful Accounts and
Sales Returns and Allowances

For the year ended December 31, 2002    $    7,423    $    1,848    $   -      $    (4,410)    $ 4,861

For the year ended December 31, 2001         5,331         2,156      102 (1)         (166)      7,423

For the year ended December 31, 2000         5,589         2,740        -           (2,998)      5,331

----------

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position of our executive officers and directors as of September 26, 2003.

        Name              Age                             Position
----------------------    ---    ---------------------------------------------------------------
John A. Ciccarelli         64    Chairman of the Board of Directors
Stephen R. Morrey          48    President, Chief Executive Officer and Director
Raymond E. Bartholomae     57    Vice President and General Manager, Symons
Dennis P. Haggerty         52    Vice President, Supply Chain Management
Steven C. Huston           49    Vice President, General Counsel and Secretary
Mark K. Kaler              46    Vice President and General Manager, Construction Products Group
Edward J. Puisis           42    Vice President and Chief Financial Officer
Thomas W. Roehrig          38    Vice President of Corporate Accounting
Stephen Berger             64    Director
William F. Hopkins         40    Director
Douglas W. Rotatori        43    Director

         John A. Ciccarelli has been a Director since 1994 and Chairman of our Board of Directors since 2000. Mr. Ciccarelli was President and Chief Executive Officer from 1989 until 2002.

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

         Steven C. Huston has been Vice President, General Counsel and Secretary since January 2003. From January 2002 to January 2003, he was Deputy General Counsel and Assistant Secretary. Mr. Huston was in private practice from February 2001 through December 2001, and prior to that, served as Counsel--North America for Wm. Wrigley Jr. Company from March 1997 to February 2001.

         Mark K. Kaler has been Vice President and General Manager, Construction Products Group since October 2002. From April 1996 to October 2002, Mr. Kaler was Vice President and General Manager, American Highway Technology.

         Edward J. Puisis has been Vice President and Chief Financial Officer since August 2003. From March 1998 to August 2003 Mr. Puisis was General Manager of Finance and Administration and Chief Financial Officer of Gallatin Steel Company, a partnership owned by Dafasco and Gerdau Ameristeel.

         Thomas W. Roehrig has been Treasurer since August 2003 and Vice President of Corporate Accounting since February 2003. From April 1998 to February 2003, Mr. Roehrig served as Corporate Controller.

Stephen Berger is currently chairman of Odyssey Investment Partners, LLC. Prior to joining Odyssey Investment Partners, LLC, Mr. Berger was a general partner of Odyssey Partners, LP from 1993 through 1997. Mr. Berger also served as a director of Transdigm, Inc., a supplier of highly engineered commercial and military aircraft parts from 1998 to July 2003.

William F. Hopkins has been a member and Managing Principal of Odyssey Investment Partners, LLC since 1997. From 1994 to 1996, Mr. Hopkins was a principal in the private equity investing group of Odyssey Partners, LP. Mr. Hopkins also served as a director of Transdigm, Inc. from 1998 to July 2003, a supplier of highly engineered commercial and military aircraft parts.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the 2002, 2001, and 2000 compensation for our chairman, the chief executive officer and each of the other four most highly compensated executive officers who were serving as executive officers at December 31, 2002.


                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                            ANNUAL COMPENSATION               -----------------------------
                                     ----------------------------------           AWARDS          PAYOUTS
                                                           OTHER ANNUAL       --------------    -----------
                                      SALARY     BONUS     COMPENSATION           SHARES         LONG TERM
    NAME AND PRINCIPAL               --------              ------------         UNDERLYING       INCENTIVE         ALL OTHER
        POSITION             YEAR      ($)        ($)          ($)            OPTIONS (#)(2)    PAYOUTS ($)    COMPENSATION($)(1)
--------------------------   ----    --------   --------   ------------       --------------    -----------    -----------------
John A. Ciccarelli           2002    $390,000   $100,000   $          0                    0    $         0    $           16,000
   Chairman of the Board     2001     380,769     91,475              0                    0              0                13,600
   of Directors              2000     347,981    300,000              0              120,072              0                13,000

Stephen R. Morrey            2002    $173,077   $235,000   $     77,102(3)           100,000    $         0    $                0
   President and Chief
   Executive Officer

Raymond E. Bartholomae       2002    $210,000   $120,000   $          0                    0    $         0    $           16,000
   Vice President and        2001     206,750     90,000              0                    0              0                13,600
   General Manager,          2000     197,000    121,404              0               46,688              0                10,600
   Symons

Mark K. Kaler                2002    $184,077   $110,000   $          0                    0    $         0    $           13,000
   Vice President and        2001     149,231    160,214              0                    0              0                 7,650
   General Manager,          2000     129,250    110,000              0               44,496              0                 7,400
   Construction Products
   Group

Alan F. McIlroy(4)           2002    $240,000   $ 45,000   $          0                    0    $         0    $           13,000
   Vice President and        2001     236,539     96,406              0                    0              0                11,050
   Chief Financial Officer   2000     223,577    130,000              0               46,688              0                10,600

Michael C. Deis, Sr.         2002    $230,000   $ 35,000   $          0                    0    $         0    $           13,000
   Vice President of         2001     220,769     44,926              0                    0              0                11,050
   Operations, Supply        2000     184,904    120,000              0               68,543              0                10,600
   Chain Group

(1) Consists of:

                  Matching 401(k) Contributions   Contributions to 401(k) Savings Plan
                  -----------------------------   ------------------------------------
                   2002       2001       2000          2002       2001       2000
                  -------    -------    -------       -------    -------    -------
Mr. Ciccarelli    $ 4,000    $ 3,400    $ 3,400       $12,000    $10,200    $ 9,600
Mr. Morrey              0          0          0             0          0          0
Mr. Bartholomae     4,000      3,400      3,400        12,000     10,200      7,200
Mr. Kaler           4,000      3,400      3,400         9,000      4,250      4,000
Mr. McIlroy         4,000      3,400      3,400         9,000      7,650      7,200
Mr. Deis            4,000      3,400      3,400         9,000      7,650      7,200

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

(4) Mr. McIlroy, our former chief financial officer, resigned effective August 8, 2003. In connection with Mr. McIlroy's severance, Mr. McIlroy received a lump-sum payment of approximately $207,000, 24 months of salary continuation and a prorated bonus for 2003. All of his unexercised options were cancelled.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with each of Messrs. Ciccarelli, Morrey, Bartholomae, Kaler and Deis and four other executive officers. Generally, each employment agreement provides:

         - The term of employment is from one to four years from the date the agreement was signed.

         - The annual base salary, which may be increased by our Board of Directors in its discretion is as follows:

John A. Ciccarelli ................   $390,000
Stephen R. Morrey .................    375,000
Raymond E. Bartholomae ............    235,000
Mark K. Kaler .....................    227,000
Michael C. Deis, Sr. ..............    230,000

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

                              Option Grants in Last Fiscal Year
                     ----------------------------------------------------
                                        Individual Grants
                     ----------------------------------------------------
                      Number of      % of Total                              Potential Realizable Value at
                       Shares          Options                                  Assumed Annual Rates of
                     Underlying      Granted to    Exercise                  Stock Price Appreciation for
                       Options        Employees     Price      Expiration             Option Term
      Name           Granted (#)       in 2002      ($/Sh)        Date       -----------------------------
-----------------    -----------     ----------    --------    ----------        5%($)          10%($)
Stephen R. Morrey        100,000(1)        67.9%   $  27.50      7/15/12     $  1,072,896     $  3,208,905

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

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                          Number of Shares Underlying   Value of Unexercised In-the-
                                                            Unexercised Options at            Money Options at
                             Shares                             12/31/02 (#)                  12/31/02 ($)(1)
                          Acquired on        Value        ---------------------------   ----------------------------
       Name               Exercise (#)    Realized ($)     Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------    ------------    ------------    ---------------------------   ----------------------------
John A. Ciccarelli             -               -                  37,051/83,021                       $0/$0
Stephen R. Morrey              -               -                   6,250/93,750                         0/0
Raymond E. Bartholomae         -               -                  11,352/38,541                    20,135/0
Mark K. Kaler                  -               -                  19,575/36,617                   251,660/0
Alan F. McIlroy                -               -                  27,076/38,541                   136,015/0
Michael C. Deis, Sr.           -               -                  22,756/56,343                   226,386/0

(1) Represents the excess of $24.00, the fair market value as of December 31, 2002 based on an independent appraisal, over the aggregate option exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS.

The following table sets forth information with respect to the beneficial ownership of our common shares as of December 1, 2003 by:

         - each person known by us to beneficially own more than 5% of our common shares;

         - each of our directors and executive officers; and

         - all of our directors and executive officers as a group.

We have determined beneficial ownership as reported below in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Beneficial ownership generally includes sole or shared voting or investment power with respect to the shares and includes the number of common shares subject to all outstanding options. The percentages of our outstanding common shares are based on 4,554,269 shares outstanding, except for certain parties who hold options that are exercisable into common shares within 60 days. The percentages for those parties who hold options that are exercisable within 60 days are based on the sum of 4,554,269 shares outstanding plus the number of common shares subject to options exercisable within 60 days held by them and no other person, as indicated in the notes following the table. The number of common shares beneficially owned has been determined by assuming the exercise of options exercisable into common shares within 60 days. Unless otherwise indicated, voting and investment power are exercised solely by each individual and/or a member of his household.

                                                        Number of Common
                                                       Shares Beneficially    % of Common
Name of Beneficial Owner:                                     Owned             Shares
---------------------------------------------------    -------------------    -----------
Odyssey (1)                                                 4,208,317            92.4
Peter J. Astrauskas                                               400              *
Raymond E. Bartholomae (2)                                     33,629              *
Stephen Berger (3)                                          4,208,317            92.4
John A. Ciccarelli (4)                                         76,312             1.7
Dennis P. Haggerty (5)                                          5,500              *
Steven C. Huston (6)                                            1,760              *
William F. Hopkins(3)                                       4,208,317            92.4
Mark K. Kaler (7)                                              48,686             1.1
Edward J. Puisis (8)                                            5,624              *
Stephen R. Morrey(9)                                           39,546              *
Thomas W. Roehrig (10)                                          4,385              *
Douglas Rotatori(3)                                         4,208,317            92.4
All executive officers and directors as a group (12
    persons)(11)                                            4,424,159            95.0

* Signifies less than 1%.

(1) Consists of 4,208,317 common shares owned in the aggregate by Odyssey Investment Partners Fund, LP (the "Fund"), certain of its affiliates and certain co-investors (together with the Fund, "Odyssey"). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, New York.

(2) Includes 12,552 common shares issuable upon exercise of options exercisable within 60 days.

(3) Consists of 4,208,317 common shares owned in the aggregate by Odyssey. Messrs. Berger and Hopkins are managing members of the Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to the shares deemed to be beneficially owned by Odyssey. Mr. Rotatori is a member of Odyssey Investment Partners, LLC. Each of Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of these shares.

(4) Includes 37,051 common shares issuable upon exercise of options exercisable within 60 days.

(5) Includes 3,500 common shares issuable upon exercise of options exercisable within 60 days.

(6) Includes 760 common shares issuable upon exercise of options exercisable within 60 days.

(7) Includes 20,775 common shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 4,582 common shares issuable upon exercise of options exercisable within 60 days.

(9) Includes 25,000 common shares issuable upon exercise of options exercisable within 60 days.

(10) Includes 585 common shares issuable upon exercise of options exercisable within 60 days.

(11)As described in note 3, Messrs. Berger and Hopkins may each be deemed to share voting and investment power with respect to the shares beneficially owned by Odyssey and Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of the shares beneficially owned by Odyssey. Excluding the shares deemed to be owned by Odyssey, all executive officers and directors as a group beneficially own 215,841 common shares.

EQUITY COMPENSATION PLAN INFORMATION

                                                                              Number of securities
                                                                             remaining available for
                         Number of securities                                 future issuance under
                          to be issued upon          Weighted-average          equity compensation
                             exercise of            exercise price of           plans (excluding
                         outstanding options,      outstanding options,      securities reflected in
                         warrants and rights       warrants and rights             column (a))
   Plan Category                 (a)                       (b)                         (c)
---------------------    --------------------      --------------------      -----------------------
Equity compensation
plans approved by
security holders                 671,684                  $25.00                       35,386
---------------------    ---------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                       -                       -                            -
---------------------    ---------------------------------------------------------------------------
Total                            671,684                  $25.00                       35,386
---------------------    ---------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AND ROLLOVER AGREEMENTS

In connection with the 2000 recapitalization, we entered into employment and other "rollover" agreements with John A. Ciccarelli, Raymond E. Bartholomae and Mark K. Kaler, each of whom is an executive officer, and with Alan F. McIlroy, our former chief financial officer. Generally, the "rollover" agreements required each executive officer to retain common shares and, in most cases, stock options, with a specified aggregate value following the recapitalization. In some cases, the executive officer has agreed to exercise stock options in order to obtain some of the common shares which he has agreed to retain following the recapitalization. These agreements provided that if the executive officer exercised stock options in order to obtain some of the common shares he is required to retain and he so requested, we made a non-interest bearing, recourse loan to him in an amount equal to the exercise price of the options plus the estimated federal and state income tax liability he incurred in connection with the exercise. If the executive officer purchased some of the common shares he is required to retain and he so requested, we made a 6.39% interest deferred recourse loan to him. These loans are secured by a pledge of the shares issued.

As of September 26, 2003, the amounts outstanding were $68,987 for Mr. Ciccarelli, $369,989 for Mr. Morrey, $551,397 for Mr. Bartholomae, $287,981 for Mr. Kaler, and $177,379 for Mr. McIlroy. These amounts were also the largest amounts outstanding for these loans during the period January 1, 2000 through September 26, 2003, except for Mr. McIlroy, for whom the largest amount was $289,159.

ODYSSEY FINANCIAL SERVICES

During 2002, we reimbursed Odyssey for $228,000 of out-of-pocket expenses for travel, lodging and meals. In connection with the acquisition of Aztec Concrete Accessories, Inc. in 2001, we paid Odyssey a fee of $350,000. also, in 2001, we reimbursed Odyssey for $107,000 of out-of-pocket expenses for travel, lodging and meals.

MANAGEMENT STOCKHOLDERS' AGREEMENT

In connection with the consummation of the recapitalization, we along with Odyssey and our employee stockholders, including our executive officers, entered into a Management Stockholders' Agreement, which governs our common shares, options to purchase our common shares and shares acquired upon exercise of options. The Management Stockholders' Agreement provides that except for certain transfers to family members and family trusts, no management stockholder may transfer common stock except in accordance with the management stockholders' agreement. The Management Stockholders' Agreement also provides that, upon termination of the employment of a management stockholder, the management stockholder has certain put rights and we have certain call rights regarding his or her common stock. If the provisions of any law, the terms of credit and financing arrangements or our financial circumstances would prevent us from making a repurchase of shares pursuant to the management stockholders' agreement, we will not make the purchase until all of these prohibitions lapse, and will then also pay the management stockholder a specified rate of interest on the repurchase price. The Management Stockholders' Agreement further provides that in the event of certain transfers of common shares by Odyssey, the management stockholders may participate in these transfers and/or Odyssey may require the management stockholders to transfer their shares in the transactions, in each case on a pro rata basis. Certain management stockholders are entitled to participate on a pro rata basis with, and on the same terms as, Odyssey in any future offering of common shares.

ITEM 14. CONTROLS AND PROCEDURES.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

         Independent Auditors Report.

         Consolidated Balance Sheets as of December 31, 2002 and 2001.

         Consolidated Statements of Operations (as restated) for the years ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001, and 2000.

         Notes to Consolidated Financial Statements.

         (a)(2) Financial Statement Schedules

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DAYTON SUPERIOR CORPORATION
December 10, 2003

                                         By /s/ Stephen R. Morrey
                                            -----------------------
                                            Stephen R. Morrey
                                            President, Chief Executive Officer
                                            and Director

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

              10.3.1 Amended Employment Agreement dated May 13, 2002 by and
                     between Dayton Superior Corporation and Alan F. McIlroy       +

              10.4   Employment Agreement dated January 19, 2000 by and between
                     Dayton Superior Corporation and Raymond E. Bartholomae
                     [Incorporated herein by reference to Exhibit 10.12 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1999]                                            +*

              10.4.1 Amended Employment Agreement dated May 13, 2002 by and between Dayton Superior Corporation and Raymond E.
                     Bartholomae                                                   +

              10.5   Employment Agreement dated January 19, 2000 by and between
                     Dayton Superior Corporation and Michael C. Deis, Sr.
                     [Incorporated herein by reference to Exhibit 10.13 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1999]                                            +*

              10.5.1 Amended Employment Agreement dated May 13, 2002 by and
                     between Dayton Superior Corporation and Michael C. Deis       +*

              10.6   Employment Agreement dated January 19, 2000 by and between
                     Dayton Superior Corporation and James C. Stewart
                     [Incorporated herein by reference to Exhibit 10.14 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1999]                                            +*

              10.6.1 Amended Employment Agreement dated May 13, 2002 by and
                     between Dayton Superior Corporation and James C. Stewart      +

              10.7   Employment Agreement dated as of January 19, 2000 between
                     the Company and Mark K. Kaler, as amended effective June
                     16, 2000 [Incorporated by reference to Exhibit 10.20 to the
                     Company's Registration Statement on Form S-4 (Reg.
                     333-41392)]                                                   +*

              10.7.1 Amended Employment Agreement dated May 13, 2002 by and
                     between Dayton Superior Corporation and Mark K. Kaler         +

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

              10.8.1 Amended Employment Agreement dated May 13, 2002 by and
                     between Dayton Superior Corporation and James W. Fennessy     +

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

              10.13.2 Second Amendment to 2000 Stock Option Plan of Dayton
                     Superior Corporation dated July 15, 2002                      +

              10.13.3 Third Amendment to 2000 Stock Option Plan of Dayton
                     Superior Corporation dated October 23, 2002                   +

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

    (21)      SUBSIDIARIES OF THE REGISTRANT

              21.1   Subsidiaries of the Company                                   **

    (31)      RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

              31.1   Rule 13a-14(a)/15d-14(a) Certification of President and
                     Chief Executive Officer                                       **

              31.2   Rule 13a-14(a)/15d-14(a) Certification of Vice President
                     and Chief Financial Officer                                   **

    (32)      SECTION 1350 CERTIFICATIONS

              32.1   Sarbanes-Oxley Section 1350 Certification of President and
                     Chief Executive Officer                                       **

              32.2   Sarbanes-Oxley Section 1350 Certification of Vice President
                     and Chief Financial Officer                                   **

----------

* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participates.

** Filed herewith

+ Previously filed