Form 10-Q/A
period 2003-03-28
DAYTON SUPERIOR CORP
filed 2003-12-10
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-Q / A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                   COMMISSION FILE NUMBER
   MARCH 28, 2003                                               1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   OHIO                                        31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                              Identification No.)

7777 Washington Village Dr., Suite 130
         Dayton, Ohio                                              45459
--------------------------------                         -----------------------
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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. YES  X    NO
                      ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES       NO  X
                                       ----     ----

4,554,269 Common Shares were outstanding as of December 1, 2003

Part I.

                                Introductory Note

Subsequent to the filing by Dayton Superior Corporation (the "Company") of financial statements for the quarter ended March 28, 2003, the Company's management determined that the Company did not fully adopt Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs" in its financial statements. EITF 00-10 was required to be adopted in the year ended December 31, 2000. As a result, reclassifications were made to the condensed consolidated statements of operations for the three month periods ended March 28, 2003 and March 29, 2002 to conform to this guidance. The effects of the restatement on the three month period ended March 28, 2003 and March 29, 2002 are as follows (in thousands):

                                         Three Months Ended                               Three Months Ended
                                           March 28, 2003                                   March 29, 2002
                                As Reported              As Restated             As Reported              As Restated
                           ---------------------------------------------------------------------------------------------------------

Sales                               $68,223                  $71,994                 $78,502                 $82,613
Cost of Sales                        47,223                   50,994                  51,985                  56,096
                                   ---------                ---------               ---------               ---------
Gross Profit                        $21,000                  $21,000                 $26,517                 $26,517
------------------------------------------------------------------------------------------------------------------------------------

In addition, as a result of adopting EITF 00-10, the Company's December 31, 2002, 2001 and 2000 net sales and cost of sales both increased by $20,453, $21,791, and $19,223, respectively, to reflect the inclusion of shipping revenues and costs, but there was no effect on previously reported gross profit, income from operations, net income (loss), cash flows or financial position. The Company has filed a form 10-K/A for the year ended December 31, 2002 concurrently with the filing of this report. This Form 10-K/A will reflect the following restatement on the years ended December 31, 2002, 2001 and 2000.

                               December 31, 2002                  December 31, 2001                  December 31, 2000
                        -----------------------------------------------------------------------------------------------------------
                          As Reported      As Restated      As Reported       As Restated      As Reported       As Restated
                        -----------------------------------------------------------------------------------------------------------

Sales                          $378,284         $398,737          $393,700        $ 415,491         $ 367,845         $ 387,068
Cost of Sales                   249,408          269,861           254,430          276,221           229,523           248,746
                              ----------       ----------      ------------       ----------        ----------       ------------
Gross Profit                   $128,876         $128,876          $139,270        $ 139,270         $ 138,322         $ 138,322
                              ==========       ==========       ===========       ==========        =========         ===========


PART I. - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                   As of March 28, 2003 and December 31, 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                           March 28,        December 31,
                                                                                             2003               2002
                                                                                        -------------       -------------
                                       ASSETS

Current assets:
   Cash                                                                                    $   4,480        $     2,404
   Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $3,315 and $4,861                                        54,841             61,165
   Inventories (Note 2)                                                                       55,709             47,911
   Prepaid expenses and other current assets                                                   8,663              7,054
   Prepaid income taxes                                                                        5,507              4,009
   Future income tax benefits                                                                  6,194              6,194
                                                                                        -------------       -------------
       Total current assets                                                                  135,394            128,737
                                                                                        -------------       -------------

Rental equipment, net (Note 2)                                                                70,089             63,160
                                                                                        -------------       -------------

Property, plant and equipment                                                                107,363            103,846
   Less accumulated depreciation                                                             (44,934)           (42,600)
                                                                                        -------------       -------------
       Net property, plant and equipment                                                      62,429             61,246
                                                                                        -------------       -------------

Goodwill                                                                                     107,328            107,328
Intangible assets, net of accumulated amortization (Note 2)                                    8,139              8,405
Other assets                                                                                   6,223              5,095
                                                                                        -------------       -------------

                  Total assets                                                             $ 389,602          $ 373,971
                                                                                        =============       =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt (Note 3)                                         $     8,677        $     6,991
   Accounts payable                                                                           29,398             25,667
   Accrued compensation                                                                       16,122             20,948
   Other accrued liabilities                                                                  13,682              9,380
                                                                                        -------------       -------------
       Total current liabilities                                                              67,879             62,986

Long-term debt, net (Note 3)                                                                 309,174            292,545
Deferred income taxes                                                                         11,540             11,919
Other long-term liabilities                                                                   10,390             10,762
                                                                                        -------------       -------------
       Total liabilities                                                                     398,983            378,212
                                                                                        -------------       -------------

Shareholders' deficit:
  Common shares                                                                              102,525            102,525
  Loans to shareholders                                                                       (2,825)            (2,878)
  Treasury shares, at cost, 36,747 shares in 2003 and 2002, respectively                      (1,184)            (1,184)
  Cumulative other comprehensive loss                                                         (1,519)            (1,716)
  Accumulated deficit                                                                       (106,378)          (100,988)
                                                                                        -------------       -------------
       Total shareholders' deficit                                                            (9,381)            (4,241)
                                                                                        -------------       -------------

       Total liabilities and shareholders' deficit                                        $  389,602          $ 373,971
                                                                                        =============       =============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
       For The Three Fiscal Months Ended March 28, 2003 and March 29, 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                       As Restated       As Restated
                                                                                         March 28,         March 29,
                                                                                            2003             2002
                                                                                      --------------     -------------
Net sales                                                                                $ 71,994          $ 82,613

Cost of sales                                                                              50,994            56,096
                                                                                      --------------     -------------


   Gross profit                                                                            21,000            26,517

Selling, general and administrative expenses                                               19,561            23,228

Facility closing and severance expenses (Note 6)                                              395               121

Amortization of intangibles                                                                   129                73
                                                                                      --------------     -------------


   Income from operations                                                                     915             3,095

Other expenses
   Interest expense                                                                         8,061             8,006
   Other expense                                                                               41               105
                                                                                      --------------     -------------


   Loss before benefit for income taxes                                                    (7,187)           (5,016)

Benefit for income taxes                                                                   (1,797)           (2,006)
                                                                                      --------------     -------------


Net loss before cumulative effect of change in accounting principle                        (5,390)           (3,010)

Cumulative effect of change in accounting principle, net of income tax benefit
    of $2,754 (Note 2d)                                                                         -           (17,140)
                                                                                      --------------     -------------


   Net loss                                                                             $  (5,390)       $  (20,150)
                                                                                      ==============     =============



         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
       For The Three Fiscal Months Ended March 28, 2003 and March 29, 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         March 28,         March 29,
                                                                                            2003             2002
                                                                                         --------------    --------------
Cash Flows From Operating Activities:

   Net loss                                                                           $      (5,390)     $    (20,150)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                             5,733             5,020
     Amortization of intangibles                                                                129                73
     Cumulative effect of change in accounting principle (Note 2)                                 -            17,140
     Deferred income taxes                                                                     (378)           (1,925)
     Amortization of deferred financing costs and debt discount                                 605               567
       Gain on sales of rental equipment and property, plant and equipment                   (7,181)           (2,645)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                     6,324            (2,381)
      Inventories                                                                            (7,798)           (5,835)
      Accounts payable                                                                        3,732            (1,805)
      Accrued liabilities and other long-term liabilities                                      (896)           (4,899)
      Prepaid income taxes                                                                   (1,498)             (185)
      Other, net                                                                             (2,735)            1,664
                                                                                         --------------    --------------

           Net cash used in operating activities                                             (9,353)          (15,361)
                                                                                         --------------    --------------


Cash Flows From Investing Activities:
   Property, plant and equipment additions                                                   (2,521)           (3,847)
   Proceeds from sales of property, plant and equipment                                          10                 -
   Rental equipment additions                                                               (12,408)           (4,258)
   Proceeds from sales of rental equipment                                                   10,048             5,829
                                                                                         --------------    --------------

           Net cash used in investing activities                                             (4,871)           (2,276)
                                                                                         --------------    --------------


Cash Flows From Financing Activities:
   Issuance of long-term debt, net                                                           16,049            14,459
   Purchase of treasury shares                                                                    -              (188)
   Repayment of loans to shareholders                                                            53                83
   Issuance of common shares                                                                      -                39
                                                                                         --------------    --------------

           Net cash provided by financing activities                                         16,102            14,393
                                                                                         --------------    --------------


Effect of Exchange Rate Changes on Cash                                                         198                47
                                                                                         --------------    --------------


           Net increase (decrease) in cash                                                    2,076            (3,197)

Cash, beginning of period                                                                     2,404             4,989
                                                                                         --------------    --------------


Cash, end of period                                                                          $ 4,480         $  1,792
                                                                                         ==============    ==============

Supplemental Disclosures:
   Cash paid for income taxes, net                                                      $        66       $        94
   Cash paid for interest                                                                     2,360             2,287
   Purchase of equipment on capital lease                                                     2,000                 -


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
       For The Three Fiscal Months Ended March 28, 2003 and March 29, 2002
                             (Amounts in thousands)
                                   (Unaudited)





                                                                                        March 28,          March 29,
                                                                                          2003               2002
                                                                                     ---------------     --------------

Net loss                                                                                 $  (5,390)        $  (20,150)
Other comprehensive income:
     Foreign currency translation adjustment                                                   198                 47
                                                                                     ---------------     --------------

Comprehensive loss                                                                       $  (5,192)        $  (20,103)
                                                                                     ===============     ==============


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

(2)  ACCOUNTING POLICIES

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 2002, except as described in Note 7. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

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

                                                                                    March 28,            December 31,
                                                                                       2003                  2002
                                                                                   ---------------       --------------
         Raw materials                                                                 $ 13,809              $ 15,984
         Work in progress                                                                 3,416                 3,069
         Finished goods                                                                  39,727                29,932
                                                                                   ---------------       --------------

                                                                                         56,952                48,985
         Net realizable value reserve                                                    (1,243)               (1,074)
                                                                                   ---------------       --------------

                                                                                        $55,709               $47,911
                                                                                   ===============       ==============

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

                                                                                      Three fiscal months ended
                                                                                 --------------------------------------
                                                                                     March 28,             March 29,
                                                                                       2003                  2002
                                                                                 ------------------      --------------

         Rental revenue                                                                $ 6,645               $10,831
         Rental depreciation                                                             3,421                 2,987
         Other cost of sales                                                               867                 1,130
                                                                                 ------------------      --------------

            Gross profit                                                               $ 2,357                $6,714
                                                                                 ==================      ==============



     (d New Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required. Certain other intangible assets continue to be amortized over their estimated useful lives.

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

                                                                                         Three fiscal months ended
                                                                                    -----------------------------------
                                                                                         March 28,       March 29,
                                                                                           2003            2002
                                                                                    ------------------  ---------------
         Net loss                         As Reported                                    $(5,390)        $(20,150)
                                          Deduct: Total stock-based employee
                                          compensation expense determined under
                                          fair value-based method for all awards,
                                          net of related tax effect                          (66)             (51)
                                                                                    ------------------  ---------------

                                          Pro Forma                                       (5,456)         (20,201)

         Because the fair value method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     (f) Reclassifications -- Certain reclassifications have been made to the 2002 amounts to conform to their 2003 classifications.

(3) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of March 28, 2003 and December 31, 2002:

                                                                                    March 28, 2003     December 31, 2002
                                                                                  ------------------  -------------------
Revolving credit facility, weighted average interest rate of 4.7%                       $ 27,400             $ 10,050
Acquisition credit facility, weighted average interest rate of 4.4%                        9,250                9,250
Term Loan Tranche A, weighted average interest rate of 4.4%                               18,559               19,391
Term Loan Tranche B, weighted average interest rate of 4.9%                               97,269               97,516
Senior Subordinated Notes, interest rate of 13.0%                                        170,000              170,000
Debt discount on Senior Subordinated Notes                                               (10,109)             (10,374)
Debentures previously held by Dayton Superior Capital Trust, interest rate of
     9.1%, due on demand                                                                   1,110                1,110
Capital lease obligations                                                                  4,293                2,507
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                      79                   86
                                                                                  ------------------  -------------------
Total long-term debt                                                                     317,851              299,536
Less current maturities                                                                   (8,677)              (6,991)
                                                                                  ------------------  -------------------

Long-term portion                                                                       $309,174             $292,545
                                                                                  ==================  ===================


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

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

                                                                                       Three fiscal months ended
                                                                                 -------------------------------------
                                                                                  March 28, 2003       March 29, 2002
                                                                                 ------------------   ----------------
Revolving Credit Facility:
    Average borrowing                                                               $ 23,530              $ 9,005
    Maximum borrowing                                                                 32,050               18,550
    Weighted average interest rate                                                     5.5%                 8.1%

The credit facility contains certain restrictive covenants, which require that, among other things, the Company maintain a minimum interest coverage ratio, not exceed a certain leverage ratio, maintain a minimum EBITDA, as defined, and limit its capital expenditures. The Company was in compliance with its loan covenants as of March 28, 2003.

The Senior Subordinated Notes (the "Notes") have a principal amount of $170,000 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Common Shares for $0.01 per share. The Company's wholly owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; Dur-O-Wal, Inc.; and Southern Construction Products Inc.) have guaranteed the Notes on a full, unconditional and joint and several basis. The wholly owned foreign subsidiaries of the Company are not guarantors of the Notes and do not have any credit arrangements senior to the Notes. The following supplemental consolidating condensed balance sheets as of March 28, 2003 and December 31, 2002 and the supplemental consolidating condensed statements of operations and cash flows for the three fiscal months ended March 28, 2003 and March 29, 2002 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. The Company has not presented separate financial statements for the guarantor subsidiaries because management has determined that such financial statements would not be material to investors. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                              As of March 28, 2003

                                                     Dayton
                                                    Superior        Guarantor      Non Guarantor
                                                   Corporation    Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                   ------------   ------------     -------------    ------------     -------------
ASSETS
Cash                                                  $ 3,021          $   27          $ 1,432           $   -            $ 4,480
Accounts receivable, net                               31,121          22,845              875               -             54,841
Inventories                                            31,646          22,982            1,081               -             55,709
Intercompany                                           50,578         (50,152)           (426)               -                -
Other current assets                                   13,680           6,587               97               -             20,364
                                                   ------------   ------------     -------------    ------------     -------------

    TOTAL CURRENT ASSETS                              130,046           2,289            3,059               -            135,394
Rental equipment, net                                   4,267          65,781               41               -             70,089
Property, plant and equipment, net                     30,103          32,147              179               -             62,429
Investment in subsidiaries                            123,041             -            -               (123,041)              -
Other assets                                           56,475          65,215          -                     -            121,690
                                                   ------------   ------------     -------------    ------------     -------------

    TOTAL ASSETS                                     $343,932        $165,432          $ 3,279        $(123,041)         $389,602
                                                   ============   ============     =============    ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt                  $ 8,677        $ -                $  -             $   -            $ 8,677
Accounts payable                                       23,240           5,791              367               -             29,398
Accrued liabilities                                    22,536           7,120              148               -             29,804
                                                   ------------   ------------     -------------    ------------     -------------

    TOTAL CURRENT LIABILITIES                          54,453          12,911              515               -             67,879

Long-term debt, net                                   308,200             974          -                     -            309,174
Other long-term liabilities                             6,218          15,692               20               -             21,930
Total shareholders' equity (deficit)                 (24,939)         135,855            2,744         (123,041)          (9,381)
                                                   ------------   ------------     -------------    ------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                        $343,932        $165,432          $ 3,279        $(123,041)         $389,602
                                                   ============   ============     =============    ============     =============



                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2002

                                                    Dayton
                                                   Superior        Guarantor      Non Guarantor
                                                  Corporation    Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                  ------------   ------------     -------------    ------------     -------------

ASSETS
Cash                                                 $ 1,605          $ (687)         $ 1,486           $    -           $ 2,404
Accounts receivable, net                              30,223           30,487             455                             61,165
Inventories                                           23,408           23,180           1,323                -            47,911
Intercompany                                          56,498          (56,414)           (84)                -                 -
Other current assets                                   8,555            8,539             163                -            17,257
                                                  ------------   ------------     -------------    ------------     -------------


    TOTAL CURRENT ASSETS                             120,289            5,105           3,343                -           128,737
Rental equipment, net                                  4,268           58,846              46                -            63,160
Property, plant and equipment, net                    25,690           35,378             178                -            61,246
Investment in subsidiaries                           123,041                -               -         (123,041)                -
Other assets                                          53,497           67,331               -                -           120,828
                                                  ------------   ------------     -------------    ------------     -------------

    TOTAL ASSETS                                    $326,785         $166,660          $3,567        $(123,041)         $373,971
                                                  ============   ============     =============    ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt                 $ 6,991           $    -           $   -           $    -           $ 6,991
Accounts payable                                      13,983           11,407             277                -            25,667
Accrued liabilities                                   18,022           12,152             154                -            30,328
                                                  ------------   ------------     -------------    ------------     -------------

    TOTAL CURRENT LIABILITIES                         38,996           23,559             431                -            62,986
Long-term debt, net                                  292,545                -               -                -           292,545
Other long-term liabilities                            5,730           16,763             188                -            22,681
Total shareholders' equity (deficit)                (10,486)          126,338           2,948         (123,041)           (4,241)
                                                  ------------   ------------     -------------    ------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                       $326,785         $166,660          $3,567        $(123,041)         $373,971
                                                  ============   ============      ============    ============     =============



                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 28, 2003

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  ------------   ------------     -------------    ------------

Net sales                                           $41,593        $28,168            $2,233           $71,994
Cost of sales                                        29,328         20,208             1,458            50,994
                                                  ------------   ------------     -------------    ------------

   Gross profit                                      12,265          7,960               775            21,000
Selling, general and administrative
   expenses                                           9,814          9,322               425            19,561
Facility closing and severance expenses                 324             71                -                395
Amortization of intangibles                              73             56                -                129
Management fees                                        (75)            -                  75               -
                                                  ------------   ------------     -------------    ------------

   Income (loss) from operations                      2,129        (1,489)               275               915
Other expenses
   Interest expense                                   8,053              8                -              8,061
   Other expense                                          5             33                 3                41
                                                  ------------   ------------     -------------    ------------

   Income (loss) before provision (benefit)
     for income taxes                               (5,929)        (1,530)               272           (7,187)
Provision (benefit) for income taxes                (1,482)          (383)                68           (1,797)
                                                  ------------   ------------     -------------    ------------

Net income (loss) available to common
   shareholders                                    $(4,447)       $(1,147)             $ 204          $(5,390)
                                                  ============   ============     =============    ============


                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 29, 2002

                                                   Dayton
                                                  Superior        Guarantor      Non Guarantor
                                                 Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                  ------------   ------------     -------------    ------------

Net sales                                          $ 32,840        $ 48,751         $ 1,022          $ 82,613
Cost of sales                                        20,467          35,084             545            56,096
                                                  ------------   ------------     -------------    ------------

   Gross profit                                      12,373          13,667             477            26,517
Selling, general and administrative
   expenses                                          10,300          12,523             405            23,228
Facility closing and severance expenses                 121               -               -               121
Amortization of intangibles                              68               5               -                73
Management fees                                        (75)               -              75                 -
                                                  ------------   ------------     -------------    ------------

   Income (loss) from operations                      1,959           1,139             (3)             3,095
Other expenses
   Interest expense                                   7,880             126               -             8,006
   Other expense (income)                              (78)              90              93               105
                                                  ------------   ------------     -------------    ------------

   Income (loss) before provision (benefit)
     for income taxes                               (5,843)             923            (96)           (5,016)
Provision (benefit) for income taxes                (2,337)             369            (38)           (2,006)
                                                  ------------   ------------     -------------    ------------


Net income (loss) before cumulative effect of
    change in accounting principle                  (3,506)             554            (58)           (3,010)
Cumulative effect of change in
   accounting principle, net of income
   tax benefit of $2,754                                  -        (17,140)               -          (17,140)
                                                  ------------   ------------     -------------    ------------

Net loss                                           $(3,506)       $(16,586)          $ (58)         $(20,150)
                                                  ============   ===========      =============    ============

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 28, 2003

                                            Dayton                        Non
                                           Superior      Guarantor     Guarantor
                                          Corporation   Subsidiaries  Subsidiaries  Consolidated
                                          -----------   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $ (4,447)     $ (1,147)     $    204      $ (5,390)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization            1,998         4,457            12         6,467
      Deferred income taxes                     (378)           --            --          (378)
      Gain on sales of rental
        equipment and property, plant
        and equipment                           (203)       (6,970)           (8)       (7,181)
  Change in assets and liabilities,
    net of the effects of acquisitions       (17,164)       15,111          (818)       (2,871)
                                            --------      --------      --------      --------
      Net cash provided by (used in)
        operating activities                 (20,194)       11,451          (610)       (9,353)
                                            --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment
    additions                                   (570)       (1,951)           --        (2,521)
  Proceeds from sales of property,
    plant and equipment                           --            10            --            10
  Rental equipment additions                    (132)      (12,276)           --       (12,408)
  Proceeds from sales of rental
    equipment                                    290         9,742            16        10,048
                                            --------      --------      --------      --------
      Net cash provided by (used in)
        investing activities                    (412)       (4,475)           16        (4,871)
                                            --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of long-term debt, net             16,049            --            --        16,049
  Issuance of common shares                       53            --            --            53
  Intercompany                                 5,920        (6,262)          342            --
                                            --------      --------      --------      --------
      Net cash provided by (used in)
        financing activities                  22,022        (6,262)          342        16,102
                                            --------      --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH           --            --           198           198
                                            --------      --------      --------      --------

      Net increase (decrease) in cash          1,416           714           (54)        2,076

CASH, beginning of period                      1,605          (687)        1,486         2,404
                                            --------      --------      --------      --------

CASH, end of period                         $  3,021      $     27      $  1,432      $  4,480
                                            ========      ========      ========      ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 29, 2002

                                            Dayton                        Non
                                           Superior      Guarantor     Guarantor
                                          Corporation   Subsidiaries  Subsidiaries   Consolidated
                                          -----------   ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $ (3,506)     $(16,586)     $    (58)     $(20,150)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Depreciation and amortization            1,782         3,866            12         5,660
      Cumulative effect of change in
        accounting principle                      --        17,140            --        17,140
      Deferred income taxes                   (1,925)           --            --        (1,925)
      Gain on sales of rental
        equipment and property, plant
        and equipment                            (11)       (2,634)           --        (2,645)
  Change in assets and liabilities            (6,872)       (6,521)          (48)      (13,441)
                                            --------      --------      --------      --------
      Net cash used in operating
        activities                           (10,532)       (4,735)          (94)      (15,361)
                                            --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment
    additions                                 (2,657)       (1,182)           (8)       (3,847)
  Rental equipment additions                    (223)       (4,035)           --        (4,258)
  Proceeds from sales of rental
    equipment                                     99         5,730            --         5,829
                                            --------      --------      --------      --------
      Net cash provided by (used in)
        investing activities                  (2,781)          513            (8)       (2,276)
                                            --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net             14,459            --            --        14,459
  Purchase of treasury shares                   (188)           --            --          (188)
  Repayment of loans to shareholders              83            --            --            83
  Issuance of common shares                       39            --            --            39
  Intercompany                                (2,670)        2,690           (20)           --
                                            --------      --------      --------      --------
      Net cash provided by (used in)
        financing activities                  11,723         2,690           (20)       14,393
                                            --------      --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH           --            --            47            47
                                            --------      --------      --------      --------

      Net decrease in cash                    (1,590)       (1,532)          (75)       (3,197)

CASH, beginning of period                      2,714           832         1,443         4,989
                                            --------      --------      --------      --------
CASH, end of period                         $  1,124          (700)     $  1,368      $  1,792
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

A summary of the activity of the Company's stock option plans for the three fiscal months ended March 28, 2003 is presented in the table below:

                                                                   Weighted
                                                                    Average
                                                Number of       Exercise Price
                                                 Shares            Per Share
                                                 ------            ---------

Outstanding at December 31, 2002                 671,684             $25.00
Granted                                           37,859              27.50
Cancelled                                        (47,851)             26.64
                                                 -------              -----
Outstanding at March 28, 2003                    661,692             $25.02
                                                 =======             ======

(5) SEGMENT REPORTING

In an effort to reduce cost and enhance customer responsiveness, the Company consolidated its overhead structure from five marketing arms down to two effective January 1, 2003. Accordingly, the Company changed it's reporting as a result of this consolidation such that it now reports under two segments:
Construction Products Group and Symons. Construction Products Group and Symons sell primarily to external customers and are differentiated by their products and services, both of which serve the construction industry. Construction Products Group sells concrete accessories, which are used in connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars; masonry accessories, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls; paving products which are used in the construction and rehabilitation of concrete roads, highways, and airport runways to extend the life of the pavement; and construction chemicals which are used in conjunction with its other products. Symons sells and rents reusable engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens and construction chemicals which are used in conjunction with its other products.

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


                                           Three fiscal months ended
                                           -------------------------
                                         March 28, 2003  March 29, 2002
                                         --------------  --------------

Construction Products Group                  $ 47,739      $ 56,172
Symons                                         24,255        26,441
                                             --------      --------
Net sales to external customers              $ 71,994      $ 82,613
                                             ========      ========
Construction Products Group                  $  2,136      $  2,562
Symons                                          1,784         1,710
                                             --------      --------
Net sales to other segments                  $  3,920      $  4,272
                                             ========      ========

Construction Products Group                  $  1,242      $  4,069
Symons                                          4,900         4,026
Corporate                                      (3,034)       (3,015)
Intersegment Eliminations                      (2,193)       (1,985)
                                             --------      --------
Income from operations                       $    915      $  3,095
                                             ========      ========

Construction Products Group                  $  1,272      $  3,916
Symons                                          4,872         3,995
Corporate                                     (11,138)      (10,942)
Intersegment Eliminations                      (2,193)       (1,985)
                                             --------      --------
Loss before income taxes                     $ (7,187)     $ (5,016)
                                             ========      ========

Construction Products Group                  $  1,694      $  1,582
Symons                                          3,553         2,967
Corporate                                         486           471
                                             --------      --------
Depreciation                                 $  5,733      $  5,020
                                             ========      ========

Construction Products Group                  $     36      $     29
Symons                                             56             5
Corporate                                          37            39
                                             --------      --------
Amortization of goodwill and intangibles     $    129      $     73
                                             ========      ========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the three fiscal months ended March 28, 2003 and March 29, 2002 is as follows:

                                               Three fiscal months ended
                                               -------------------------
                                            March 28, 2003   March 29, 2002
                                            --------------   --------------

Construction Products Group                     $ 2,371         $ 2,846
Symons                                               34             747
Corporate                                           116             254
                                                -------         -------
Property, Plant and Equipment Additions         $ 2,521         $ 3,847
                                                =======         =======

Construction Products Group                     $   132         $   260
Symons                                           12,276           3,998
                                                -------         -------
Rental Equipment Additions                      $12,408         $ 4,258
                                                =======         =======

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of March 28, 2003 and December 31, 2002 is as follows:

                                            As of
                                   ---------------------------
                                   March 28,      December 31,
                                      2003            2002
                                    --------        ---------

Construction Products Group         $165,166         $159,955
Symons                               122,115          115,071
Corporate and Unallocated            102,321           98,945
                                    --------         --------
Total Assets                        $389,602         $373,971
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

The Company had also approved and implemented several facility closing and severance plans prior to December 31, 2002. The Company had established reserves for the expected future costs of severance, lease payments and other post-closing facility maintenance costs. Below is a summary of the amounts charged against the facility closing and severance reserves in 2003 and 2002:

                                            March 28, 2003    March 29, 2002
                                            --------------    --------------

Beginning Balance                               $ 3,379          $ 2,900

Facility Closing and Severance Expenses             395              121

Items Charged Against Reserve:
   Involuntary Termination Costs                 (1,394)            (454)
   Lease Termination Costs                         (138)            (201)
   Other Post-Closing Costs                        (319)            (532)
                                                -------          -------
Ending Balance                                  $ 1,923          $ 1,834
                                                =======          =======

(7) RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended March 28, 2003, the Company's management determined that the Company did not fully adopt Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs" in its financial statements. EITF 00-10 was required to be adopted in the year ended December 31, 2000. As a result, certain reclassifications were made to the condensed consolidated statements of operations for the three month periods ended March 28, 2003 and March 29, 2002 to conform to this guidance. The effects of the restatement on the three month period ended March 28, 2003 and March 29, 2002 are as follows (in thousands):

                                 Three Months Ended                      Three Months Ended
                                   March 28, 2003                          March 29, 2002
                          As Reported         As Restated         As Reported         As Restated
                       ------------------- ------------------- ------------------- -------------------

Sales                        $68,223              $71,994            $78,502             $82,613
Cost of Sales                 47,223               50,994             51,985              56,096
                             -------              -------            -------             -------
Gross Profit                 $21,000              $21,000            $26,517             $26,517

In addition, as a result of adopting EITF 00-10, the Company's December 31, 2002, 2001 and 2000 net sales and cost of sales both increased by $20,453, $21,791, and $19,223, respectively, to reflect the inclusion of shipping revenues and costs, but there was no effect on previously reported gross profit, income from operations, net income (loss), cash flows or financial position. The company has filed a form 10-K/A for the year ended December 31, 2002 concurrently with the filing of this report. This Form 10-K/A will reflect the following restatement on the years ended December 31, 2002, 2001 and 2000.

                        December 31, 2002           December 31, 2001            December 31, 2000
                    --------------------------- --------------------------- -----------------------------
                    As Reported   As Restated    As Reported   As Restated   As Reported    As Restated
                    ------------- ------------- -------------- ------------ --------------- -------------

Sales                   $378,284      $398,737       $393,700    $ 415,491       $ 367,845     $ 387,068
Cost of Sales            249,408       269,861        254,430      276,221         229,523       248,746
                        --------      --------       --------    ---------       ---------     ---------
Gross Profit            $128,876      $128,876       $139,270    $ 139,270       $ 138,322     $ 138,322
                        ========      ========       ========    =========       =========     =========

(8) SUBSEQUENT EVENT

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

The acquisition has been accounted for as a purchase, and the results of Safway have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair value of the assets acquired, as follows:

    Rental equipment                          $   20,035

    Property, plant and equipment                    500

    Covenants not to compete                         465

    Payable for covenants not to compete            (465)
                                              ----------
    Purchase price                            $   20,535
                                              ==========

This allocation may change, as the Company's independent appraisal of the assets acquired and evaluations of costs to exit Safway's facilities has not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction in terms of revenues. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. As of March 28, 2003, we had two principal operating divisions, which are organized around the following functional areas of expertise:

        -  Construction Products Group and
        -  Symons.

RESULTS OF OPERATIONS

As discussed in Note (7) to the unaudited financial statements for the three month periods ended March 28, 2003 and March 29, 2002 the Company's financial statements have been restated to correctly reflect the adoption of EITF 00-10. This MD&A gives effect to the restatements.

The following table summarizes our results of operations as a percentage of net sales.

                                                              THREE FISCAL MONTHS ENDED
                                                             -----------------------------
                                                               March 28,      March 29,
                                                                 2003           2002
                                                                 ----           ----

Net sales                                                       100.0%         100.0%
Cost of sales                                                    70.8           67.9
                                                                -----          -----
Gross profit                                                     29.2           32.1
Selling, general and administrative expenses                     27.2           28.1
Facility closing and severance expenses                           0.5            0.2
Amortization of intangibles                                       0.2            0.1
                                                                -----          -----
Income from operations                                            1.3            3.7
Interest expense                                                 11.3            9.7
Other expense                                                      -             0.1
                                                                -----          -----
Loss before benefit for income taxes                            (10.0)          (6.1)
Benefit for income taxes                                         (2.5)          (2.5)
                                                                -----          -----
Net loss before cumulative effect of change in accounting
   principle                                                     (7.5)          (3.6)
Cumulative effect of change in accounting principle                -           (20.7)
                                                                -----          -----
Net loss                                                         (7.5)%        (24.3)%
                                                                =====          =====

COMPARISON OF THREE FISCAL MONTHS ENDED MARCH 28, 2003 AND MARCH 29, 2002

NET SALES

Net sales decreased $10.6 million, or 12.9%, to $72.0 million in the first quarter of 2003 from $82.6 million in the first quarter of 2002. The following table summarizes our net sales by segment:

                                                   Three fiscal months ended
                                                   -------------------------
                                            March 28, 2003          March 29, 2002
                                            --------------          --------------
                                                        (In thousands)
                                        Net Sales        %       Net Sales        %        % Change
                                        ---------        -       ---------        -        --------

Construction Products Group               $49,875        69.3%     $58,734        71.1%      (15.1)%
Symons                                     26,039        36.2       28,151        34.1        (7.5)
Intersegment eliminations                  (3,920)       (5.5)      (4,272)       (5.2)       (8.2)
                                          -------       -----      -------       -----       -----
Net sales                                 $71,994       100.0%     $82,613       100.0%      (12.9)%
                                          =======       =====      =======       =====       =====

Net sales for the Construction Products Group decreased $8.9 million, or 15.1%, to $49.8 million in the first quarter of 2003 from $58.7 million in the first quarter of 2002, primarily due to the weaker markets in the first quarter of 2003 compared to 2002. In addition, the harsh winter weather in the first quarter of 2003 caused delays in the start of construction projects.

Net sales of Symons products decreased 7.5% to $26.0 million for the first quarter of 2003 compared to $28.1 million in the first quarter of 2002, primarily due to lower rental revenues and decreased sales of new products due to the weaker markets and the harsh winter weather in the first quarter of 2003 compared to 2002. This was partially offset by increased sales of used rental fleet as we continue to optimize rental fleet utilization.

GROSS PROFIT

Gross profit for the first quarter of 2003 was $21.0 million, a decrease of $5.5 million from $26.5 million in the first quarter of 2002. This was due primarily to the decreased revenues discussed previously, offset partially by the cost savings realized from the facility closing and severance plans implemented by management.

Gross margin was 29.2% in the first quarter of 2003, decreasing from 32.1% in the same quarter of 2002. This was due primarily to the combination of the fixed cost impact on the unfavorable sales volume and unfavorable pricing, both of which are attributable to our weaker markets in 2003 compared to 2002.

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

Below is a summary of the amounts charged against the facility closing and severance reserve during the first quarter of 2003 and 2002:


                                                              March 28, 2003    March 29, 2002
                                                              --------------    --------------
 Beginning Balance                                                 $3.3              $2.9

 Facility Closing and Severance Expenses                            0.4               0.1

 Items Charged Against Reserve:
    Involuntary Termination Costs                                  (1.4)             (0.5)
    Lease Termination Costs                                        (0.1)             (0.2)
    Other Post-Closing Costs                                       (0.3)             (0.5)
                                                                   ----              ----
 Ending Balance                                                    $1.9              $1.8
                                                                   ====              ====

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

LOSS BEFORE INCOME TAXES

Loss before income taxes in the first quarter of 2003 was $(7.2) million as compared to $(5.0) million in the first quarter of 2002 and was comprised of the following:

                                                  Three fiscal months ended
                                                  -------------------------
                                              March 28, 2003     March 29, 2002
                                              --------------     --------------
                                                        (In thousands)
         Construction Products Group             $ 1,272           $ 3,916
         Symons                                    4,872             3,995
         Corporate                               (11,138)          (10,942)
         Intersegment eliminations                (2,193)           (1,985)
                                                 -------           -------
         Loss before income taxes                $(7,187)          $(5,016)
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

As of March 28, 2003, our long-term debt consisted of the following:

                                                                          March 28, 2003
                                                                          --------------

Revolving credit facility, weighted average interest rate of 4.7%              $ 27.4
Acquisition credit facility, weighted average interest rate of 4.4%               9.2
Term Loan Tranche A, weighted average interest rate of 4.4%                      18.6
Term Loan Tranche B, weighted average interest rate of 4.9%                      97.3
Senior Subordinated Notes, interest rate of 13.0%                               170.0
Debt discount on Senior Subordinated Notes                                      (10.1)
Debentures previously held by Dayton Superior Capital Trust, interest
    rate of 9.1%, due on demand                                                   1.1
Capital lease obligations                                                         4.3
City of Parsons, Kansas Economic Development Loan, interest rate of
    7.0%                                                                          0.1
                                                                               ------
Total long-term debt                                                            317.9
Less current maturities                                                          (8.7)
                                                                               ------
Long-term portion                                                              $309.2
                                                                               ======

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

We received a commitment for an $80.0 million senior secured revolving credit facility in November 2003, which would be used to refinance the existing $50 million revolving credit facility. The proposed facility will have no financial covenants and will be subject to availability under a borrowing base calculation. The facility is expected to be put in place by the end of 2003. Closing of this transaction is contingent upon normal due diligence.

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

To the extent we use cash for all or part of any future acquisitions, we expect to raise the cash from our business operations, from borrowings under our senior credit facility or, if feasible and attractive, by issuing long-term debt or additional common shares. If we incur additional debt to finance acquisitions, our total interest expense will increase.

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. Safway Formwork is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The face value of the note is $12.0 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment is due on December 31, 2003. Thereafter, annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13.0 million of cash was funded through the issuance of 541,667 common shares valued at $13.0 million to the Company's majority shareholder. The common shares were valued at $24.00 per share in an independent third party appraisal completed as of December 31, 2002.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found in our annual report on Form 10-K/A for the year ended December 31, 2002. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

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

                - $23.5 million term loan tranche A, $22.3 million of which was drawn and $18.6 million was outstanding at March 28, 2003; and

                - $98.5 million term loan tranche B, all of which was drawn and
                  $97.3 million was outstanding at March 28, 2003;

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

PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

As a result of the correction of the adoption of EITF 00-10 the Company has filed a Form 10K/A for 2002 reflecting the correct adoption of EITF 00-10 for all prior periods. As a result of fully adopting EITF 00-10, the Company's net sales and cost of sales both increased by an equal amount ($3.8 million and $4.1 million in the three months ended March 28, 2003 and March 29, 2002, respectively) to reflect the inclusion of shipping revenues and costs, but there was no effect on the Company's operating income, net income, or cash flows for any period.


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



                                      DAYTON SUPERIOR CORPORATION



        DATE: December 10,  2003           BY:   /s/   Edward J. Puisis
              ------------------              --------------------------

                                              Edward J. Puisis
                                              Vice President and Chief Financial
                                              Officer

INDEX TO EXHIBITS


Exhibit No.    Description



        (31)          Rule 13a-14(a)/15d-14(a) Certifications

                      31.1 Rule 13a-14(a)/15d-14(a) Certification of President
                           and Chief Executive Officer

                      31.2 Rule 13a-14(a)/15d-14(a) Certification of Vice
                         President and Chief Financial Officer



        (32)          Section 1350 Certifications


                      32.1 Sarbanes-Oxley Section 1350 Certification of
                           President and Chief Executive Officer

                      32.2 Sarbanes-Oxley Section 1350 Certification of Vice
                           President and Chief Financial Officer