Form 10-K/A
period 2002-12-31
DAYTON SUPERIOR CORP
filed 2003-12-12
CIK 854709

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

PART I.

                     SUMMARY OF ISSUE REQUIRING FORM 10-K/A

We are amending our Form 10-K/A for the year ended December 31, 2002 in order to include the table of financial information required for "Item 6. Selected Financial Data," which was inadvertently omitted from our Form 10-K/A for the year ended December 31, 2002 that we filed on December 10, 2003. No other changes have been made in this amendment.

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

                                                         Year Ended December 31,
                                       ---------------------------------------------------------------
                                         2002           2001        2000          1999         1998
                                       ---------     ---------    ---------    ---------    ----------
                                     (as restated) (as restated) (as restated)
                                                               (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales(1)                           $ 398,737     $ 415,491    $ 387,068    $ 322,170    $ 282,849
Cost of sales(1)                         269,861       276,221      248,746      201,445      178,499
                                       ---------     ---------    ---------    ---------    ---------
Gross profit                             128,876       139,270      138,322      120,725      104,350
Selling, general and administrative
  expenses                                91,221        97,532       92,941       79,819       72,316
Facility closing and severance
  expenses(2)                              5,399         7,360        2,517           --           --
Amortization of goodwill and
  intangibles                                603         3,912        2,508        2,369        2,213
                                       ---------     ---------    ---------    ---------    ---------
Income from operations                    31,653        30,466       40,356       38,537       29,821
Interest expense, net                     33,967        35,024       22,574       11,661       11,703
Lawsuit judgment                              --            --       15,341(3)        --           --
Loss on early extinguishment of
  long-term debt                              --            --        7,761(4)        --           --
Loss on disposals of property,
  plant and equipment                      1,115            --           --           --           --
Other expense (income), net                   80            95          293          230         (202)
                                       ---------     ---------    ---------    ---------    ---------
Income (loss) before provision
  (benefit) for income taxes and
  cumulative effect of change in
  accounting principle                    (3,509)       (4,653)      (5,613)      26,646       18,320
Provision (benefit) for income
  taxes                                     (386)       (1,179)      (1,478)      11,991        8,244
                                       ---------     ---------    ---------    ---------    ---------
Income (loss) before cumulative
  effect of change in accounting
  principle                               (3,123)       (3,474)      (4,135)      14,655       10,076
Cumulative effect of change in
  accounting principle, net of
  income tax benefit                     (17,140)(6)        --           --           --           --
                                       ---------     ---------    ---------    ---------    ---------
Net income (loss)                        (20,263)       (3,474)      (4,135)      14,655       10,076
Dividends on company-obligated
  mandatorily redeemable
  convertible trust preferred
  securities, net of income
  tax benefit                                 --            --          583          320           --
                                       ---------     ---------    ---------    ---------    ---------
Net income (loss) available to
  common shareholders                  $ (20,263)    $  (3,474)   $  (4,718)   $  14,335    $  10,076
                                       =========     =========    =========    =========    =========

OTHER FINANCIAL DATA:
Depreciation and
  amortization                         $  21,453     $  22,202    $  15,121    $  14,086    $  12,289
Property, plant
  and equipment
  additions, net                           9,267         9,755       11,483        7,469        6,118
Rental equipment
  additions, net                         (17,230)        3,191          801        4,052        6,783
Balance Sheet Data (at period end):
Working Capital                        $  65,751     $  56,943    $  60,868    $  50,469    $  39,727
Goodwill and Intangibles                 115,733       136,626       97,044       75,522       70,130
Total Assets                             373,971       396,843      335,418      278,679      253,620
Long-term debt (including
  current portion)                       299,536       291,946      245,925      105,173      118,205
Convertible trust
  preferred securities                         -             -            -       19,556            -
Shareholders' equity
  (deficit)                               (4,241)       16,721       13,196       88,772       74,588

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

                                         DAYTON SUPERIOR CORPORATION
December 12, 2003

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