Form 10-K
period 2003-12-31
DAYTON SUPERIOR CORP
filed 2004-03-30
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2003

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

As of March 29, 2003, there were 4,554,827 common shares outstanding, all of which were privately held and not traded on a public market. As of June 30, 2003, none of the outstanding shares were held by non-affiliates.

In this Annual Report on Form 10-K, unless otherwise noted, the terms "Dayton Superior," "we," "us" and "our" refer to Dayton Superior Corporation and its subsidiaries.

                                     PART I

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

                                     GENERAL

         We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. In many of our product lines, we believe we are the market leader in terms of revenues competing primarily in two segments of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices, hotels and manufacturing facilities.

         We derive our revenue from a mix of sales of consumable products (accessories, chemicals, etc.) and the sale and rental of engineered concrete forming equipment. Through our network of 26 service/distribution centers, we serve over 5,000 customers, comprised of independent distributors and a broad array of pre-cast concrete manufacturers, general contractors, subcontractors and metal fabricators. We sell most of our 21,000 products under well established, industry-recognized brand names, and manufacture the vast majority of these products "in-house." We believe that the breadth of our product offerings and national distribution network allow us to service the largest customer base in the industry by providing a "one-stop" alternative to our customers. We believe that none of our competitors can match our combination of product breadth and national reach. In addition, our nationwide customer base enables us to efficiently cross-sell our products and provides us with a platform from which we can broadly distribute newly developed and acquired product lines. Finally, our national customer base provides us with geographically dispersed sales, which can mitigate the effects of regional economic downturns.

         In an effort to reduce costs and enhance customer responsiveness, effective January 1, 2003, we reorganized our company from six autonomous manufacturing and sales divisions into two sales units ("CPG" and Symons) and a new product fulfillment unit (Supply Chain). CPG and Symons are primarily responsible for sales, customer service and new product development. As part of this effort, we reorganized most of our manufacturing and distribution operations into our Supply Chain unit, which manufactures and distributes our products in support of CPG and Symons.

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

SYMONS

         We believe we are the leading North American manufacturer, in terms of revenues, of concrete forming systems, which are reusable, engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens. Symons both rents and sells its forms through a network of 16 company-operated distribution centers and through numerous third party distributors, some of whom also purchase accessories and chemicals from CPG.

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

                                  MANUFACTURING

         We manufacture a substantial majority of the products we sell. As part of our reorganization effective January 1, 2003, we reorganized most of our manufacturing and distribution operations into Supply Chain, our new product fulfillment unit, which manufactures and distributes our products in support of CPG and Symons. CPG obtains the majority of the products it sells from the Supply Chain group and manufactures its chemicals product line. Symons obtains Steel-Ply(R) forms from the Supply Chain unit and manufactures and assembles or outsources some of the manufacturing involved in some of the other all-steel forms.

         Most of our CPG products are manufactured in 17 facilities throughout the United States. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.

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

         We are currently moving a significant percentage of our annual production requirements to Reynosa, Mexico. We believe that by relocating a portion of our manufacturing to Mexico, we will realize approximately $5 million in savings annually. We also intend to outsource some of our production requirements to lower cost foreign producers, which we believe will generate significant additional savings.

                                  DISTRIBUTION

         We distribute our products through over 1,100 independent distributors, and our own network of 26 service/distribution centers located in the United States and Canada. We have 10 distribution centers dedicated to our CPG business unit and 16 distribution centers dedicated to our Symons business unit.

         Some locations carry more than one of our product lines. We ship most of our products to our service/distribution centers from our manufacturing plants; however, a majority of our centers also are able to produce smaller batches of some products on an as-needed basis to fill rush orders. We have an on-line inventory tracking system for CPG, which enables our customer service representatives to identify, reserve and ship inventory quickly from any of our locations in response to telephone orders.

                               SALES AND MARKETING

         We employed approximately 280 sales and marketing personnel at December 31, 2003, of whom approximately two-thirds were field sales people and one-third were customer service representatives. Sales and marketing personnel are located in all of our service/distribution centers. We produce product catalogs and promotional materials that illustrate certain construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects and engineers to secure the use of our products whenever possible.

         We consider our engineers to be an integral part of the sales and marketing effort. Our engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects.

                                   CUSTOMERS

         We have over 5,000 customers, of which approximately 50% purchase our products for resale. Our customer base is geographically diverse, with no customer accounting for more than 3% of net sales in 2003.

         CPG. CPG has approximately 2,600 customers, consisting of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors. We estimate that approximately 85% of the customers of this business unit purchase our products for resale. The largest customer of the business unit accounted for approximately 5% of the business unit's 2003 net sales.

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

         SYMONS. Symons has approximately 2,500 customers, consisting of distributors, precast and prestressed concrete manufacturers, general contractors and subcontractors. We estimate that approximately 90% of the customers of this business unit are the end-users of its products, while approximately 10% of those customers purchase its products for resale or re-rent. This business unit's largest customer accounted for 7% of the business unit's 2003 net sales.

                                  RAW MATERIALS

         Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. We currently purchase materials from over 600 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. Steel, in its various forms, constitutes approximately 20% of our cost of sales. We are currently facing rising steel prices and a potential impending steel shortage. We have responded by increasing our sales prices in October 2003, January 2004, and March 2004 and will continue to announce pricing increases in response to rising steel costs.

                                   COMPETITION

         Our industry is highly competitive in most product categories and geographic regions. We compete with a limited number of full-line national manufacturers of concrete accessories, concrete forming systems and paving products, and a much larger number of regional manufacturers and manufacturers with limited product lines. We believe competition in our industry is largely based on, among other things, price, quality, breadth of product lines, distribution capabilities (including quick delivery times), and customer service. Due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, some local or regional manufacturers and suppliers may have a competitive advantage over us in a given region. We believe the size, breadth, and quality of our product lines provide us with advantages of scale in both distribution and production relative to our competitors.

                             TRADEMARKS AND PATENTS

         We sell most products under the registered trade names Dayton Superior(R), Dayton/Richmond(R), Symons(R), Aztec(R), BarLock(R), Conspec(R), Edoco(R), Dur-O-Wal(R) and American Highway Technology(R), which we believe are widely recognized in the construction industry and, therefore, are important to our business. Although some of our products (and components of some products) are protected by patents, we do not believe these patents are material to our business. At December 31, 2003, we had approximately 200 trademarks and 140 patents.

                                    EMPLOYEES

         As of December 31, 2003, we employed approximately 700 salaried and 1,200 hourly personnel, of whom approximately 800 of the hourly personnel and 7 of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Long Beach, California; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois manufacturing/distribution plants and our service/distribution center in Atlanta, Georgia are covered by collective bargaining agreements. We believe we have good employee and labor relations.

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

                          RISKS RELATED TO OUR BUSINESS

CYCLICALITY OF CONSTRUCTION INDUSTRY--The construction industry is cyclical, and a continued significant downturn in the construction industry could further decrease our revenues and profits and adversely affect our financial condition. Because our products primarily are used in infrastructure construction and non-residential building, our sales and earnings are strongly influenced by construction activity, which historically has been cyclical. Construction activity can decline because of many factors we cannot control, such as:

- weakness in the general economy;

- a decrease in government spending at the federal and state levels;

- interest rate increases; and

- changes in banking and tax laws.

SUBSTANTIAL LEVERAGE--Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the exchange notes. We have a significant amount of indebtedness and debt service requirements. The following chart shows certain important credit statistics as of December 31, 2003:

Total long-term indebtedness, including current maturities ....   $341.8 million
Shareholders' deficit .........................................   $  7.3 million

Our substantial indebtedness could have important consequences. For example, it could:

- make it more difficult for us to satisfy our obligations under outstanding indebtedness;

- increase our vulnerability to general adverse economic and industry conditions;

- require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

- limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

- place us at a disadvantage to our competitors that have less debt; and

- limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

In addition, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future under the terms of the indenture that will govern the notes, the senior subordinated notes, the senior credit facility and other indebtedness. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we, and they, now face could increase.

NET LOSSES--Our business has experienced net losses over the past several periods. We reported net losses of approximately $20.3 million in 2002 and $17.1 million in 2003. Our results of operations will continue to be affected by events and conditions both within and beyond our control, including competition, economic, financial, business and other conditions. Therefore, we cannot assure you that we will not continue to incur net losses in the future.

PRICE INCREASES AND AVAILABILITY--We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our cost of sales in 2003. Historically, steel prices have fluctuated and we are currently facing rising steel prices and a potential impending steel shortage. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

WEATHER-RELATED RISKS--Weather causes our operating results to fluctuate and could adversely affect the demand for our products and decrease our revenues. Our operating results tend to fluctuate from quarter to quarter because, due to weather, the construction industry is seasonal in most of North America, which is where almost all of our sales are made. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales typically are the lowest of the year and we experience a net loss. Our net sales and operating income in the fourth quarter also generally are less than in the second and third quarters. In addition, severe weather could adversely affect our business, financial condition and results of operation. Adverse weather, such as unusually prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction activity over wide regions of the country. For example, an unusually severe winter, such as the 2002-2003 winter, leads to reduced construction activity and magnifies the seasonal decline in our revenues and earnings during the winter months. Although weather conditions have not historically had a material long-term effect on our results of operations, sustained extreme adverse weather conditions could have a material adverse effect on our business, financial condition and results of operations.

CHEMICAL PRODUCTS COMPETITION--We are significantly smaller than some of our construction chemical competitors. In the sale of some construction chemicals, we must compete with a number of national and international companies that are many times larger than we are in terms of total assets and annual revenues. Because our resources are more limited, we may not be able to compete effectively and profitably on a sustained basis in the markets in which those competitors are actively present.

POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES--We may be liable for costs under certain environmental laws, even if we did not cause any environmental problems. Changes in environmental laws or unexpected investigations could adversely affect our business. Our business and our facilities are subject to a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. Pursuant to certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation and remediation of hazardous materials at the property. These laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these statutes) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation and remediation of these substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them. We believe we are in material compliance with applicable environmental laws. However, because we own and operate a number of facilities where industrial activities have been historically conducted and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation and remediation, as well as capital costs associated with compliance with these laws. These environmental costs have not been material in the past and are not expected to be material in the future. Nevertheless, more stringent environmental laws as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation could impose material costs and liabilities on us, which could have a material adverse effect on our business, financial condition and results of operations.

CONSOLIDATION OF OUR DISTRIBUTORS--Increasing consolidation of our distributors may negatively affect our earnings. We believe that there is an increasing trend among our distributors to consolidate into larger entities. As our distributors increase in size and market power, they may be able to exert pressure on us to reduce prices or create price competition by dealing more readily with our competitors. If the consolidation of our distributors does result in increased price competition, our sales and profit margins may be adversely affected.

UNREALIZED COST SAVINGS--We may not realize or continue to realize the cost savings that we have achieved or anticipate achieving from our manufacturing cost improvement programs and company reorganization. Beginning in 2001, we implemented strategic initiatives designed to reduce our manufacturing costs, and beginning in the second half of 2002, we began to consolidate our operating divisions and eliminate redundant overhead expense. Our future cost savings expectations with respect to these initiatives are necessarily based upon a number underlying estimates and assumptions, which may or may not prove to be accurate. In addition, these underlying estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control.

INCREASED DEPENDENCE ON FOREIGN OPERATIONS--Political and economic conditions in Mexico could adversely affect us. Our manufacturing cost improvement programs have resulted in our moving a significant percentage of our annual production requirements to Reynosa, Mexico. The success of our operations in Mexico will depend on numerous factors, many of which will be beyond our control, including our inexperience with operating in Mexico or abroad, generally, general economic conditions, currency fluctuations, restrictions on the repatriation of assets, compliance with Mexican laws and standards and political risks.

PRODUCT MIX PROFIT MARGINS--A change in the mix of products we sell could negatively affect our earnings. Some of our products historically have had narrow profit margins. If the mix of products we sell shifts to include a larger percentage of products with narrow profit margins, our earnings may be negatively affected.

RISKS ASSOCIATED WITH ACQUISITIONS--We may complete acquisitions that disrupt our business. If we make acquisitions, we could do any of the following, which could adversely affect our business, financial condition and results of operations:

- incur substantial additional debt, which may reduce funds available for operations and future opportunities and increase our vulnerability to adverse general economic and industry conditions and competition;

- assume contingent liabilities; or

- take substantial charges to write off goodwill and other intangible assets.

In addition, acquisitions can involve other risks, such as:

- difficulty in integrating the acquired operations, products and personnel into our existing business;

- costs, which are greater than anticipated or cost savings, which are less than anticipated;

- diversion of management time and attention; and

- adverse effects on existing business relationships with our suppliers and customers and the suppliers and customers of the acquired business.

COMPETITION--The markets in which we sell our products are highly competitive. We compete against some national and many regional rivals. The uniformity of products among competitors results in substantial pressure on pricing and profit margins. As a result of these pricing pressures, we may in the future experience reductions in the profit margins on our sales, or we may be unable to pass any cost increases on to our customers. We believe that our purchasing power, nationwide distribution network, marketing capabilities and manufacturing efficiency allow us to competitively price our products. We cannot assure you that we will be able to maintain or increase our current market share of our products or compete successfully in the future.

CONTROL BY ODYSSEY--We are controlled by Odyssey Investment Partners, LLC. Odyssey and its co-investors indirectly own 92% of our outstanding common shares and, therefore, have the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock. The interests of Odyssey and its affiliates could conflict with the interest of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Odyssey investors, as holders of our equity, might conflict with the interests of our note holder. Affiliates of Odyssey may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though these transactions might involve risks to holders of our notes.

RISKS ASSOCIATED WITH OUR WORKFORCE--We depend on our highly trained employees, and any work stoppage or difficulty hiring similar employees would adversely affect our business. We could be adversely affected by a shortage of skilled employees. As of December 31, 2003, approximately 40% of our employees were unionized. We are subject to several collective bargaining agreements with these employees. There are six collective bargaining agreement expiring in 2004, covering hourly employees at the Parsons, Kansas; Miamisburg, Ohio; Aurora, Illinois; Atlanta, Georgia; City of Industry, California, and Santa Fe Springs, California facilities. Although we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods and operate on relatively short lead times for our products, any shortage of labor could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL--If we lose our senior management, our business may be adversely affected. The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain "key person" life insurance on any of our key employees.

RESTRICTIVE COVENANTS--Our senior credit facility and our note indentures contain various covenants which limit the discretion of our management in the operation of our business including, among other things, our ability to:

- incur additional debt;

- pay dividends or distributions on our capital stock or repurchase our capital stock;

- enter into guarantees;

- issue preferred stock of subsidiaries;

- restrict the rights of our subsidiaries to make distributions to us;

- make certain investments;

- create liens to secure debt;

- enter into transactions with affiliates;

- merge or consolidate with another company;

- transfer and sell assets;

- change the terms of certain of our debt; and

- create new subsidiaries.

In addition, if we fail to comply with our senior credit facility, our note indentures, or any other subsequent financing agreements, a default could occur. Such a default could allow the lenders, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders could terminate any commitments they had made to supply us with further funds.

ITEM 2. PROPERTIES.

         Our corporate headquarters are located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities are located throughout North America, as follows:


                                                                                            Leased/       Size          Lease
       Location                        Use                   Principal Business Unit        Owned       (Sq. Ft.)  Expiration Date
---------------------       --------------------------     --------------------------       ------      -------    ---------------
Birmingham, Alabama         Manufacturing/Distribution     Construction Products Group      Leased      287,000    12/12/ 2021
Des Plaines, Illinois       Manufacturing/Distribution     Symons                           Owned       171,650
Miamisburg, Ohio            Manufacturing/Distribution     Construction Products Group      Owned       126,000
Parsons, Kansas             Manufacturing/Distribution     Construction Products Group      Owned        98,250
Aurora, Illinois            Manufacturing/Distribution     Construction Products Group      Owned       109,000
Kankakee, Illinois          Manufacturing/Distribution     Construction Products Group      Leased      107,900     12/31/2007
Tremont, Pennsylvania       Manufacturing/Distribution     Construction Products Group      Owned        86,000
New Braunfels, Texas        Manufacturing/Distribution     Symons                           Owned        89,600
Fontana, California         Manufacturing/Distribution     Construction Products Group      Leased      114,275     12/31/2007
Parker, Arizona             Manufacturing/Distribution     Construction Products Group      Leased       60,000     Month to Month
Modesto, California         Manufacturing/Distribution     Construction Products Group      Leased       54,100     12/31/2007
Reynosa, Mexico             Manufacturing/Distribution     Construction Products Group      Leased      110,000     07/16/2006
Atlanta, Georgia            Service/Distribution           Construction Products Group      Leased       49,392     08/31/2006
Grand Prairie, Texas        Service/Distribution           Construction Products Group      Leased       45,000     12/31/2004
Seattle, Washington         Service/Distribution           Construction Products Group      Leased       40,640     06/30/2006
Toronto, Ontario            Manufacturing/Distribution     Construction Products Group      Leased       45,661     01/31/2005
Oregon, Illinois            Service/Distribution           Construction Products Group      Owned        39,000
Kansas City, Kansas         Manufacturing/Distribution     Construction Products Group      Owned        33,000
Folcroft, Pennsylvania      Service/Distribution           Construction Products Group      Owned        32,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is no established public trading market for our common shares. As of December 31, 2003, there were 35 holders of our common shares. On October 22, 2003, we sold 400 Common Shares to Peter J. Astrauskas at an aggregate price of $9,600 ($24.00 per share) in connection with the employment of Mr. Astrauskas as our Vice President, Engineering. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2003. The selected historical financial information as of and for the years ended December 31, 1999 and 2000 has been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP, our former independent public accountants. The selected historical financial information as of and for the years ended December 31, 2001, 2002, and 2003 have been derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP. Our audited consolidated financial statements for the three years ended December 31, 2003 are included elsewhere herein. You should read the following table together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section below and our restated consolidated financial statements and their related notes included elsewhere herein.

                                                                                 Year Ended December 31,
                                                      -------------------------------------------------------------------------
                                                         2003            2002            2001           2000             1999
                                                      ---------       ---------       ---------       ---------       ---------
                                                                                 (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales                                             $ 377,854       $ 398,737       $ 415,491       $ 387,068       $ 322,170
Cost of sales                                           273,598         269,861         276,221         248,746         201,445
                                                      ---------       ---------       ---------       ---------       ---------
Gross profit                                            104,256         128,876         139,270         138,322         120,725
Selling, general and administrative expenses             87,020          91,221          97,532          92,941          79,819
Facility closing and severance expenses (1)               2,294           5,399           7,360           2,517               -
Amortization of goodwill and intangibles                    944             603           3,912           2,508           2,369
                                                      ---------       ---------       ---------       ---------       ---------
Income from operations                                   13,998          31,653          30,466          40,356          38,537
Interest expense                                         39,955          33,967          35,024          22,574          11,661
Lawsuit judgment                                              -               -               -          15,341(2)            -
Loss on early extinguishment of long-term debt            2,480(4)            -               -           7,761(3)            -
Loss (gain) on disposals of property, plant
  and equipment                                            (636)          1,115              (7)              -               -
Other expense                                                20              80             102             293             230
                                                      ---------       ---------       ---------       ---------       ---------
Income (loss) before provision (benefit)
  for income taxes and cumulative effect of
  change in accounting principle                        (27,821)         (3,509)         (4,653)         (5,613)         26,646
Provision (benefit) for income taxes                    (10,713)           (386)         (1,179)         (1,478)         11,991
                                                      ---------       ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of
  change in accounting principle                        (17,108)         (3,123)         (3,474)         (4,135)         14,655
Cumulative effect of change in accounting
  principle, net of income tax benefit                        -         (17,140)(5)           -               -               -
                                                      ---------       ---------       ---------       ---------       ---------
Net income (loss)                                       (17,108)        (20,263)         (3,474)         (4,135)         14,655
Dividends on Company-obligated mandatorily
  redeemable convertible trust preferred
  securities, net of income tax benefit                       -               -               -             583             320
                                                      ---------       ---------       ---------       ---------       ---------
Net income (loss) available to common shareholders    $ (17,108)      $ (20,263)      $  (3,474)      $  (4,718)      $  14,335
                                                      =========       =========       =========       =========       =========

                                                                   Year Ended December 31,
                                               -----------------------------------------------------------
                                                  2003         2002         2001        2000        1999
                                               ---------    ---------    ---------   ---------   ---------
                                                                   (dollars in thousands)
Other Financial Data:
Depreciation and amortization                  $  26,878    $  21,453    $  22,202   $  15,121   $  14,086
Property, plant and equipment additions, net       6,935        9,267        9,755      11,483       7,469
Rental equipment additions, net                  (12,152)     (17,230)       3,191         801       4,052

Balance Sheet Data (at period end):
Working Capital                                $  71,594    $  65,751    $  56,943   $  60,868   $  50,469
Goodwill and Intangibles                         119,932      115,733      136,626      97,044      75,522
Total Assets                                     393,384      373,971      396,843     335,418     278,679
Long-term debt (including current portion)       341,890      299,536      291,946     245,925     105,173
Convertible trust preferred securities                 -            -            -           -      19,556
Shareholders' equity (deficit)                    (7,267)      (4,241)      16,721      13,196      88,772

(1) From 2000 through 2003, we approved and implemented several plans to exit additional manufacturing and distribution facilities and reduce overall headcount to keep our cost structure aligned with our net sales. We describe the facility closing and severance expenses relating to these consolidation efforts in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Facility Closing and Severance Expenses."

(2) Symons was a defendant in a civil suit brought by EFCO Corp., a competitor of Symons in one portion of their business. In October 2000, Symons satisfied a judgment of $14.1 million, post-judgment interest of $1.1 million, and defense costs of $0.1 million, by payment to EFCO from our cash on hand and from our revolving credit facility.

(3) During June 2000, in connection with the recapitalization, we refinanced our then-existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security. As a result we recorded a loss in 2000 of $7.8 million, comprised of the following:

Expense deferred financing costs on previous long-term debt                                                     $ 2.7
Prepayment premium on extinguishments of long-term debt and interest rate swap agreements                         0.5
Expense issuance costs on company-obligated mandatorily redeemable convertible trust Preferred securities         1.7
Prepayment premium on conversion of company-obligated mandatorily redeemable
convertible trust preferred securities into debentures                                                            2.1
Financing cost for unused long-term debt commitment                                                               0.8
                                                                                                                -----
                                                                                                                $ 7.8
                                                                                                                =====

This loss was recorded as an extraordinary loss in 2000 and subsequently was reclassified as an ordinary loss as a result of our adoption in 2003 of SFAS No. 145, "Rescission of FASB Statement Nos. 4,44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

(4) On June 9, 2003, we completed an offering of $165 million of senior second secured notes (the "Senior Notes") in a private placement. The notes mature in June 2008 and were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $157 million and were used to repay our acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility, which was subsequently increased by $24.4 million. As a result of the transactions, we incurred a loss on the early extinguishment of long-term debt of $2.5 million, due to the expensing of deferred financing costs. The Senior Notes are secured by substantially all assets of the Company.

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

         In an effort to reduce costs and enhance customer responsiveness, effective January 1, 2003, we reorganized our company from six autonomous manufacturing and sales divisions into two sales units (CPG and Symons) and a new product fulfillment unit (Supply Chain). CPG and Symons are primarily responsible for sales, customer service and new product development. As part of this effort, we reorganized most of our manufacturing and distribution operations into our Supply Chain unit, which manufactures and distributes our products in support of CPG and Symons.

CPG. CPG derives its revenues from the sale of products primarily to independent distributors and contractors. CPG also provides some equipment on a rental basis. CPG obtains the majority of the products it sells from the Supply Chain product fulfillment group and manufactures its chemicals product line. Cost of sales for CPG consists primarily of purchased steel and other raw materials, as well as the costs associated with manufacturing, assembly, testing, and associated overhead. Orders from customers for our paving products are affected by state and local governmental infrastructure expenditures and their related bid processes. Due to the project-oriented nature of paving jobs, these products generally are made to order.

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

SUPPLY CHAIN. As part of our reorganization, effective January 1, 2003, we reorganized most of our manufacturing and distribution operations into Supply Chain, our new product fulfillment unit, which manufactures and distributes our products in support of CPG and Symons. In addition to manufacturing Steel-Ply(R) forms for Symons, we design and manufacture or customize most of the machines we use to produce concrete accessories, and these proprietary designs allow for quick changeover of machine set-ups. This flexibility, together with our extensive distribution system, enables CPG to deliver many of its concrete accessories within 24 hours of a customer order. We are currently moving a significant percentage of our annual production requirements to Reynosa, Mexico. We believe that by relocating a portion of our manufacturing to Mexico, we will realize approximately $5 million in savings annually. We also intend to outsource some of our production requirements to lower cost foreign producers, which we believe will generate significant additional savings. For segment reporting purposes, we include Supply Chain within CPG.

SAFWAY FORMWORK ACQUISITION

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. Safway Formwork is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2003 was $6.4 million. The face value of the note is $12.0 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with a present value of $1.6 million. The note is being accreted to the face value of $2.0 million using the effective interest method and is reflected as interest expense. Minimum payments on the note are $199,000 in 2004 and 2005, $397,000 in 2006 and 2007,
and $795,000 in 2008. Payments may be accelerated if certain revenue targets are met.

Safway Formwork sold and rented concrete forming and shoring systems, principally European style products designed and manufactured by TK's affiliated European concrete forming and shoring business, to a national customer base. For the period from October 1, 2002 through July 25, 2003, Safway Formwork had revenues of $17.0 million. By acquiring the Safway Formwork rental fleet assets, which had a gross book value at July 25, 2003 of approximately $41.8 million, we expect to increase our presence in the concrete forming and shoring systems business and expand our product offerings by advancing our plan to continue augmenting Symons' existing rental fleet with European clamping systems. As part of the asset acquisition we entered into an exclusive manufacturing and distribution agreement with certain of TK's affiliates under which we were granted the exclusive right to manufacture, design, market, offer, sell and distribute certain European formwork products within the United States, Mexico and Canada. The acquisition has been accounted for as a purchase, and the results of Safway Formwork have been included in our consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed.

FACILITY CLOSING AND SEVERANCE EXPENSES

         During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the years ended December 31, 2001, 2002, and 2003 was as follows:

                                                                                         OTHER
                                               INVOLUNTARY     LEASE      RELOCATION      POST-
                                               TERMINATION  TERMINATION       OF         CLOSING
                                                BENEFITS       COSTS      OPERATIONS      COSTS      TOTAL
                                               -----------  -----------   ----------    ---------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Balance, January 1, 2001 ....................   $    738     $    540      $      -     $    575    $  1,853
Facility closing and severance expenses .....          -            -             -            -           -
Items charged against reserve ...............       (738)         (50)            -         (398)     (1,186)
                                                --------     --------      --------     --------    --------
Balance, December 31, 2001 ..................          -          490             -          177         667
Facility closing and severance expenses .....          -            -             -            -           -
Items charged against reserve ...............          -         (221)            -          (84)       (305)
                                                --------     --------      --------     --------    --------
Balance, December 31, 2002 ..................          -          269             -           93         362
Facility closing and severance expenses .....          -         (212)            -            -        (212)
Items charged against reserve ...............          -          (57)            -          (93)       (150)
                                                --------     --------      --------     --------    --------
Balance, December 31, 2003 ..................   $      -     $      -      $      -     $      -    $      -
                                                ========     ========      ========     ========    ========

         During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2001, 2002, and 2003 was as follows:

                                                                                         OTHER
                                               INVOLUNTARY     LEASE      RELOCATION      POST-
                                               TERMINATION  TERMINATION       OF         CLOSING
                                                BENEFITS       COSTS      OPERATIONS      COSTS      TOTAL
                                               -----------  -----------   ----------    ---------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Facility closing and severance expenses .....    $ 3,287      $   685      $      -      $   786     $ 4,758
Items charged against reserve ...............     (2,356)        (161)            -            -      (2,517)
                                                 -------      -------      --------      -------     -------
Balance, December 31, 2001 ..................        931          524             -          786       2,241
Facility closing and severance expenses .....          -            -           108            -         108
Items charged against reserve ...............       (931)        (314)         (108)        (475)     (1,828)
                                                 -------      -------      --------      -------     -------
Balance, December 31, 2002 ..................          -          210             -          311         521
Facility closing and severance expenses .....          -          379             -            -         379
Items charged against reserve ...............          -         (175)            -         (311)       (486)
                                                 -------      -------      --------      -------     -------
Balance, December 31, 2003 ..................    $     -      $   414      $      -      $     -     $   414
                                                 =======      =======      ========      =======     =======

     The remaining lease termination costs are expected to be paid in 2004.

         During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2002, and 2003 was as follows:

                                                                                         OTHER
                                               INVOLUNTARY     LEASE      RELOCATION      POST-
                                               TERMINATION  TERMINATION       OF         CLOSING
                                                BENEFITS       COSTS      OPERATIONS      COSTS      TOTAL
                                               -----------  -----------   ----------    ---------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Facility closing and severance expenses .....    $  4,441    $    650      $      -     $    200    $  5,291
Items charged against reserve ...............      (2,029)       (566)            -         (200)     (2,795)
                                                 --------    --------      --------     --------    --------
Balance, December 31, 2002 ..................       2,412          84             -            -       2,496
Facility closing and severance expenses .....         202         (11)            -            -         191
Items charged against reserve ...............      (2,414)        (73)            -            -      (2,487)
                                                 --------    --------      --------     --------    --------
Balance, December 31, 2003 ..................    $    200    $      -      $      -     $      -    $    200
                                                 ========    ========      ========     ========    ========

         The remaining involuntary termination benefits are expected to be paid in 2004.

         During 2003, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 was as follows:

                                                                                         OTHER
                                               INVOLUNTARY     LEASE      RELOCATION      POST-
                                               TERMINATION  TERMINATION       OF         CLOSING
                                                BENEFITS       COSTS      OPERATIONS      COSTS      TOTAL
                                               -----------  -----------   ----------    ---------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Facility closing and severance expenses ....     $   988      $    27       $    -       $   921    $ 1,936
Items charged against reserve ..............        (988)         (27)           -          (921)    (1,936)
                                                 -------      -------       ------       -------    -------
Balance, December 31, 2003 .................     $     -      $     -       $    -       $     -    $     -
                                                 =======      =======       ======       =======    =======

RESULTS OF OPERATIONS

         The following table summarizes our results of operations as a percentage of net sales for the periods indicated:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   2003      2002      2001
                                                                                   ----      ----      ----
Product sales                                                                       79.9%     79.8%     80.8%
Rental revenue                                                                       9.6      11.3      13.8
Used rental equipment sales                                                         10.5       8.9       5.5
                                                                                   -----     -----     -----
   Net sales                                                                       100.0     100.0     100.0
                                                                                   -----     -----     -----

Product cost of sales                                                               78.5      74.5      74.3
Rental cost of sales                                                                65.5      43.0      31.9
Used rental equipment cost of sales                                                 32.2      38.4      37.7
                                                                                   -----     -----     -----
   Cost of sales                                                                    72.4      67.7      66.5
                                                                                   -----     -----     -----

Product gross profit                                                                21.5      25.5      25.7
Rental gross profit                                                                 34.5      57.0      68.1
Used rental equipment gross profit                                                  67.8      61.6      62.3
                                                                                   -----     -----     -----
   Gross profit                                                                     27.6      32.3      33.5

Selling, general and administrative expenses                                        23.0      22.9      23.5
Facility closing and severance expenses                                              0.6       1.4       1.8
Amortization of goodwill and intangibles                                             0.2       0.1       0.9
                                                                                   -----     -----     -----
Income from operations                                                               3.7       7.9       7.3
Interest expense                                                                    10.6       8.5       8.4
Loss on early extinguishment of long-term debt                                       0.7         -         -
Loss (gain) on disposals of property, plant, and equipment                          (0.2)      0.3         -
Other expense                                                                          -         -         -
                                                                                   -----     -----     -----
Income (loss) before provision (benefit) for income taxes                           (7.4)     (0.9)     (1.1)
Provision (benefit) for income taxes                                                (2.8)     (0.1)     (0.3)
                                                                                   -----     -----     -----
Income (loss) before cumulative effect of change in accounting principle            (4.5)     (0.8)     (0.8)
Cumulative effect of change in accounting principle, net of income tax benefit         -      (4.3)        -
                                                                                   -----     -----     -----
Net income (loss)                                                                   (4.5)%    (5.1)%    (0.8)%
                                                                                   =====     =====     =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2003

NET SALES. Our 2003 net sales were $377.9 million, a 5.2% decrease from $398.7 million in 2002. The following table summarizes our net sales by segment for the periods indicated:

                                                     YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------
                                                 2003                        2002
                                         ----------------------     ----------------------
                                                           (IN THOUSANDS)
                                                                                                     %
                                           SALES            %         SALES            %           CHANGE
                                         ---------        -----     ---------        -----         ------
Construction Products Group:
  Product sales                          $ 262,753         69.5%    $ 278,473         69.8%         (5.6)%
  Rental revenue                             3,194          0.8         4,694          1.2         (32.0)
  Used rental equipment sales                4,403          1.2         4,085          1.0           7.8
                                         ---------         ----     ---------         ----
     Total Construction Products Group     270,350         71.5       287,252         72.0          (5.9)

Symons:
  Product sales                             60,936         16.1        60,773         15.2           0.3
  Rental revenue                            33,100          8.8        40,386         10.1         (18.0)
  Used rental equipment cost of sales       35,320          9.3        31,556          7.9          11.9
                                         ---------         ----     ---------         ----
     Total Symons                          129,356         34.2       132,715         33.2          (2.5)

Intersegment eliminations                  (21,852)        (5.8)      (21,230)        (5.3)          2.9
                                         ---------         ----     ---------         ----
               Net sales                 $ 377,854        100.0%    $ 398,737        100.0%         (5.2)%
                                         =========        =====     =========        =====

CPG's sales decreased by 5.9% to $270.4 million in 2003 from $287.3 million in 2002. This decrease was due to unfavorable volume, as the construction products markets were weaker in 2003 compared to 2002.

Symons' sales decreased by 2.5% to $129.4 million in 2003 from $132.7 million in 2002. Product sales increased 0.3% to $60.9 million from $60.8 million. Rental revenues decreased 18.0% to $33.1 million in 2003 from $40.4 million in 2002. The acquisition of Safway contributed $5.2 million of rental revenues in the five months after acquisition. This was offset by lower revenues in existing product lines, due to lower rental rates and, to a lesser extent, volume, both due to weaker markets. We estimate that approximately 80% of the decrease in rental revenues in existing product lines is due to rates. Symons' sales of used rental equipment increased 11.9% to $35.3 million from $31.6 million. Safway contributed $4.4 million with the remaining increase due to customers desiring to increase their own fleet of rental equipment.

GROSS PROFIT. Gross profit for 2003 was $104.3 million, a $24.6 million decrease from the $128.9 million reported for 2002. Gross profit was 27.6% of sales in 2003, decreasing from 32.3% in 2002. Product gross profit was $64.8 million, or 21.5% of product sales, in 2003, compared to $81.2 million, or 25.5% of product sales in 2002. The decrease in percent of product sales was due to higher costs of steel of approximately $1.8 million, insurance and health care benefits of approximately $2.5 million, consistent with general market trends, and the impact of fixed costs on lower product sales.

Rental gross profit decreased by $13.2 million to $12.5 million, or 34.5% of rental revenue, in 2003 from $25.7 million, or 57.0 % of rental revenue in 2002. Lower rental revenues of $8.8 million and higher depreciation expense of $4.5 million were the causes for the decline. Approximately $2.9 million of the higher depreciation expense was due to the acquisition of Safway.

Gross profit on used rental equipment sales was $26.9 million, or 67.8% of used rental equipment sales, compared to $22.0 million, or 61.6% of used rental equipment sales, in 2002. The increase in percent of used rental equipment sales was due to older equipment with less net book value being sold.

OPERATING EXPENSES. Our selling, general, and administrative expenses decreased $4.2 million to $87.0 million in 2003 from $91.2 million in 2002, as a result of the cost reduction initiatives we implemented in 2003 and 2002, which more than offset the $3.3 million added by the acquisition of Safway.

Facility closing and severance expenses in 2003 were approximately $2.3 million and approximately $5.4 million in 2002.

Amortization of intangibles increased $0.3 million to $0.9 million in 2003 from $0.6 million in 2002, due to the amortization of intangibles acquired with Safway.

OTHER EXPENSES. Interest expense increased to $40.0 million in 2003 from $34.0 million in 2002, due to higher interest rates on the new Senior Secured Notes and higher outstanding long-term debt balances in 2003. The gain on disposals of property, plant and equipment was $0.6 million in 2003, as compared to a loss of $1.1 million in 2002. The 2003 amount related to real estate disposed due to being redundant with an acquired Safway leased facility. The 2002 amount related to the write-off of certain assets that were disposed of in conjunction with our facility closing plans.

LOSS BEFORE BENEFIT FOR INCOME TAXES, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The loss before income taxes and cumulative effect of change in accounting principle in 2003 was $27.8 million, as compared to $3.5 million in 2002, and was comprised of the following:

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                    2003                2002
                                                                 ----------          ----------
                                                                         (IN THOUSANDS)
Construction Products Group                                      $   18,057          $   28,265
Symons                                                               20,733              27,076
Intersegment eliminations                                           (11,695)            (11,032)
Corporate, including interest expense                               (54,916)            (47,818)
                                                                 ----------          ----------
        Loss before benefit for income taxes, and
        cumulative effect of change in accounting principle      $  (27,821)         $   (3,509)
                                                                 ==========          ==========

CPG's income before provision for income taxes of $18.1 million in 2003 decreased from $28.3 million in 2002. Gross profit decreased by $13.0 million due to the unfavorable sales volume, and higher steel, insurance, and benefit costs discussed above. These were partially offset by the benefit of $2.4 million of selling, general, and administrative expenses from the cost reductions we implemented. All other items netted to a decrease in income of $0.3 million.

Symons' income before income taxes was $20.7 million in 2003, compared to $27.1 million in 2002. This was due to lower gross profit of $9.2 million, primarily due to lower rental revenues from weaker markets in 2003 compared to 2002. These were partially offset by the benefit of lower selling, general, and administrative expenses of $3.0 million from the cost reduction initiatives we implemented. All other items netted to a decrease in income of $0.2 million.

Corporate expenses increased to $54.9 million in 2003 from $47.8 million in 2002 primarily due to higher interest expense, which increased by $6.0 million.

Elimination of gross profit on intersegment sales increased to $11.7 million in 2003 from $11.0 million in 2002 due to higher intersegment sales from more cross selling of products.

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The effective tax rate in 2003 was 38.5%, which is different from the statutory rate, primarily due to the state income taxes. The net loss before cumulative effect of change in accounting principle for 2003 was $17.1 million, compared to a loss of $3.1 million in 2002 due to the factors described above.

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

NET LOSS. The net loss for 2003 was $17.1 million, compared to a loss of $20.3 million in 2002 due to the factors described above.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2002

NET SALES. Our 2002 net sales were $398.7 million, a 4.0% decrease from $415.5 million in 2001. The following table summarizes our net sales by segment for the periods indicated:

                                            YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                       2002                       2001
                              ----------------------     ----------------------
                                                 (AS RESTATED)
                                                 (IN THOUSANDS)
                                                                                          %
                              NET SALES          %       NET SALES          %           CHANGE
                              ---------        -----     ---------        -----         ------
Construction Products Group   $ 287,252         72.0%    $ 296,365         71.3%         (3.1)%
Symons                          132,715         33.3       140,168         33.7          (5.3)
Intersegment eliminations       (21,230)        (5.3)      (21,042)        (5.0)          0.9
                              ---------         ----     ---------         ----
     Net sales                $ 398,737        100.0%    $ 415,491        100.0%         (4.0)%
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

LOSS BEFORE BENEFIT FOR INCOME TAXES, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The loss before income taxes and cumulative effect of change in accounting principle in 2002 was $3.5 million, as compared to $4.7 million in 2001, and was comprised of the following:

                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                  2002                  2001
                                                               ----------             ---------
                                                                        (IN THOUSANDS)
Construction Products Group                                    $   28,265             $  29,315
Symons                                                             27,076                31,324
Intersegment eliminations                                         (11,032)              (11,187)
Corporate, including interest expense                             (47,818)              (54,105)
                                                               ----------             ---------
        Loss before benefit for income taxes, and cumulative
        effect of change in accounting principle               $   (3,509)            $  (4,653)
                                                               ==========             =========

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

The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                                                         Years Ended December 31,
                                                                                        2002                2001
                                                                                      --------            --------
                                                                                              (In thousands)
Net loss before cumulative effect of change in accounting principle, as reported      $ (3,123)           $ (3,474)
Amortization of goodwill, net of tax benefit                                                 -               3,375
                                                                                      --------            --------
Net loss before cumulative effect of change in accounting principle, as adjusted      $ (3,123)           $    (99)
                                                                                      ========            ========

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

         Net cash used in operating activities for 2003 and 2002 was $32.5 million and $17.3 million, respectively. Net loss after non-cash adjustments for 2003 was $22.4 million compared to net income of $3.0 million in 2002. This was due to the higher loss before cumulative effect of change in accounting principle in 2003 and the benefit for income taxes in 2003 being primarily non-cash deferred. Changes in assets and liabilities resulted in a use of cash of $10.1 million in 2003 compared to $20.3 million in 2002. This was attributed to smaller growth in accounts receivable in 2003 and the timing of income tax refunds received.

         Net cash used in investing activities for 2003 was $8.1 million. Our investing activities consisted of net proceeds from the sale of fixed assets and rental equipment of $5.2 million in 2003, compared $8.0 million in 2002. In addition, our investing activities in 2003 consisted of the acquisition of Safway Formwork Systems LLC, which resulted in a use of cash in the amount of $13.7 million.

         Our capital expenditures in 2003 included additions to the rental fleet of $27.6 million and net property, plant, and equipment additions of $6.9 million, offset by $39.7 million of proceeds from sales of rental equipment.

         As of December 31, 2003, our long-term debt consisted of the following:

Revolving credit facility, weighted average interest rate of 5.2%          $  24,375
Senior Subordinated Notes, interest rate of 13.0%                            154,729
Debt discount on Senior Subordinated Notes                                    (8,514)
Senior Second Secured Notes, interest rate of 10.75%                         165,000
Debt discount on Senior Second Secured Notes                                  (7,454)
Senior Unsecured Note payable to seller of Safway, non-interest
   bearing, accreted at 14.5%                                                  7,999
Debentures previously held by Dayton Superior Capital Trust,
   interest rate of 9.1%, due on demand                                        1,110
Capital lease obligations                                                      4,590
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%          55
                                                                           ---------
Total long-term debt                                                         341,890
Less current maturities                                                       (3,067)
                                                                           ---------
Long-term portion                                                          $ 338,823
                                                                           =========

         At December 31, 2003, of the $50.0 million revolving credit facility that was available to us, $24.4 million of borrowings were outstanding, along with $7.0 million of letters of credit, with the remaining $18.6 million available for borrowing.

         Our long-term debt borrowings, net of repayments for the year ended December 31, 2003 were $28.6 million. We incurred $1.9 million of financing costs primarily related to the issuance of the Senior Secured Notes.

         The Company may, from time to time, seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

         At December 31, 2003, working capital was $71.6 million, compared to $65.8 million at December 31, 2002. Accounts receivable increased by $3.7 million due to higher fourth quarter net sales. Inventories increased $1.5 million from 2002 to 2003. Raw materials declined $6.4 million due to the timing of receipts and work in process and finished goods increased $7.9 million due to support of the implementation of our manufacturing rationalization plan. Prepaid expenses and other current assets decreased $2.4 million from 2002 to 2003 due to the timing of insurance payments. Prepaid income taxes and future income tax benefits combined decreased $3.9 million due to the cash refunds from the carryback of our 2002 tax losses. Accounts payable decreased from 2002 due to lower raw material purchases in the fourth quarter of 2003, and by decreasing the payment time on steel purchases in exchange for discounts. Accrued liabilities in total increased $1.7 million from 2002 to 2003. Accrued interest increased $4.1 million due to the timing of required interest payments on the $165.0 million Senior Second Secured Notes. This was partially offset by the lower accrual for retirement contributions as the Company suspended contributions for service rendered in 2003. In addition, required accruals have decreased in conjunction with the lower net sales volumes and the reductions in number of facilities and headcount as a result of our facility closing and severance plans.

         On June 9, 2003 we completed an offering of $165.0 million of 10.75% Senior Second Secured Notes due 2008. The proceeds of the offering, $159.0 million, net of discounts, were used to repay acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the revolving credit facility. Also in June 2003, we repurchased $15.3 million in principal amount of our senior subordinated notes for $14.3 million with borrowings under our revolving credit facility. The Senior Second Secured Notes are secured by substantially all assets of the Company.

         On January 30, 2004, we established an $80 million senior secured revolving credit facility, which was used to refinance our previous $50 million revolving credit facility. The new credit facility has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10 million. As of January 30, 2004, all $80 million was available under the facility. The credit facility is secured by substantially all assets of the Company.

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

         On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. Safway Formwork is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2003 was $6.4 million. The face value of the note is $12.0 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

         The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with a present value of $1.6 million. The note is being accreted to the face value of $2.0 million using the effective interest method and is reflected as interest expense. Minimum payments on the note are $199,000 in 2004 and 2005, $397,000 in 2006 and 2007, and $795,000 in 2008. Payments may be accelerated if certain revenue targets are met.

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

COMMITMENTS

         Certain purchase commitments contain guaranteed purchase levels with vendors. The maximum potential future payout is reflected in the purchase obligations column and there are no guaranteed purchase levels in excess of what the Company intends to purchase in the normal course of business.

         Our Management Stockholders' Agreement states that, upon termination of the employment of a management stockholder, the management stockholder has certain put rights, and the Company has certain call rights, with respect to the stockholder's common stock. See discussion of Management Stockholders' Agreement in Item 11.

         Scheduled payments of long-term debt, future minimum lease payments under capital leases, future lease payments under non-cancelable operating leases, purchase obligations, and other long-term liabilities at December 31, 2003 were as follows:

                                                                Other Long-
                  Long-term   Capital   Operating    Purchase      Term
   Year             Debt      Leases     Leases    Obligations  Liabilities    Total
----------        --------   --------   ---------  -----------  -----------  --------
   2004           $  1,523   $  1,514   $  5,749     $    798     $  5,407   $ 14,991
   2005                196      1,392      5,016          792           50      7,446
   2006             24,763        965      3,588          792           50     30,158
   2007                418        772      2,460          792            -      4,442
   2008            171,639        664      1,353                         -    173,656
Thereafter         154,729        127      7,300                         -    162,156
                  --------   --------   --------     --------     --------   --------
                  $353,268   $  5,434   $ 25,466     $  3,174     $  5,507   $392,849
                  ========   ========   ========     ========     ========   ========

SEASONALITY

Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.

INFLATION

We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our cost of sales in 2003. Historically, steel prices have fluctuated and we are currently facing rising steel prices and a potential impending steel shortage. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

STOCK COLLATERAL VALUATION - SENIOR SECOND SECURED NOTES

Rule 3-16 of the SEC's Regulation S-X requires the presentation of a subsidiary's stand-alone, audited financial statements if the subsidiary's capital stock secures an issuer's notes and the par value, book value or market value ("Applicable Value") of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the ("Collateral Threshold.") The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of any of our subsidiaries under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of any of our subsidiaries due to the fact that such subsidiary's capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of December 31, 2003, all of the capital stock of our subsidiaries Dur-O-Wal, Inc., Trevecca Holdings, Inc., Dayton Superior Specialty Chemical Corp., Aztec Concrete Accessories, Inc. and Southern Construction Products, Inc. and 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitute collateral for the notes. The capital stock of our subsidiary, Symons Corporation, does not currently constitute collateral for the notes, since the Applicable Value of the capital stock of Symons Corporation equals or exceeds the Collateral Threshold. The Applicable Value of the capital stock of each of Dayton Superior Specialty Chemical Corp., Aztec Concrete Accessories, Inc. and Trevecca Holdings, Inc. (the direct, holding company parent of Aztec Concrete Accessories, Inc.) is currently near the Collateral Threshold. We have based our determination of which subsidiary's capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of our subsidiaries as of December 31, 2003. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary's capital stock is nominal and therefore has not impacted our calculation of Applicable Value.

Set forth in the table below is the Applicable Value of each subsidiary's capital stock as of December 31, 2003:

            Subsidiary                            Applicable Value as of 12/31/2003
---------------------------------------           ---------------------------------
Symons Corporation                                         $   112,682
Aztec Concrete Accessories, Inc.                                30,756
Dur-O-Wal, Inc.                                                  6,908
Trevecca Holdings, Inc. (1)                                     30,756
Dayton Superior Specialty Chemical Corp.                        29,150
Southern Construction Products, Inc. (2)                             -
Dayton Superior Canada Ltd.                                      5,223

(1) Trevecca Holdings, Inc. is a holding company, the sole asset of which has remained the capital stock of Aztec Concrete Accessories, Inc. since we acquired Trevecca Holdings and Aztec Concrete Accessories in January 2001.

(2) Southern Construction Products, Inc. is currently an inactive corporation with no assets.

Based upon the foregoing, as of December 31, 2003, the Applicable Value of the capital stock of Symons Corporation exceeded the Collateral Threshold. As a result, the capital stock of Symons Corporation is not currently included in the Collateral. The Applicable Value of the capital stock of our other subsidiaries did not exceed the Collateral Threshold as of December 31, 2003. In respect of Aztec Concrete Accessories, Inc., Trevecca Holdings, Inc., and Dayton Superior Specialty Chemical Corp., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary's capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary's capital stock plus any income earned and less any losses and any transfers of assets.

In respect of Symons Corporation, Dur-O-Wal, Inc., and Dayton Superior Canada Ltd, the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries' capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, of each subsidiary for the twelve months ended December 31, 2003, adjusted in each case to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders' Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above, is a reasonable and appropriate means for determining fair value of our subsidiaries' capital stock.

Set forth below is the adjusted EBITDA of each of our subsidiaries other than Southern Construction Products, Inc. (which has no adjusted EBITDA) for the twelve months ended December 31, 2003, together with a reconciliation to the net income (loss) of each of these subsidiaries:

                                                                                                       DAYTON SUPERIOR    DAYTON
                                            SYMONS      AZTEC CONCRETE    DUR-O-WAL,     TREVECCA         SPECIALTY       SUPERIOR
                                         CORPORATION   ACCESSORIES, INC.     INC.      HOLDINGS, INC.   CHEMICAL CORP.   CANADA LTD.
                                         -----------   -----------------  ---------    --------------  ---------------   -----------
Net Income                                $     150       $   2,970       $     396      $   2,970        $   1,623      $     357
Provision for Income Taxes                       94           1,859             248          1,859            1,016            224
Other (Income) Expense                          (84)              -               -              -              110            316
Interest Expense                                323               -               -              -                -              -
Income from Operations                          483           4,830             644          4,830            2,748            896
Facility Closing and Severance Expenses         569               -               -              -               96              -

Depreciation Expense                         18,785             591             612            591              799             53
Amortization of Intangibles                     651               -               -              -                -              -
                                          ---------       ---------       ---------      ---------        ---------      ---------
Adjusted valuation EBITDA                    20,488           5,421           1,256          5,421            3,644            950
Multiple                                        5.5             5.5             5.5            5.5              5.5            5.5
                                          ---------       ---------       ---------      ---------        ---------      ---------
Estimated Fair Value                      $ 112,682       $  29,814       $   6,908      $  29,814        $  20,042      $   5,223
                                          =========       =========       =========      =========        =========      =========

As described above, we have used EBITDA and adjusted EBITDA of each of our subsidiaries solely for purposes of determining the estimated market value of their capital stock to determine whether that capital stock is included in the collateral. EBITDA and adjusted EBITDA are not recognized financial measures under generally accepted accounting principles and do not purport to be alternatives to operating income as indicators of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our consolidated results as reported under generally accepted accounting principles. Because not all companies use identical calculations, the presentation of adjusted EBITDA also may not be comparable to other similarly titled measures of other companies. You are encouraged to evaluate the adjustments taken and the reasons we consider them appropriate for analysis for determining estimated market value of our subsidiaries' capital stock.

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary's capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary's capital stock that was previously included in collateral to become excluded. The following table reflects the amounts by which the Applicable Value of each subsidiary's capital stock as of December 31, 2003 and the adjusted EBITDA of each subsidiary for the twelve months ended December 31, 2003 would have to increase in order for that subsidiary's capital stock to no longer constitute collateral or, in the case of Symons Corporation, would have to decrease in order for the capital stock of Symons Corporation to become collateral:

                                              Change in Applicable         Change in Adjusted
          Subsidiary                                 Value                       EBITDA
---------------------------------------       --------------------         ------------------
Symons Corporation                                 $(79,681)                    $(14,488)
Aztec Concrete Accessories, Inc.                      2,245                          580
Dur-O-Wal, Inc.                                      26,093                        4,744
Trevecca Holdings, Inc.                               2,245                          580
Dayton Superior Specialty Chemical Corp.              3,851                        2,356
Southern Construction Products, Inc.                      -                            -
Dayton Superior Canada Ltd.                          27,778                        5,050

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

INVENTORIES

We value all inventories at the lower of first-in, first-out, or FIFO, cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. We provide net realizable value reserves, which reflect our best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

RENTAL EQUIPMENT

We manufacture rental equipment for resale and for rent to others on a short-term basis. We record rental equipment at the lower of FIFO cost or market and it is depreciated over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. Rental equipment that is sold is also treated on a FIFO basis.

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

REVENUE RECOGNITION

Revenue is recognized from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer's written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer's business, where risk of ownership has passed to the buyer, the goods are set-aside in storage and the Company does not retain any specific performance obligations such that the earning process is not complete. For transactions where such conditions are not satisfied, revenue is deferred until the terms of acceptance are satisfied. On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

INSURANCE RESERVES

We are self-insured for certain of our group medical, workers' compensation and product and general liability claims. We have stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. We consult with third party administrators to estimate the reserves required for these claims. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material. We made no material revisions to the estimates for the years ended December 31, 2003, 2002 and 2001.

PENSION LIABILITIES

Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expense and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have a significant effect on the amounts reported for net periodic pension cost and the related benefit obligations.

ACCOUNTS RECEIVABLE ALLOWANCE

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

OTHER LOSS RESERVES

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The adoption of this pronouncement in 2003 resulted in the classification in 2003 of the loss on the early extinguishment of long-term debt as other expense.

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

In December 2003, FASB issued a revised interpretation of FIN No. 46, "FIN No. 46-R." This supercedes Fin No. 46 and clarifies and expands current accounting guidance for variable interest entities. Fin No. 46 and Fin No. 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have not utilized such entities and therefore the adoption of Fin No. 46 and FIN No. 46-R had no effect on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises the disclosures required for pension plans and other postretirement benefit plans. The company adopted this revised statement effective December 31, 2003. See Note 6 to the consolidated financial statements for the revised disclosures.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition, corrected copy". This bulletin revises or rescinds portions of the previous interpretive guidance included in Topic 13 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance related to revenue recognition. The adoption of SAB No. 104 did not have a material impact on the Company's consolidated financial statements.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; and Dayton Superior's ability to successfully integrate acquisitions on a timely basis, our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found under "Risks Related to Our Business" in Part I of this annual report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 31, 2003, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:

    - $50 million revolving credit facility, $24.4 million of which was outstanding at December 31, 2003;

    -    $154.7 million of Senior Subordinated Notes;

    -    $165.0 million of Senior Second Secured Notes;

    -    $8.0 million Senior Unsecured Note payable to seller of Safway

    -    $4.6 million in capital lease obligations

    -    $1.2 million in other fixed-rate, long-term debt.

         Our $50,000 revolving credit facility was due to mature in June 2006. The credit facility has several interest rate options that reprice on a short-term basis. At December 31, 2003, the Company had outstanding letters of credit of $7,000 and available borrowings of $18,625 under its $50,000 revolving credit facility. The weighted average interest rate as of December 31, 2003 was 5.2%. The credit facility was secured by substantially all assets of the Company.

         Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The net book value of the notes at December 31, 2003 was $146.2 million. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $134.6 million as of December 31, 2003.

         Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility which was subsequently increased by $24,375. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550, due to the expensing of deferred financing costs. The net book value of the notes at December 31, 2003 was $157.6 million. The senior second secured notes have an interest rate of 10.75%. The estimated fair value of the notes is $169.1 million as of December 31, 2003.

         On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million Safway Formwork is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The face value of the note is $12.0 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. The book value of the note at December 31, 2003 was $6.4 million.

         The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with a present value of $1.6 million. The note is being accreted to the face value of $2.0 million using the effective interest method and is reflected as interest expense. Minimum payments on the note are $199,000 in 2004 and 2005, $397,000 in 2006 and 2007, and $795,000 in 2008. Payments may be accelerated if certain revenue targets are met.

         Our other long-term debt at December 31, 2003 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.7 million, and a $0.1 million, 7% loan due in annual installments of $31,500 per year with an estimated fair value as of December 31, 2003 of $0.1 million.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Dayton Superior Corporation

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio corporation) and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficit, cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed at item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP
Dayton, Ohio
March 26, 2004

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     2003          2002
                                                                                  ----------    ----------
ASSETS
Current assets:
    Cash                                                                          $    1,995    $    2,404
    Accounts receivable, net of allowances for doubtful accounts and sales
        returns and allowances of $4,939 and $4,861                                   64,849        61,165
    Inventories (Note 3)                                                              49,437        47,911
    Prepaid expenses and other current assets                                          4,610         7,054
    Prepaid income taxes                                                                 956         4,009
    Deferred income taxes (Note 7)                                                     5,368         6,194
                                                                                  ----------    ----------
           Total current assets                                                      127,215       128,737
                                                                                  ----------    ----------
Rental equipment, net of accumulated depreciation of $27,794 and $24,181              78,042        63,160
                                                                                  ----------    ----------
Property, plant and equipment (Note 3)
    Land and improvements                                                              5,457         5,536
    Building and improvements                                                         30,621        26,268
    Machinery and equipment                                                           77,288        72,042
                                                                                  ----------    ----------
                                                                                     113,366       103,846
    Less accumulated depreciation                                                    (51,128)      (42,600)
                                                                                  ----------    ----------
           Net property, plant and equipment                                          62,238        61,246
                                                                                  ----------    ----------
Goodwill                                                                             110,308       107,328
Intangible assets, net of accumulated amortization (Note 3)                           10,532         8,405
Other assets                                                                           5,049         5,095
                                                                                  ----------    ----------
                 Total assets                                                     $  393,384    $  373,971
                                                                                  ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt (Note 4)                                    $    3,067    $    6,991
    Accounts payable                                                                  20,526        25,667
    Accrued compensation and benefits                                                 19,704        20,948
    Other accrued liabilities                                                         12,324         9,380
                                                                                  ----------    ----------
           Total current liabilities                                                  55,621        62,986
Long-term debt (Note 4)                                                              338,823       292,545
Deferred income taxes (Note 7)                                                             -        11,919
Other long-term liabilities                                                            6,207        10,762
                                                                                  ----------    ----------
           Total liabilities                                                         400,651       378,212
                                                                                  ----------    ----------
Commitments and contingencies (Note 9)
Shareholders' equity (deficit)
    Class A common shares; no par value; 5,000,000 shares authorized; 4,591,016 and 4,046,907 shares issued and 4,554,269 and 4,010,160
        shares outstanding                                                           115,951       102,525
    Loans to shareholders                                                             (2,729)       (2,878)
    Class A treasury shares, at cost, 36,747 shares                                   (1,184)       (1,184)
    Other comprehensive loss                                                          (1,209)       (1,716)
    Accumulated deficit                                                             (118,096)     (100,988)
                                                                                  ----------    ----------
           Total shareholders' equity (deficit)                                       (7,267)       (4,241)
                                                                                  ----------    ----------
                  Total liabilities and shareholders' deficit                     $  393,384    $  373,971
                                                                                  ==========    ==========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                             (AMOUNTS IN THOUSANDS)

                                                                         2003         2002         2001
                                                                      ----------   ----------   ----------
Product sales                                                         $  301,837   $  318,016   $  335,550
Rental revenue                                                            36,294       45,080       57,199
Used rental equipment sales                                               39,723       35,641       22,742
                                                                      ----------   ----------   ----------
   Net sales                                                             377,854      398,737      415,491
                                                                      ----------   ----------   ----------

Product cost of sales                                                    237,032      236,782      249,391
Rental cost of sales                                                      23,775       19,404       18,265
Used rental equipment cost of sales                                       12,791       13,675        8,565
                                                                      ----------   ----------   ----------
   Cost of sales                                                         273,598      269,861      276,221
                                                                      ----------   ----------   ----------

Product gross profit                                                      64,805       81,234       86,158
Rental gross profit                                                       12,519       25,676       38,935
Used rental equipment gross profit                                        26,932       21,966       14,177
                                                                      ----------   ----------   ----------
    Gross profit                                                         104,256      128,876      139,270

Selling, general and administrative expenses                              87,020       91,221       97,532
Facility closing and severance expenses (Note 10)                          2,294        5,399        7,360
Amortization of goodwill and intangibles                                     944          603        3,912
                                                                      ----------   ----------   ----------
    Income from operations                                                13,998       31,653       30,466
Other expenses
    Interest expense                                                      39,955       33,967       35,024
    Loss on early extinguishment of long-term debt (Note 4)                2,480            -            -
    Loss (gain) on disposals of property, plant and equipment               (636)       1,115           (7)
    Other expense                                                             20           80          102
                                                                      ----------   ----------   ----------
    Loss before benefit for income taxes, and cumulative effect of
     change in accounting principle                                      (27,821)      (3,509)      (4,653)
Benefit for income taxes (Note 7)                                        (10,713)        (386)      (1,179)
                                                                      ----------   ----------   ----------
    Loss before cumulative effect of change in accounting principle      (17,108)      (3,123)      (3,474)
Cumulative effect of change in accounting principle, net of income
     tax benefit of $2,754 (Note 3d)                                           -      (17,140)           -
                                                                      ----------   ----------   ----------
Net loss                                                              $  (17,108)  $  (20,263)  $   (3,474)
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

                                                 Class A                         Class A                        Retained
                                              Common Shares                   Treasury Shares      Other        Earnings
                                          ---------------------   Loans to   ----------------- Comprehensive (Accumulated
                                            Shares     Amount   Shareholders Shares    Amount      Loss         Deficit)    Total
                                          ---------  ---------  ------------ ------   -------- ------------- ------------  --------
Balances at January 1, 2001               3,693,990  $  92,826   $  (2,039)       -   $      -   $    (340)   $ (77,251)   $ 13,196
Net loss                                                                                                         (3,474)     (3,474)
Foreign currency translation adjustment                                                               (249)                    (249)
Issuance of Class A common shares           323,278      8,986        (909)                                                   8,077
Purchase of Class A treasury shares                                     51   29,288       (979)                                (928)
Exercise of stock options, net                9,134        232        (133)                                                      99
                                          ---------  ---------   ---------   ------   --------   ---------    ---------    --------
Balances at December 31, 2001             4,026,402    102,044      (3,030)  29,288       (979)       (589)     (80,725)     16,721
Net loss                                                                                                        (20,263)    (20,263)
Foreign currency translation adjustment                                                                 92                       92
Change in minimum pension liability (net
  of income tax benefit of $151)                                                                    (1,219)                  (1,219)
Issuance of Class A common shares            20,505        481        (350)                                                     131
Purchase of Class A common shares                                             7,459       (205)                                (205)
Repayments of loans to shareholders                                    502                                                      502
                                          ---------  ---------   ---------   ------   --------   ---------    ---------    --------
Balance at December 31, 2002              4,046,907    102,525      (2,878)  36,747     (1,184)     (1,716)    (100,988)     (4,241)
Net loss                                                                                                        (17,108)    (17,108)
Foreign currency translation adjustment                                                                613                      613
Change in minimum pension liability (net
  of income tax benefit of $657)                                                                      (106)                    (106)
Issuance of Class A common shares           544,109     13,059                                                               13,059
Repayments of loans to shareholders                                    149                                                      149
Additional tax benefit from 2000
  recapitalization                                         367                                                                  367
                                          ---------  ---------   ---------   ------   --------   ---------    ---------    --------
Balances at December 31, 2003             4,591,016  $ 115,951   $  (2,729)  36,747   $ (1,184)  $  (1,209)   $(118,096)   $ (7,267)
                                          =========  =========   =========   ======   ========   =========    =========    ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                             (AMOUNTS IN THOUSANDS)

                                                                               2003         2002         2001
                                                                            ----------   ----------   ----------
Cash Flows From Operating Activities:
    Net loss                                                                $  (17,108)  $  (20,263)  $   (3,474)
    Adjustments to reconcile net loss to net cash provided by  (used in)
    operating activities:
        Cumulative effect of change in accounting principle (Note 3d)                -       17,140            -
        Loss on the early extinguishment of long-term debt                       2,480
        Depreciation                                                            25,934       20,850       18,290
        Amortization of goodwill and intangibles                                   944          603        3,912
        Deferred income taxes                                                  (10,436)       3,228       (2,972)
        Amortization of deferred financing costs, debt discount, and issuance costs on Company-obligated mandatorily
           redeemable convertible trust preferred securities                     3,371        2,335        2,251
        Net gain on sale of rental equipment                                   (26,932)     (21,966)     (14,177)
        Net (gain) loss on sale of property, plant, and equipment                 (636)       1,115           (7)
    Change in assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                     (3,684)      (9,537)       7,348
        Inventories                                                             (1,526)         (11)      (1,410)
        Prepaid expenses and other assets                                        2,013        2,119       (8,533)
        Prepaid income taxes                                                     3,420       (2,784)       2,710
        Accounts payable                                                        (5,140)      (1,673)         671
        Accrued liabilities and other long-term liabilities                     (5,188)      (8,406)       3,614
                                                                            ----------   ----------   ----------
                  Net cash provided by (used in) operating activities          (32,488)     (17,250)       8,223
                                                                            ----------   ----------   ----------
Cash Flows From Investing Activities:
        Property, plant and equipment additions                                 (7,829)     (11,277)      (9,924)
        Proceeds from sale of property, plant, and equipment                       894        2,010          169
        Rental equipment additions                                             (27,571)     (18,411)     (25,933)
        Proceeds from sales of rental equipment                                 39,723       35,641       22,742
        Acquisitions (Note 2)                                                  (13,668)           -      (40,850)
        Refund of purchase price on acquisitions                                     -            -          143
                                                                            ----------   ----------   ----------
                  Net cash provided by (used in) investing activities           (8,451)       7,963      (53,653)
                                                                            ----------   ----------   ----------
Cash Flows From Financing Activities:
        Repayments of long-term debt                                          (177,873)      (4,141)     (48,532)
        Issuance of long-term debt                                             206,442        8,050       93,751
        Proceeds from sale/leaseback transaction                                     -        2,258            -
        Issuance of common shares, net of issuance costs                        13,059          131        5,334
        Purchase of treasury shares                                                  -         (205)        (928)
        Repayments of loans to shareholders, net                                   149          502            -
        Financing costs incurred                                                (1,860)           -         (791)
                                                                            ----------   ----------   ----------
                  Net cash provided by financing activities                     39,917        6,595       48,834
                                                                            ----------   ----------   ----------
Effect of Exchange Rate Changes on Cash                                            613          107         (197)
                                                                            ----------   ----------   ----------
                  Net increase (decrease) in cash                                 (409)      (2,585)       3,207
Cash, beginning of year                                                          2,404        4,989        1,782
                                                                            ----------   ----------   ----------
Cash, end of year                                                           $    1,995   $    2,404   $    4,989
                                                                            ==========   ==========   ==========
Supplemental Disclosures:
        Cash refunded for income taxes                                      $   (3,909)  $   (1,149)  $   (1,532)
        Cash paid for interest                                                  32,690       31,862       32,348
        Purchase of equipment on capital lease                                   3,183        2,758            -
        Issuance of Class A common shares and loans to shareholders                  -          350          909
        Issuance of Class A common shares in conjunction with acquisition            -            -        2,842
        Issuance of long-term debt in conjunction with acquisition               8,572            -            -

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             YEARS ENDED DECEMBER 31
                             (AMOUNTS IN THOUSANDS)

                                                     2003        2002        2001
                                                   --------    --------    --------
Net loss                                           $(17,108)   $(20,263)   $ (3,474)
Other comprehensive income
     Foreign currency translation adjustment            613          92        (249)
     Change in minimum pension liability (net of
       income tax benefit of $657 and $151)            (106)     (1,219)          -
                                                   --------    --------    --------
Comprehensive loss                                 $(16,601)   $(21,390)   $ (3,723)
                                                   ========    ========    ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) THE COMPANY

The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly-owned subsidiaries (collectively referred to as the "Company"). All intercompany transactions have been eliminated.

The Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 18 manufacturing/distribution plants and 26 service/distribution centers in the United States and Canada. The Company employs approximately 700 salaried and 1,200 hourly personnel, of whom approximately 800 of the hourly personnel and 7 of the salaried personnel are represented by labor unions. There are five collective bargaining agreement expiring in 2004, covering hourly employees at the Parsons, Kansas; Miamisburg, Ohio; Aurora, Illinois; Atlanta, Georgia; and Santa Fe Springs, California facilities.

(2) ACQUISITIONS

(a) SAFWAY FORMWORK SYSTEMS, L.L.C. --

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20,000. Safway Formwork is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13,000 in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $6,965 payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2003 was $6,392. The face value of the note is $12,000. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417 reduction in the December payment to $333. A subsequent purchase price adjustment of $240 was paid in March 2004. Annual payments of $1,000 are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6,000 due on December 31, 2008.

For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13,000 of cash was funded through the issuance of 541,667 common shares valued at $13,000 to the Company's majority shareholder. The common shares were valued at $24.00 per share in an independent third party appraisal completed in December 2002.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with a present value of $1,607. The note is being accreted to the face value of $2.0 using the effective interest method and is reflected as interest expense. Minimum payments on the note are $199 in 2004 and 2005, $397 in 2006 and 2007, and $795 in 2008.
Payments may be accelerated if certain revenue targets are met.

The acquisition has been accounted for as a purchase, and the results of Safway have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the preliminary estimated fair value of the assets acquired, as follows:

Rental equipment                                        $ 13,994
Property, plant and equipment                                798
Goodwill                                                   2,537
Intangible assets                                          5,115
Accrued liabilities                                       (1,571)
                                                        --------
Purchase price, including acquisition costs of $1,085   $ 20,873
                                                        ========

The allocation of the purchase price may change on receipt of the final appraisals.

Components of the purchase price are as follows:

Cash paid at closing                $ 13,000
Acquisition costs                      1,085
Initial purchase price adjustment       (417)
2003 Cash portion of acquisition      13,668
Present value of seller note           6,965
2004 purchase price adjustment           240
                                    --------
Total purchase price                $ 20,873
                                    ========

The following pro forma information sets forth the consolidated results of operations for the twelve months ended December 31, 2003 and December 31, 2002 as though the acquisition had been completed as of the beginning of each period presented:

                                                                Pro Forma
                                                         Twelve fiscal months ended
                                                   --------------------------------------
                                                   December 31, 2003    December 31, 2002
                                                   -----------------    -----------------
Net Sales                                              $ 390,449            $ 425,955

Income (loss) before provision (benefit) for
income taxes and cumulative effect of change
in accounting principle                                   (6,961)             (30,830)

Income (loss) before cumulative effect of change
in accounting principle
                                                       $ (19,094)           $  (5,263)

In accordance with SEC rules and regulations, pro forma information does not exclude costs that are expected to be eliminated under the company's ownership.

(b) ANCONCCL INC.--

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

(c)  AZTEC CONCRETE ACCESSORIES, INC.--

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) INVENTORIES--

The Company values all inventories at the lower of first-in, first-out ("FIFO") cost or market. The Company provides net realizable value reserves which reflect the Company's best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of December 31, 2003 and 2002:

                             December 31,         December 31,
                                2003                 2002
                             -----------          -----------
Raw materials                 $   9,588             $ 15,984
Work in progress                  2,742                3,069
Finished goods                   37,107               28,858
                              ---------             --------
  Total Inventory             $  49,437             $ 47,911
                              =========             ========

(b) RENTAL EQUIPMENT--

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

(c) PROPERTY, PLANT AND EQUIPMENT--

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

Included in the cost of property, plant and equipment are assets obtained through capital leases, all included in machinery and equipment. As of December 31, 2003 the cost of assets under capital lease is $5,941, net of accumulated amortization of $904. Amortization expense related to machinery and equipment under capital lease was $648 for the period ended December 31, 2003. As of December 31, 2002 the cost of assets under capital lease is $2,758, net of accumulated depreciation of $256. Depreciation expense related to machinery and equipment under capital lease was $256 for the period ended December 31, 2002.

(d) GOODWILL AND INTANGIBLE ASSETS--

Amortization is provided over the term of the loan (3 to 9 years) for deferred financing costs, the term of the agreement (17 months-5 years) for non-compete agreements, over the estimated useful life (1-15 years) for intellectual property, customer lists, and dealer network. Amortization of non-compete agreements, intellectual property, customer lists, and dealer network is reflected as "Amortization of goodwill and intangibles" in the accompanying consolidated statements of operations. The estimated aggregate amortization expense for each of the next five years is as follows: $1,383 in 2004, $713 in 2005, $626 in 2006, $255 in 2007, and $255 in 2008. Amortization of deferred financing costs is reflected as "Interest expense" in the accompanying consolidated statements of operations. The estimated aggregate interest expense for each of the next five years related to the amortization of deferred financing costs is as follows: $1,114 in 2004, $1,113 in 2005, $1,013 in 2006,
$911 in 2007, and $810 in 2008. Intangible assets consist of the following at December 31:

                                         2003                               2002
                           --------------------------------   --------------------------------
                                      Accumulated                       Accumulated
                            Gross    Amortization    Net       Gross    Amortization     Net
                           --------  ------------  --------   --------  ------------  --------
Deferred financing costs   $  8,429    $ (3,175)   $  5,254   $ 10,550    $ (3,479)   $  7,071
Non-compete agreements        2,325        (367)      1,958      1,595        (722)        873
Customer list                 2,255         (63)      2,192          -           -           -
Intellectual property         1,590        (481)      1,109        690        (229)        461
Dealer Network                   33         (14)         19          -           -           -
                           --------    --------    --------   --------    --------    --------
                           $ 14,632    $ (4,100)   $ 10,532   $ 12,835    $ (4,430)   $  8,405
                           ========    ========    ========   ========    ========    ========

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

The following is a reconciliation from reported net loss to net loss adjusted for the amortization of goodwill:

                                                   Years Ended December 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
Net loss before cumulative effect of change
  in accounting principle, as reported         $(17,108)   $ (3,123)   $ (3,474)
Amortization of goodwill, net of tax benefit          -           -       3,375
                                               --------    --------    --------
Net loss before cumulative effect of change
  in accounting principle, as adjusted         $(17,108)   $ (3,123)   $    (99)
                                               ========    ========    ========

The following is a reconciliation of goodwill:

                                 Symons       CPG      Corporate      Total
                               ----------  ----------  ----------   ----------
Balance at January 1, 2002     $      587  $   33,605  $   92,618   $  126,810
Impairment                              -           -     (19,894)     (19,894)
Other                                   -           -         412          412
                               ----------  ----------  ----------   ----------
Balance at December 31, 2002          587      33,605      73,136      107,328
Safway Acquisition                  1,629           -         908        2,537
Other                                   -           -         443          443
                               ----------  ----------  ----------   ----------
Balance at December 31, 2003   $    2,216  $   33,605  $   74,487   $  110,308
                               ==========  ==========  ==========   ==========

(e) INCOME TAXES--

Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future and records liabilities for uncertain tax matters based on its assessment of the likelihood of sustaining certain tax positions.

(f) ENVIRONMENTAL REMEDIATION LIABILITIES--

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

(g) FOREIGN CURRENCY TRANSLATION ADJUSTMENT--

The financial statements of foreign subsidiaries and branches are maintained in their functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of shareholders' deficit. Transactions in foreign currencies are translated into U.S. dollars at the rate in effect on the date of the transaction. Changes in foreign exchange rates from the date of the transaction to the date of the settlement of the asset or liability are recorded as income or expense.

(h) REVENUE RECOGNITION--

Revenue is recognized from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer's written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer's business, where risk of ownership has passed to the buyer, the goods are set-aside in storage and the Company does not retain any specific performance obligations such that the earning process is not complete. For transactions where such conditions are not satisfied, revenue is deferred until the terms of acceptance are satisfied. On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

(i) CUSTOMER REBATES--

The Company offers rebates to certain customers, which are redeemable only if the customer meets certain specified thresholds relating to a cumulative level of sales transactions. The Company records such rebates as a reduction of revenue in the period the related revenues are recognized.

(j) ACCOUNTS RECEIVABLE ALLOWANCE--

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

(k) USE OF ESTIMATES--

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

(l) NEW ACCOUNTING PRONOUNCEMENTS--

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The adoption of this pronouncement in 2003 resulted in the classification in 2003 of the loss on the early extinguishment of long-term debt as other expense.

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

In December 2003, FASB issued a revised interpretation of FIN No. 46, "FIN No. 46-R." This supercedes Fin No. 46 and clarifies and expands current accounting guidance for variable interest entities. Fin No. 46 and Fin No. 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have not utilized such entities and therefore the adoption of Fin No. 46 and FIN No. 46-R had no effect on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises the disclosures required for pension plans and other postretirement benefit plans. The company adopted this revised statement effective December 31, 2003. See Note 6 to the consolidated financial statements for the revised disclosures.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition, corrected copy". This bulletin revises or rescinds portions of the previous interpretive guidance included in Topic 13 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance related to revenue recognition. The adoption of SAB No. 104 did not have a material impact on the Company's consolidated financial statements.

(m) STOCK OPTIONS--

The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company's stock options had been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts as follows:

                                          2003        2002        2001
                                        --------    --------    --------
Net loss:
As Reported                             $(17,108)   $(20,263)   $ (3,474)
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effect           (261)       (284)       (633)
                                        --------    --------    --------
Pro Forma                               $(17,369)   $(20,547)     (4,107)
                                        ========    ========    ========

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of December 31, 2003 and December 31, 2002:

                                                                          December 31,  December 31,
                                                                              2003          2002
                                                                          ------------  ------------
Revolving credit facility, weighted average interest rate of 5.2%          $   24,375    $   10,050
Acquisition credit facility                                                         -         9,250
Term Loan Tranche A                                                                 -        19,391
Term Loan Tranche B                                                                 -        97,516
Senior Subordinated Notes, interest rate of 13.0%                             154,729       170,000
Debt discount on Senior Subordinated Notes                                     (8,514)      (10,374)
Senior Second Secured Notes, interest rate of 10.75%                          165,000             -
Debt discount on Senior Second Secured Notes                                   (7,454)            -
Senior Unsecured Notes payable to seller of Safway, non-interest
   bearing, accreted at 14.5%                                                   7,999             -
Debentures previously held by Dayton Superior Capital Trust, interest
   rate of 9.1%, due on demand                                                  1,110         1,110
Capital lease obligations                                                       4,590         2,507
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%           55            86
                                                                           ----------    ----------
Total long-term debt                                                          341,890       299,536
Less current maturities                                                        (3,067)       (6,991)
                                                                           ----------    ----------
Long-term portion                                                          $  338,823    $  292,545
                                                                           ==========    ==========

Scheduled maturities of long-term debt and future minimum lease payments under capital leases are:

                                      Long-term     Capital
               Year                      Debt        Leases       Total
-----------------------------------   ---------    ---------    ---------
               2004                   $   1,523    $   1,514    $   3,037
               2005                         196        1,392        1,588
               2006                      24,763          965       25,728
               2007                         418          772        1,190
               2008                     171,639          664      172,303
            Thereafter                  154,729          127      154,856
                                      ---------    ---------    ---------
 Long-Term Debt and Lease Payments      353,268        5,434      358,702
       Less: Debt Discount              (15,968)           -      (15,968)
Less: Amounts Representing Interest           -         (844)        (844)
                                      ---------    ---------    ---------
                                      $ 337,300    $   4,590    $ 341,890
                                      =========    =========    =========

On June 9, 2003, the Company completed an offering of $165,000 of senior second secured notes (the "Senior Notes") in a private placement. The notes mature in June 2008 and were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility which was subsequently increased by $24,375. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550, due to the expensing of deferred financing costs. The senior second secured notes are secured by substantially all assets of the Company.

As of December 31, 2003, the Senior Subordinated Notes (the "Notes") have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased using the revolving credit facility for $14,311, resulting in a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company's Common Shares for $0.01 per share.

As of December 31, 2003 the Company had a $50,000 revolving credit facility that was due to mature in June 2006. The credit facility is secured by substantially all assets of the company and has several interest rate options that reprice on a short-term basis. At December 31, 2003, the Company had outstanding letters of credit of $7,000 and available borrowings of $18,625 under its $50,000 revolving credit facility.

The $50,000 credit facility was amended during the second quarter to remove certain of the restrictive financial covenants. As of December 31, 2003, the only remaining financial covenant requires that the Company not exceed a certain leverage ratio, as defined. The Company was in compliance with this covenant as of December 31, 2003. The amendment also limits the Company's borrowings to 75% of eligible accounts receivable and 50% of eligible inventories. The credit facility was secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

                                                         For the Year Ended
                                  -----------------------------------------------------------------
                                  December 31,               December 31,              December 31,
                                     2003                       2002                      2001
                                     ----                       ----                      ----
Revolving Credit Facility:
Average borrowing                  $ 22,578                   $ 15,156                 $   8,980
Maximum borrowing                    35,225                     29,275                    26,425
Weighted average interest rate          5.5%                       6.4%                     10.4%

On January 30, 2004, we established an $80 million senior secured revolving credit facility, which was used to refinance our previous $50 million revolving credit facility. The new credit facility is secured by the same assets that secured the previous credit facility. The new credit facility has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. As of January 30, 2004, all $80 million was available under the calculation. The credit facility is secured by substantially all assets of the Company.

The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; Dur-O-Wal, Inc.; and Southern Construction Products, Inc.) have guaranteed the Notes and the Senior Notes on a full, unconditional and joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), separate financial statements have not been presented for the guarantor subsidiaries. The wholly-owned foreign subsidiaries of the Company are not guarantors of the Notes or the Senior Notes and do not have any credit arrangements senior to the Notes or the Senior Notes. The following supplemental consolidating condensed balance sheets as of December 31, 2003 and 2002 and the supplemental consolidating condensed statements of operations and cash flows for the years ended December 31, 2003, 2002, and 2001 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                            Dayton                        Non
                                           Superior     Guarantor     Guarantor
                                          Corporation  Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                          -----------  ------------   ------------    ------------    ------------
ASSETS
Cash                                      $     860    $     (1,240)  $      2,375    $          -    $      1,995
Accounts receivable, net                     37,123          26,500          1,226                          64,849
Inventories                                  27,016          21,776            645                          49,437
Intercompany                                 61,638         (61,549)           (89)                              -
Other current assets                         12,901          (1,432)          (535)                         10,934
                                          ---------    ------------   ------------    ------------    ------------
     TOTAL CURRENT ASSETS                   139,538         (15,945)         3,622                         127,215
Rental equipment, net                         3,609          74,342             91                          78,042
Property, plant and equipment, net           24,919          37,135            184                          62,238
Investment in subsidiaries                  123,041               -              -        (123,041)              -
Other assets                                 50,628          75,261              -                         125,889
                                          ---------    ------------   ------------    ------------    ------------
     TOTAL ASSETS                         $ 341,735    $    170,793   $      3,897    $   (123,041)   $    393,384
                                          =========    ============   ============    ============    ============
LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current maturities of long-term debt      $   2,132    $        935   $          -    $          -    $      3,067
Accounts payable                             10,722           9,537            267                          20,526
Accrued liabilities                          20,793          11,019            216                          32,028
                                          ---------    ------------   ------------    ------------    ------------
     TOTAL CURRENT LIABILITIES               33,647          21,491            483                          55,621
Long-term debt                              337,413           1,410              -               -         338,823
Other long-term liabilities                  (4,341)         10,525             23                           6,207
Total shareholders' equity (deficit)        (24,984)        137,367          3,391        (123,041)         (7,267)
                                          ---------    ------------   ------------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)                     $ 341,735    $    170,793   $      3,897    $   (123,041)   $    393,384
                                          =========    ============   ============    ============    ============

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                               Dayton                       Non
                                              Superior      Guarantor     Guarantor
                                             Corporation   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                             -----------   ------------  ------------  ------------  ------------
ASSETS
Cash                                         $    1,605    $     (687)   $    1,486    $        -    $    2,404
Accounts receivable, net                         30,223        30,487           455             -        61,165
Inventories                                      23,408        23,180         1,323             -        47,911
Intercompany                                     56,498       (56,414)          (84)            -             -
Other current assets                              8,555         8,539           163             -        17,257
                                             ----------    ----------    ----------    ----------    ----------
    TOTAL CURRENT ASSETS                        120,289         5,105         3,343             -       128,737
Rental equipment, net                             4,268        58,846            46             -        63,160
Property, plant and equipment, net               25,690        35,378           178             -        61,246
Investment in subsidiaries                      123,041             -             -      (123,041)            -
Other assets                                     53,497        67,331             -             -       120,828
                                             ----------    ----------    ----------    ----------    ----------
    TOTAL ASSETS                             $  326,785    $  166,660    $    3,567    $ (123,041)   $  373,971
                                             ==========    ==========    ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt         $    6,991    $        -    $        -    $        -    $    6,991
Accounts payable                                 13,983        11,407           277             -        25,667
Accrued liabilities                              18,022        12,152           154             -        30,328
                                             ----------    ----------    ----------    ----------    ----------
    TOTAL CURRENT LIABILITIES                    38,996        23,559           431             -        62,986
Long-term debt                                  292,545             -             -             -       292,545
Other long-term liabilities                       5,730        16,763           188             -        22,681
Total shareholders' equity (deficit)            (10,486)      126,338         2,948      (123,041)       (4,241)
                                             ----------    ----------    ----------    ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                $  326,785    $  166,660    $    3,567    $ (123,041)   $  373,971
                                             ==========    ==========    ==========    ==========    ==========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003

                                                  Dayton Superior     Guarantor     Non Guarantor
                                                    Corporation     Subsidiaries     Subsidiaries      Consolidated
                                                    -----------     ------------     ------------       ------------
Net sales                                           $  175,338      $  193,064      $    9,452         $  377,854
Cost of sales                                          126,355         140,203           7,040            273,598
                                                    ----------      ----------      ----------         ----------
   Gross profit                                         48,983          52,861           2,412            104,256
Selling, general and administrative expenses            35,092          50,413           1,515             87,020
Facility closing and severance expenses                  1,629             665               -              2,294
Management Fees                                           (400)              -             400
Amortization of goodwill and intangibles                   293             651               -                944
                                                    ----------      ----------      ----------         ----------
   Income from operations                               12,369           1,132             497             13,998
Other expenses
   Interest expense                                     39,633             322               -             39,955
   Loss on early  extinguishment  of  long-term
   debt                                                  2,480               -               -              2,480
   Loss (Gain) on disposals of property,  plant
   and equipment                                             3            (639)              -               (636)
   Other expense (income), net                             104               -             (84)                20
                                                    ----------      ----------      ----------         ----------
   Income  (loss)  before  provision  (benefit)
   for income taxes                                    (29,851)          1,449             581            (27,821)
Provision (benefit) for income taxes                   (11,495)            558             224            (10,713)
                                                    ----------      ----------      ----------         ----------
Net income (loss)                                   $  (18,356)     $      891      $      357         $  (17,108)
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
                                                             =========         =========         =========        =========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                       Dayton
                                                      Superior        Guarantor      Non Guarantor
                                                     Corporation     Subsidiaries     Subsidiaries      Consolidated
                                                     -----------     ------------     ------------      ------------
Net sales                                           $   194,163       $   211,918      $     9,410      $   415,491
Cost of sales                                           132,837           137,459            5,925          276,221
                                                    -----------       -----------      -----------      -----------
   Gross profit                                          61,326            74,459            3,485          139,270
Selling, general and administrative expenses             38,006            57,983            1,543           97,532
Facility closing and severance expenses                     442             6,918                -            7,360
Amortization of goodwill and intangibles                  1,980             1,932                -            3,912
Management fees                                            (300)                -              300                -
                                                    -----------       -----------      -----------      -----------
   Income from operations                                21,198             7,626            1,642           30,466
Other expenses
   Interest expense                                      34,463               561                -           35,024
   Other expense (income), net                                -                95                -               95
                                                    -----------       -----------      -----------      -----------
   Income (loss) before provision for income
   taxes                                                (13,265)            6,970            1,642           (4,653)
Provision (benefit) for income taxes                     (3,361)            1,766              416           (1,179)
                                                    -----------       -----------      -----------      -----------
Net income (loss)                                   $    (9,904)      $     5,204      $     1,226      $    (3,474)
                                                    ===========       ===========      ===========      ===========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003

                                                               Dayton
                                                              Superior        Guarantor      Non Guarantor
                                                             Corporation     Subsidiaries     Subsidiaries      Consolidated
                                                             -----------     ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $  (18,356)       $      891        $      357        $  (17,108)
   Adjustments  to reconcile  net income to net
      cash provided by operating activities:
         Depreciation and amortization                           10,697            19,499                53            30,249
         Deferred income taxes                                  (10,436)                -                 -           (10,436)
         Gain on sales of rental equipment and
         fixed assets                                            (3,408)          (24,160)                -           (27,568)
   Loss on the early extinguishment of long-term debt             2,480                 -                 -             2,480
   Change in  assets  and  liabilities,  net of the
      effects  of acquisitions                                  (15,141)            5,214              (178)          (10,105)
                                                             ----------        ----------        ----------        ----------
         Net cash provided by (used in) operating
         activities                                             (34,164)            1,444               232           (32,488)
                                                             ----------        ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment additions                       (3,631)           (4,191)               (7)           (7,829)
   Proceeds from sales of fixed assets                              131               763                 -               894
   Rental equipment additions                                    (2,472)          (25,094)               (5)          (27,571)
   Proceeds from sale of rental equipment                         4,352            35,320                51            39,723
   Acquisitions                                                       -           (13,668)                -           (13,668)
                                                             ----------        ----------        ----------        ----------
         Net cash provided by (used in) investing
         activities                                              (1,620)           (6,870)               39            (8,451)
                                                             ----------        ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                (177,611)             (262)                -          (177,873)
   Issuance of long-term debt                                   206,442                 -                 -           206,442
   Proceeds from sale/leaseback transaction                           -                 -                 -                 -
   Issuance of common shares, net of issuance costs              13,059                 -                 -            13,059
   Repayment of loans to shareholders, net                          149                 -                 -               149
   Financing Costs incurred                                      (1,860)                -                 -            (1,860)
    Intercompany                                                 (5,140)            5,135                 5                 -
                                                             ----------        ----------        ----------        ----------
         Net cash provided by (used in)
            financing activities                                 35,039             4,873                 5            39,917
                                                             ----------        ----------        ----------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               -                 -               613               613
                                                             ----------        ----------        ----------        ----------
         Net increase (decrease) in cash                           (745)             (553)              889              (409)

CASH, beginning of year                                           1,605              (687)            1,486             2,404
                                                             ----------        ----------        ----------        ----------

CASH, end of year                                            $      860        $   (1,240)       $    2,375        $    1,995
                                                             ==========        ==========        ==========        ==========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002

                                                       Dayton
                                                      Superior          Guarantor       Non Guarantor
                                                     Corporation       Subsidiaries      Subsidiaries        Consolidated
                                                     -----------       ------------      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (9,514)        $  (11,724)        $      975         $  (20,263)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Cumulative effect of change in accounting
     principle                                                -             17,140                  -             17,140
       Depreciation and amortization                      7,712             16,026                 50             23,788
       Deferred income taxes                              3,228                  -                  -              3,228
       Gain on sales of rental equipment and
       fixed assets                                        (572)           (20,247)               (32)           (20,851)
  Change in assets and liabilities, net of
     the effects of acquisitions                         (5,834)           (13,460)              (998)           (20,292)
                                                     ----------         ----------         ----------         ----------
       Net cash provided by (used in)
       operating activities                              (4,980)           (12,265)                (5)           (17,250)
                                                     ----------         ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                (6,658)            (4,489)              (130)           (11,277)
  Proceeds from sales of fixed assets                     1,105                877                 28              2,010
  Rental equipment additions                               (758)           (17,619)               (34)           (18,411)
  Proceeds from sale of rental equipment                  3,018             32,550                 73             35,641
                                                     ----------         ----------         ----------         ----------
       Net cash provided by (used in)
       investing activities                              (3,293)            11,319                (63)             7,963
                                                     ----------         ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                           (4,141)                 -                  -             (4,141)
  Issuance of long-term debt                              8,050                  -                  -              8,050
  Proceeds from sale/leaseback transaction                  633              1,597                 28              2,258
  Issuance of common shares, net of issuance
     costs                                                  131                  -                  -                131
  Redemption of common shares and purchase of
     treasury shares                                       (205)                 -                  -               (205)
  Repayment of loans to shareholders, net                   502                  -                  -                502
    Intercompany                                          2,194             (2,170)               (24)                 -
                                                     ----------         ----------         ----------         ----------
       Net cash provided by (used in)
          financing activities                            7,164               (573)                 4              6,595
                                                     ----------         ----------         ----------         ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -                  -                107                107
                                                     ----------         ----------         ----------         ----------

       Net increase (decrease) in cash                   (1,109)            (1,519)                43             (2,585)

CASH, beginning of year                                   2,714                832              1,443              4,989
                                                     ----------         ----------         ----------         ----------

CASH, end of year                                    $    1,605         $     (687)        $    1,486         $    2,404
                                                     ==========         ==========         ==========         ==========

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                       Dayton
                                                       Superior         Guarantor        Non Guarantor
                                                     Corporation      Subsidiaries        Subsidiaries       Consolidated
                                                     -----------      ------------        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (9,904)        $    5,204         $    1,226         $   (3,474)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                      8,483             15,928                 42             24,453
       Deferred income taxes                             (2,972)                 -                  -             (2,972)
       Gain on sales of rental equipment and
       fixed assets                                      (1,062)           (13,039)               (83)           (14,184)
  Change in assets and liabilities, net of
     the effects of acquisitions                         (9,109)            15,049             (1,540)             4,400
                                                     ----------         ----------         ----------         ----------
       Net cash provided by (used in)
       operating activities                             (14,564)            23,142               (355)             8,223
                                                     ----------         ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                (4,065)            (5,679)              (180)            (9,924)
  Proceeds from sales of fixed assets                        34                132                  3                169
  Rental equipment additions                             (1,565)           (24,317)               (51)           (25,933)
  Proceeds from sale of rental equipment                  2,193             20,390                159             22,742
  Acquisitions                                          (40,707)                 -                  -            (40,707)
                                                     ----------         ----------         ----------         ----------
       Net cash used in investing activities            (44,110)            (9,474)               (69)           (53,653)
                                                     ----------         ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                          (48,532)                 -                  -            (48,532)
  Issuance of long-term debt                             93,751                  -                  -             93,751
  Issuance of Class A common shares                       5,334                  -                  -              5,334
  Financing costs incurred                                 (791)                 -                  -               (791)
  Purchase of treasury shares                              (928)                 -                  -               (928)
  Intercompany                                           10,951            (12,011)             1,060                  -
                                                     ----------         ----------         ----------         ----------
       Net cash provided by (used in)
       financing activities                              59,785            (12,011)             1,060             48,834
                                                     ----------         ----------         ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -                  -               (197)              (197)
                                                     ----------         ----------         ----------         ----------

       Net increase in cash                               1,111              1,657                439              3,207

CASH, beginning of year                                   1,603               (825)             1,004              1,782
                                                     ----------         ----------         ----------         ----------

CASH, end of year                                    $    2,714         $      832         $    1,443         $    4,989
                                                     ==========         ==========         ==========         ==========

(5) COMMON SHARES

(a) STOCK OPTION PLAN--

Upon consummation of the recapitalization in 2000, the Company adopted the 2000 Stock Option Plan of Dayton Superior Corporation ("Stock Option Plan"). The Stock Option Plan permits the grant of stock options to purchase 719,254 common shares. Options to purchase 92,859, 147,225, and 5,506 common shares were granted during 2003, 2002, and 2001, respectively. Options that are cancelled may be reissued.

The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following the recapitalization, as well as new option grants. The terms of the option grants are ten years from the date of grant.

Generally, between 10% and 25% of the options have a fixed vesting period of less than three years. The remaining options are eligible to become exercisable in installments over one to five years from the date of grant based on the Company's performance, but, in any case, become exercisable no later than nine years after the grant date.

These options may be subject to accelerated vesting upon certain change in control events based on Odyssey's return on investment. Under the Stock Option Plan, the option exercise price equals the stock's market price on date of grant.

A summary of the status of the Company's stock option plans at December 31, 2003, 2002, and 2001, and changes during the years then ended is presented in the table and narrative below:

                                                                                   Weighted Average
                                                                Number of         Exercise Price Per
                                                                 Shares                Share
                                                                 ------                -----
Outstanding at January 1, 2001                                  570,946           $    24.22
Granted at a weighted average fair value of $7.65                 5,506                27.50
Exercised                                                        (9,134)               21.20
Cancelled                                                       (26,060)               27.00
                                                                -------
Outstanding at December 31, 2001                                541,258                24.17
Granted at a weighted average fair value of $5.43               147,225                27.50
Exercised                                                        (3,050)                2.29
Cancelled                                                       (13,749)               25.21
                                                                -------
Outstanding at December 31, 2002                                671,684                25.00
Granted at a weighted average fair value of $4.78                92,859                25.42
Cancelled                                                      (120,704)               25.26
                                                                -------
Outstanding at December 31, 2003                                643,839           $    25.03
                                                                =======

Price ranges and other information for stock options outstanding at December 31, 2003 are as follows:

                                                 Outstanding                        Exercisable
                                                 -----------                        -----------
                                                  Weighted       Weighted                     Weighted
                                                   Average       Average                      Average
                                                  Exercise      Remaining                     Exercise
Range of Exercise Prices             Shares        Price           Life          Shares        Price
------------------------             ------        -----           ----          ------        -----
$  1.96 - $  4.00                    40,887       $  2.45         0.7 years      40,887       $  2.45
$ 16.81 - $ 19.91                    22,164         17.95         4.6            22,164         17.95
$ 24.00 - $ 27.50                   580,788         26.87         7.5            97,999         27.02
                                    -------       -------         ---------     -------       -------
                                    643,839       $ 25.03         6.9 years     161,050       $ 19.54
                                    =======       =======         =========     =======       =======

Shares exercisable were 188,092 and 163,573 as of December 31, 2002 and 2001, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively:

                                         2003                  2002                  2001
                                         ----                  ----                  ----
Risk-free interest rates              2.98%-3.26%              3.70%                 5.55%
Expected dividend yield                   0%                    0%                    0%
Expected lives                          6 years               6 years               6 years
Expected volatility                      8.44%                 0.00%                 0.00%

(b) TREASURY SHARES--

During 2002 and 2001, the Company repurchased common shares from former employees in conjunction with the facility closing and severance plans discussed in Note 10. There were 7,459 shares repurchased in 2002 for $205, and 29,288 shares repurchased in 2001 for $979.

(6) RETIREMENT PLANS

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

                                                         PENSION            PENSION            SYMONS              SYMONS
                                                         BENEFITS           BENEFITS       POSTRETIREMENT      POSTRETIREMENT
                                                           2003               2002          BENEFITS 2003       BENEFITS 2002
                                                           ----               ----          -------------       -------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $    8,227         $    7,059         $      720         $      820
Service cost                                                  483                428                  -                  -
Interest cost                                                 563                502                 46                 57
Amendments                                                      -                120                  -                  -
Actuarial loss                                              1,424                479                 44                 27
Benefits paid                                                (499)              (361)              (164)              (183)
                                                       ----------         ----------         ----------         ----------
Benefit obligation at end of year                      $   10,198         $    8,227         $      648         $      721
                                                       ==========         ==========         ==========         ==========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         $    6,812         $    6,716         $        -         $        -
Actual return (loss) on plan assets                         1,136               (457)                 -                  -
Employee contribution                                                                               109                 57
Employer contribution                                         199                914                 55                126
Benefits paid                                                (499)              (361)              (164)              (183)
                                                       ----------         ----------         ----------         ----------
Fair value of plan assets at end of year               $    7,648         $    6,812         $        -         $        -
                                                       ==========         ==========         ==========         ==========

Funded status                                          $   (2,550)        $   (1,415)        $     (648)        $     (720)
Unrecognized prior service cost                               (37)               (32)               168                192
Unrecognized net loss (gain)                                2,170              1,402                  7                (39)
                                                       ----------         ----------         ----------         ----------
Net amount recognized                                  $     (417)        $      (45)        $     (473)        $     (567)
                                                       ==========         ==========         ==========         ==========

AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION CONSIST OF:
Accrued benefit liability                              $   (2,550)        $   (1,415)        $     (473)        $     (567)
Accumulated other comprehensive income                      2,133              1,370                  -                  -
                                                       ----------         ----------         ----------         ----------
Net amount recognized                                  $     (417)        $      (45)        $     (473)        $     (567)
                                                       ==========         ==========         ==========         ==========

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                           $      483         $      428         $        -         $        -
Interest cost                                                 563                502                 46                 57
Expected return on plan assets                               (536)              (560)                 -                  -
Amortization of actuarial loss                                 55                  -                  -                  -
Amortization of prior service cost                              5                 (5)                24                 24
                                                       ----------         ----------         ----------         ----------
Net periodic pension cost                              $      570         $      365         $       70         $       81
                                                       ==========         ==========         ==========         ==========

ADDITIONAL INFORMATION
Increase in minimum liability included in other
comprehensive income                                         (106)            (1,219)                 -                  -

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

                                           Pension        Pension        Symons             Symons
                                           Benefits       Benefits    Postretirement     Postretirement
                                            2003            2002      Benefits 2003      Benefits 2002
                                            ----            ----      -------------      -------------
Discount rate                               6.00%          6.75%          6.00%             6.75%
Expected return on plan assets              8.00%          8.00%           N/A               N/A
Rate of compensation increase                N/A            N/A            N/A               N/A

The weighted average assumptions used in the actuarial computation that derived net periodic benefit income (expense) were as follows:

                                     Pension     Pension     Pension         Symons            Symons           Symons
                                    Benefits     Benefits    Benefits    Postretirement    Postretirement   Postretirement
                                      2003         2002        2001       Benefits 2003    Benefits 2002     Benefits 2001
                                      ----         ----        ----       -------------    -------------     -------------
Discount rate                         6.75%       7.25%       6.75%           6.75%             7.5%              7.0%
Expected return on plan assets        8.00%       8.00%       8.00%             N/A             N/A               N/A
Rate of compensation increase          N/A         N/A         N/A              N/A             N/A               N/A

One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on assets. The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Our defined benefit pension plan's assets are invested primarily in equity and fixed income mutual funds. We use long-term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan's assets to develop our expected rate of return assumption used in the net periodic pension cost calculation.

Our postretirement healthcare benefit plan is unfunded and has no plan assets. Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for this benefit plan.

As of December 31, 2003 and 2002, the plan had accumulated benefit obligations equal to the projected benefit obligation of $10,198 and $8,227, respectively.

Assumed health care cost trend rates:

                                                                       DECEMBER 31,
                                                                 ----------------------
                                                                  2004            2003
                                                                  ----            ----
Health care cost trend rate assumed for next year                 8.0%            8.5%
Rate to which the cost  trend  rate is assumed to decline
(the ultimate trend rate)                                         5.0%            5.0%
Year that the rate reaches the ultimate trend rate               2010            2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                        1 Percentage Point       1 Percentage
                                                            Increase            Point Decrease
                                                            --------            --------------
Effect  on  total of  service  and  interest  cost
  components                                                 $   6                    $ (6)
Effect on the postretirement benefit
  obligation                                                   105                     (93)

Plan Assets

The pension plan asset allocations at December 31, 2003 and 2002, by asset category were as follows:

                                              PLAN ASSETS AT DECEMBER 31,
                                              ---------------------------
   ASSET CATEGORY                              2003              2002
   --------------                              ----              ----
Equity Securities                               55 %               66 %
Fixed Income Securities                         36                 18
Insurance Contract                               9                 16
Total                                          100 %              100 %
                                               ---                ---

The Company's pension plan asset investment strategy is to invest in a combination of equities and fixed-income investments while maintaining a moderate risk posture. The targeted asset allocation within the investment portfolio is 55% equities and 45% fixed income. The Company evaluates the performance of the pension investment program in the context of a three to five-year horizon.

CASH FLOW

Contributions:

We expect to contribute $100 to the pension plan in 2004.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                             PENSION BENEFITS       OTHER BENEFITS
                             ----------------       --------------
2004                            $    324                $   81
2005                                 354                    84
2006                                 368                    86
2007                                 404                    87
2008                                 445                    88
Years 2009-2013                    2,984                   393

(b) MULTI-EMPLOYER PENSION PLAN--

Approximately 12% of the Company's employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $321, $347, and $380, for the years ended December 31, 2003, 2002, and 2001, respectively.

(c) 401(k) SAVINGS PLAN--

Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $767, $993, and $1,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

(d) RETIREMENT CONTRIBUTION ACCOUNT--

The Company has a defined contribution plan for substantially all salaried employees. Employees are not permitted to contribute to the plan. The Company suspended contributions to this account for service rendered in 2003. Previously, participants earned 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount charged to expense for the years ended December 31, 2002 and 2001 was $1,791 and $1,905, respectively.

(7) INCOME TAXES

The following is a summary of the components of the Company's income tax provision for the years ended December 31, 2003, 2002, and 2001:

                                    2003          2002          2001
                                  --------      --------      --------
Currently receivable:
   Federal                        $    (98)     $ (4,000)     $   (671)
   State and local                     154          (354)          555
   Foreign                             459           603           413
Deferred (future tax benefit)      (11,228)        3,365        (1,476)
                                  --------      --------      --------
Total benefit                     $(10,713)     $   (386)     $ (1,179)
                                  ========      ========      ========

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2003, 2002, and 2001 for the following reasons:

                                          2003          2002          2001
                                        --------      --------      --------
Statutory income tax rate                   34.0%         34.0%         34.0%
State income taxes (net of federal
   tax benefit)                              4.9          (4.1)          4.0
Nondeductible goodwill
   amortization and other
   permanent differences                    (0.4)         (8.6)        (12.7)
Foreign income taxes                           -         (10.3)            -
                                        --------      --------      --------
Effective income tax rate                   38.5%         11.0%         25.3%
                                        ========      ========      ========

The components of the Company's deferred taxes as of December 31, 2003 and 2002 are as follows:

                                          2003          2002
                                        --------      --------
Current deferred taxes:
    Inventory reserves                  $  1,100      $    668
    Accounts receivable reserves           1,123           876
    Accrued liabilities                    2,975         4,628
    Other                                    170            22
                                        --------      --------
        Total                              5,368         6,194
                                        --------      --------

Long-term deferred taxes:
    Accelerated depreciation             (19,340)      (19,302)
    Net operating loss carryforwards      15,179         2,678
    Deferred compensation                  2,001         3,046
    Other long-term liabilities            1,522           947
    Amortization of intangibles              878           798
    Other                                   (240)          (86)
                                        --------      --------
        Total                                  -       (11,919)
                                        --------      --------
        Net deferred taxes              $  5,368      $ (5,725)
                                        ========      ========

For federal income tax purposes, the Company has federal net operating tax loss carryforwards of approximately $39,300, which expire over a five year period beginning in 2019. The Company also has state net operating tax loss carryforwards of $49,400, which expire over a period of five to twenty years beginning in 2006.

(8) SEGMENT REPORTING

In an effort to reduce cost and enhance customer responsiveness, the Company consolidated its overhead structure from five marketing arms down to two effective January 1, 2003. Accordingly, the Company changed it's reporting as a result of this consolidation such that it now reports under two segments:
Construction Products Group and Symons. Construction Products Group and Symons sell primarily to external customers and are differentiated by their products and services, both of which serve the construction industry. Construction Products Group sells concrete accessories, which are used in connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars; masonry accessories, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls; paving products which are used in the construction and rehabilitation of concrete roads, highways, and airport runways to extend the life of the pavement; and construction chemicals which are used in conjunction with its other products. Symons sells and rents reusable engineered forms and related accessories used in the construction of concrete walls, columns and bridge supports to hold concrete in place while it hardens and construction chemicals which are used in conjunction with its other products. Corporate loss before income tax includes interest expense.

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

Information about the income (loss) of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                                2003           2002           2001
                                              ---------      ---------      ---------
Sales:
 Construction Products Group                  $ 258,051      $ 274,129      $ 282,375
 Symons                                         119,803        124,608        133,116
                                              ---------      ---------      ---------
 Net sales to external customers              $ 377,854      $ 398,737      $ 415,491
                                              =========      =========      =========

 Construction Products Group                  $  12,299      $  13,123      $  13,990
 Symons                                           9,553          8,107          7,052
                                              ---------      ---------      ---------
 Net sales to other segments                  $  21,852      $  21,230      $  21,042
                                              =========      =========      =========

Income (loss) before income tax:
 Construction Products Group                  $  18,057      $  28,265      $  29,315
 Symons                                          20,733         27,076         31,324
 Intersegment Eliminations                      (11,695)       (11,032)       (11,187)
 Corporate                                      (54,916)       (47,818)       (54,105)
                                              ---------      ---------      ---------
 Loss before income taxes                     $ (27,821)     $  (3,509)     $  (4,653)
                                              =========      =========      =========

Depreciation:
 Construction Products Group                  $   6,708      $   6,665      $   6,455
 Symons                                          17,457         12,417          9,936
 Corporate                                        1,769          1,768          1,899
                                              ---------      ---------      ---------
 Depreciation                                 $  25,934      $  20,850      $  18,290
                                              =========      =========      =========

Amortization of goodwill and intangibles:
 Construction Products Group                  $     185      $     258      $     375
 Symons                                             651            229             16
 Corporate                                          108            116          3,521
                                              ---------      ---------      ---------
 Amortization of goodwill and intangibles     $     944      $     603      $   3,912
                                              =========      =========      =========

Information regarding each segment's assets and the reconciliation to the consolidated amounts as of December 31, 2003 and 2002 are as follows:

                                                 2003          2002
                                              ---------      ---------
Construction Products Group                   $ 154,514      $ 159,955
Symons                                          138,973        115,071
Corporate and Unallocated                        99,897         98,945
                                              ---------      ---------
Total Assets                                  $ 393,384      $ 373,971
                                              =========      =========

Information regarding capital expenditures by segment and the reconciliation to the consolidated amounts for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                2003           2002           2001
                                              ---------      ---------      ---------
Construction Products Group                   $   6,313      $   7,968      $   6,629
Symons                                              521          2,520          2,320
Corporate                                           995            789            975
                                              ---------      ---------      ---------
Property, Plant, and Equipment Additions      $   7,829      $  11,277      $   9,924
                                              =========      =========      =========

Construction Products Group                   $     870      $     864      $   1,664
Symons                                           26,701         17,547         24,269
                                              ---------      ---------      ---------
Rental Equipment Additions                    $  27,571      $  18,411      $  25,933
                                              =========      =========      =========

(9) COMMITMENTS AND CONTINGENCIES

(a) OPERATING LEASES--

Rental expense for property, plant and equipment (principally manufacturing, service/distribution, and office facilities, forklifts, and office equipment) was $6,301, $6,318, and $6,599, for the years ended December 31, 2003, 2002 and 2001, respectively. Lease terms range from one to 20 years and some contain renewal options.

Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

                        Operating Leases
                        ----------------
   2004                   $     5,749
   2005                         5,016
   2006                         3,588
   2007                         2,460
   2008                         1,353
Thereafter                      7,300
                          -----------
  Total                   $    25,466
                          ===========

(b) LITIGATION--

From time to time, the Company is involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which the Company is currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

(c) SELF-INSURANCE--

The Company is self-insured for certain of its group medical, workers' compensation and product and general liability claims. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on the type of claim. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 2003, 2002 and 2001. The Company has reserved $5,116 and $6,890 as of December 31, 2003 and 2002, respectively.

(d) SEVERANCE OBLIGATIONS--

The Company has employment agreements with its executive management and severance agreements with certain of its key management-level personnel, with annual base compensation ranging in value from $170 to $390. The agreements generally provide for salary continuation in the event of termination without cause for periods of one to three years. The agreements also contain certain non-competition clauses. As of December 31, 2003, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was approximately $2,800.

(10) FACILITY CLOSING AND SEVERANCE EXPENSES

         During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the years ended December 31, 2001, 2002, and 2003 was as follows:

                                                                                           OTHER
                                               INVOLUNTARY      LEASE      RELOCATION      POST-
                                               TERMINATION   TERMINATION       OF         CLOSING
                                                 BENEFITS       COSTS      OPERATIONS      COSTS        TOTAL
                                               -----------   -----------   ----------   ------------   -------
                                                                    (AMOUNTS IN THOUSANDS)
Balance, January 1, 2001 ....................  $       738   $       540   $        -   $        575   $ 1,853
Facility closing and severance expenses .....            -             -            -              -         -
Items charged against reserve ...............         (738)          (50)           -           (398)   (1,186)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2001 ..................            -           490            -            177       667
Facility closing and severance expenses .....            -             -            -              -         -
Items charged against reserve ...............            -          (221)           -            (84)     (305)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2002 ..................            -           269            -             93       362
Facility closing and severance expenses .....            -          (212)           -              -      (212)
Items charged against reserve ...............            -           (57)           -            (93)     (150)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2003 ..................  $         -   $         -   $        -   $          -   $     -
                                               ===========   ===========   ==========   ============   =======

         During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2001, 2002, and 2003 was as follows:

                                                                                           OTHER
                                               INVOLUNTARY      LEASE      RELOCATION      POST-
                                               TERMINATION   TERMINATION       OF         CLOSING
                                                 BENEFITS       COSTS      OPERATIONS      COSTS        TOTAL
                                               -----------   -----------   ----------   ------------   -------
                                                                    (AMOUNTS IN THOUSANDS)
Facility closing and severance expenses .....  $     3,287   $       685   $        -   $        786   $ 4,758
Items charged against reserve ...............       (2,356)         (161)           -              -    (2,517)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2001 ..................          931           524            -            786     2,241
Facility closing and severance expenses .....            -             -          108              -       108
Items charged against reserve ...............         (931)         (314)        (108)          (475)   (1,828)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2002 ..................            -           210            -            311       521
Facility closing and severance expenses .....            -           379            -              -       379
Items charged against reserve ...............            -          (175)           -           (311)     (486)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2003 ..................  $         -   $       414   $        -   $          -   $   414
                                               ===========   ===========   ==========   ============   =======

         The remaining lease termination costs are expected to be paid in 2004.

         During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2002, and 2003 was as follows:

                                                                                           OTHER
                                               INVOLUNTARY      LEASE      RELOCATION      POST-
                                               TERMINATION   TERMINATION       OF         CLOSING
                                                 BENEFITS       COSTS      OPERATIONS      COSTS        TOTAL
                                               -----------   -----------   ----------   ------------   -------
                                                                    (AMOUNTS IN THOUSANDS)
Facility closing and severance expenses .....  $     4,441   $       650   $        -   $        200   $ 5,291
Items charged against reserve ...............       (2,029)         (566)           -           (200)   (2,795)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2002 ..................        2,412            84            -              -     2,496
Facility closing and severance expenses .....          202           (11)           -              -       191
Items charged against reserve ...............       (2,414)          (73)           -              -    (2,487)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2003 ..................  $       200   $         -   $        -   $          -   $   200
                                               ===========   ===========   ==========   ============   =======

         The remaining involuntary termination benefits are expected to be paid in 2004.

         During 2003, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 was as follows:

                                                                                           OTHER
                                               INVOLUNTARY      LEASE      RELOCATION      POST-
                                               TERMINATION   TERMINATION       OF         CLOSING
                                                 BENEFITS       COSTS      OPERATIONS      COSTS        TOTAL
                                               -----------   -----------   ----------   ------------   -------
                                                                    (AMOUNTS IN THOUSANDS)
Facility closing and severance expenses .....  $       988   $        27   $        -   $        921   $ 1,936
Items charged against reserve ...............         (988)          (27)           -           (921)   (1,936)
                                               -----------   -----------   ----------   ------------   -------
Balance, December 31, 2003 ..................  $         -   $         -   $        -   $          -   $     -
                                               ===========   ===========   ==========   ============   =======

(11) RELATED PARTY TRANSACTIONS

For the years ended December 31, 2003, 2002, and 2001, the Company reimbursed Odyssey Investment Partners, LLC, the majority shareholder, for travel, lodging, and meals of $315, $228, and $107 respectively. In conjunction with the acquisition of Aztec Concrete Accessories, Inc. ("Aztec"), the Company paid Odyssey a $350 fee.

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                 2003
                                              ---------------------------------------------------------------------
                                                First         Second          Third          Fourth         Full
        Quarterly Operating Data               Quarter        Quarter        Quarter        Quarter         Year
-----------------------------------------     ---------      ---------      ---------      ---------      ---------
Net sales                                     $  71,994      $ 105,514      $ 100,988      $  99,358      $ 377,854
Gross profit                                     21,000         31,012         24,729         27,515        104,256
Income (loss) before cumulative effect of
  change in accounting principle                 (5,390)          (460)        (6,393)        (4,865)       (17,108)

                                                                                 2002
                                              ---------------------------------------------------------------------
                                                First         Second          Third         Fourth          Full
Quarterly Operating Data                       Quarter        Quarter        Quarter        Quarter         Year
-----------------------------------------     ---------      ---------      ---------      ---------      ---------
Net sales                                     $  82,772      $ 112,214      $ 110,526      $  93,225      $ 398,737
Gross profit                                     26,517         36,587         36,623         29,149        128,876
Income (loss) before cumulative effect of
  change in accounting principle                 (3,010)         2,890          2,587         (5,590)        (3,123)

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                Additions                        Deductions
                                                   ----------------------------------     -----------------------
                                                                                           Charges
                                                                    Charged               for Which
                                                    Balance at     to Costs                Reserves    Balance at
                                                   Beginning of       and                    Were        End of
                                                       Year        Expenses     Other      Created        Year
                                                   ------------    ---------    -----     ---------    ----------
Allowances  for  Doubtful   Accounts  and  Sales
Returns and Allowances

For the year ended December 31, 2003               $      4,861    $   6,521    $   -     $  (6,443)   $    4,939

For the year ended December 31, 2002                      7,423        1,848        -        (4,410)        4,861

For the year ended December 31, 2001               $      5,331    $   2,156    $ 102 (1) $    (166)   $    7,423

(1) Acquisition of BarLock and Aztec Concrete Accessories, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position of our executive officers and directors as of December 31, 2003.

       Name                         Age                      Position
-----------------------             ---    -----------------------------------------------
John A. Ciccarelli                  64     Chairman of the Board of Directors
Stephen R. Morrey                   49     President, Chief Executive Officer and Director
Peter J. Astrauskas                 53     Vice President, Engineering
Raymond E. Bartholomae              57     Vice President, Sales and Marketing
Dennis P. Haggerty                  52     Vice President, Supply Chain Management
Steven C. Huston                    49     Vice President, General Counsel and Secretary
Mark K. Kaler                       46     Vice President, Strategic Planning
Edward J. Puisis                    43     Vice President and Chief Financial Officer
Thomas W. Roehrig                   38     Vice President of Corporate Accounting
Stephen Berger                      64     Director
William F. Hopkins                  40     Director
Douglas W. Rotatori                 43     Director

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

Peter J. Astrauskas has been Vice President, Engineering since September 2003. From 2001 to 2003, he was Vice President, Engineering for Alcoa Automotive. From 1994 to 2001, he was the Director, Global Manufacturing Engineering for TRW Safety Systems.

Raymond E. Bartholomae has been Vice President, Sales and Marketing since August 2003. He has been employed by Symons since January 1970 and had been Vice President and General Manager, Symons, from February 1998 to August 2003.

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

Mark K. Kaler has been Vice President, Strategic Planning since August 2003. He served as Vice President and General Manager, Construction Products Group from October 2002 to August 2003. From April 1996 to October 2002, Mr. Kaler was Vice President and General Manager, American Highway Technology.

Edward J. Puisis has been Vice President and Chief Financial Officer since August 2003. From March 1998 to August 2003 Mr. Puisis was General Manager of Finance and Administration and Chief Financial Officer of Gallatin Steel Company, a partnership owned by Dafasco and Gerdau Ameristeel.

Thomas W. Roehrig has been Vice President of Corporate Accounting since February 2003 and was Treasurer from August 2003 to December 2003. From April 1998 to February 2003, Mr. Roehrig served as Corporate Controller.

Stephen Berger has been chairman of Odyssey Investment Partners, LLC since 1997. Mr. Berger also served as a director of Transdigm, Inc., a supplier of highly engineered commercial and military aircraft parts from 1998 to July 2003.

William F. Hopkins has been a member and Managing Principal of Odyssey Investment Partners, LLC since 1997. Mr. Hopkins also served as a director of Transdigm, Inc. from 1998 to July 2003, a supplier of highly engineered commercial and military aircraft parts.

Douglas W. Rotatori has been a principal of Odyssey Investment Partners, LLC since 1998.

We have five directors. Each director is elected to serve until the next annual meeting of shareholders or until a successor is elected. Our executive officers are elected by the directors to serve at the pleasure of the directors. There are no family relationships between any of our directors or executive officers. Except for Mr. Ciccarelli, our directors, all of whom are employed by us, or Odyssey, do not receive any compensation for their service as directors.

The AUDIT COMMITTEE of our Board of Directors consists of Messrs. Berger, Hopkins, and Rotatori, none of who is considered independent under the rules of the national securities exchanges. The Board of Directors has determined that Mr. Rotatori is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission.

We have adopted a CODE OF ETHICS that specifically applies to our senior financial officers, including our President and Chief Executive Officer, Chief Financial Officer, Vice President of Corporate Accounting, and Treasurer. Our Code of Ethics is filed with this annual report on Form 10-K as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the 2003, 2002, and 2001 compensation for our chief executive officer and each of the other four most highly compensated executive officers who were serving as executive officers at December 31, 2003 or who had served as an executive officer during 2003.

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                         -----------------------------
                                         ANNUAL COMPENSATION                 AWARDS          PAYOUTS
                                -------------------------------------    --------------    -----------
                                                         OTHER ANNUAL        SHARES         LONG TERM
   NAME AND PRINCIPAL            SALARY       BONUS      COMPENSATION      UNDERLYING       INCENTIVE         ALL OTHER
        POSITION         YEAR      ($)         ($)           ($)         OPTIONS (#)(1)    PAYOUTS ($)   COMPENSATION($)(2)
----------------------   ----   ---------   ---------    ------------    --------------    -----------   ------------------
Stephen R. Morrey        2003   $ 375,000   $ 135,000    $    195,709(3)              -    $         -   $            4,000
  President and Chief    2002     173,077     235,000          77,102(3)        100,000              -                    -
  Executive Officer

Dennis Haggerty          2003   $ 225,000   $ 100,000    $     43,122(4)              -    $         -   $            3,500
  Vice President,        2002      55,385      32,653               -            35,000              -                    -
  Supply Chain
  Management

Raymond E. Bartholomae   2003   $ 243,942   $ 140,000    $          -            12,000    $         -   $            4,000
  Vice President,        2002     210,000     120,000               -                 -              -               16,000
  Sales and Marketing    2001     206,750      90,000               -                 -              -               13,600

Mark K. Kaler            2003   $ 227,000   $  70,000    $          -            12,000    $         -   $            4,000
  Vice President,        2002     184,077     110,000               -                 -              -               13,000
  Strategic Planning     2001     149,231     160,214               -                 -              -                7,650

Alan F. Mcliroy(5)       2003   $ 147,692   $  27,123    $     24,110(6)              -    $         -   $          314,846
  Vice President and     2002     240,000      45,000               -                 -              -               13,000
  Chief Financial        2001     236,539      96,406               -                 -              -               11,050
  Officer

Edward J. Puisis         2003   $  96,154   $ 325,000(7) $          -            55,000    $         -   $                -
  Vice President and
  Chief Financial
  Officer

(1) Options to purchase common shares were granted under our stock option plans at an exercise price of $27.50 per share, except for Mr. Puisis' options, which have an exercise price of $24.00 per share. The options become exercisable based on a combination of service and performance factors.

(2) Consists of:

                   Matching 401(k) Contributions  Contributions to 401(k) Savings Plan Severance
                    2003      2002        2001        2003       2002        2001        2003
                   -----------------------------------------------------------------------------
Mr. Morrey         $4,000    $     -    $      -    $     -    $      -    $      -    $       -
Mr. Haggerty        3,500          -           -          -           -           -            -
Mr. Bartholomae     4,000      4,000       3,400          -      12,000      10,200            -
Mr. Kaler           4,000      4,000       3,400          -       9,000       4,250            -
Mr. Mcliroy         4,000      4,000       3,400          -       9,000       7,650      310,846
Mr. Puisis              -          -           -          -           -           -            -

(3)The amounts included in this column which represent more than 25% of the total perquisites and personal benefits received by Mr. Morrey were relocation expense paid by us of $70,402 in 2002 and $176,119 in 2003.

(4)The amounts included in this column which represent more than 25% of the total perquisites and personal benefits received by Mr. Haggerty were temporary living and mileage expenses paid by us of $29,322 and a car allowance of $13,800.

(5) Mr. McIlroy, the former chief financial officer, resigned effective August 8, 2003. In connection with Mr. McIlroy's severance, Mr. McIlroy received a severance payment of $207,000, 24 months of salary continuation (of which $103,846 was paid in 2003), and a prorated bonus of $27,123 for 2003. All of his unexercised options were cancelled.

(6) The amounts included in this column which represent more than 25% of the total perquisites and personal benefits received by Mr. Mcliroy were imputed interest of $10,310 on an interest free loan and a car allowance of $13,800.

(7) The bonus amount for Mr. Puisis reflects a signing bonus of $175,000 he received upon his employment with Dayton Superior and a $150,000 bonus under the Company's annual bonus plan.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with each of Messrs. Morrey, Bartholomae, Puisis, and Kaler. We do not currently have an employment agreement with Mr. Haggerty. Generally, each employment agreement provides:

         -    Each executive officer is an "employee at will."

         - Each executive officer is entitled to participate in our executive annual bonus plan and in our various other employee benefit plans and arrangements which are applicable to senior officers.

         - If an executive officer is terminated without cause during the term of his employment agreement, he will be entitled to receive a pro rata share of his bonus for the year of termination, to continue to receive his annual base salary for a period of 12 to 36 months and to continue coverage under our medical and dental programs for from one to three years on the same basis as he was entitled to participate prior to his termination.

         - Each executive officer is prohibited from competing with us during the term of his employment under the employment agreement and, under certain conditions, from one to three years following termination of his employment or expiration of the term of his employment agreement.

Mr. Morrey's employment agreement differs from the other agreements described above in the following respects:

         - His annual base salary is $375,000, which may be increased by our Board of Directors at its discretion.

         - He serves as a director as well as President and Chief Executive Officer.

         - The term of his employment is four years, beginning July 15, 2002. His agreement will automatically be extended for additional one-year periods unless either of us notifies the other of termination not later than 120 days before the end of a term.

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

Pursuant to an agreement with Dayton Superior, Mr. Puisis' employment agreement differs from the other agreements described above in the following respects:

         - His annual base salary is $250,000, which may be increased by our Board of Directors at its discretion.

         - The term of his employment is two years, beginning August 11, 2003. His employment agreement will be automatically extended for additional one-year periods unless either of us notifies the other not later than 120 days before the end of a term.

         - He received in 2003 a one-time signing bonus of $175,000 and reimbursement for expenses he incurred in connection with his move to the Dayton, Ohio area.

         - He receives an annual car allowance, payment of the annual membership fee in a country, alumni or social club of his choice (up to a specified maximum amount) as well as payment of the initiation fee in that country, alumni or social club (up to a specified amount).

MANAGEMENT STOCKHOLDERS' AGREEMENT

         We along with Odyssey and our employee stockholders, including the officers named in the Summary Compensation Table (the "Management Stockholders"), are partners to a Management Stockholders' Agreement (the "Management Stockholders' Agreement") which governs our common shares, options to purchase our common shares and shares acquired upon exercise of options.

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

FISCAL 2003 STOCK OPTION GRANTS

         The stock options granted in 2003 to Messers. Kaler, Bartholomae and Puisis in the Summary Compensation Table are shown in the following table. The table also shows the hypothetical gains that would exist for the options at the end of their ten year terms, assuming compound rates of stock appreciation of 5% and 10%, respectively. The actual future value of the options will depend on the market or appraised value of the common shares.

                                       Option Grants in Last Fiscal Year
                             ------------------------------------------------------

                                                                                        Potential Realizable Value at
                                                                                        Assumed Annual Rates of Stock
                                                                                        Price Appreciation for Option
                                               Individual Grants                                    Term
                             ------------------------------------------------------     -----------------------------
                              Number of      % of Total
                               Shares         Options
                             Underlying      Granted to     Exercise
                               Options        Employees       Price      Expiration
         Name                Granted (#)       in 2003       ($/Sh)         Date          5%($)              10%($)
-----------------------      -----------     ----------     --------     ----------     ---------          ----------
Mark K. Kaler                     12,000(1)        12.9%    $  27.50       1/1/13       $ 207,535          $  525,935
Raymond E.
Bartholomae                       12,000(1)        12.9%    $  27.50       1/1/13       $ 207,535          $  525,935
Edward J. Puisis                  55,000(1)        59.2%    $  24.00      8/11/13       $ 830,141          $2,103,740

(1) Options were granted under the 2000 Stock Option Plan with an exercise price that represents the fair market value of a Common Share on the date the options were granted. The options are divided into two different parts, both of which have a different vesting schedule. All unvested options will become fully exercisable upon a change in control (as defined in the 2000 Stock Option Plan), if Odyssey receives at least a targeted return on its investment.

FISCAL YEAR-END OPTION VALUES

The number and value of options exercised and the number and value of all unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2003 are shown in the following table.

                                                         Number of Shares           Value of Unexercised
                                                      Underlying Unexercised       In-the-Money Options at
                        Shares                        Options at 12/31/03 (#)         12/31/03 ($)(1)
                     Acquired on        Value        -------------------------    -------------------------
      Name           Exercise (#)    Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable
-----------------    ------------    ------------    -------------------------    -------------------------
Stephen R. Morrey               -               -                25,000/75,000    $                    0/$0
Dennis Haggerty                 -               -                 3,500/31,500                          0/0
Raymond E.
Bartholomae                     -               -                12,552/49,341                     15,039/0
Mark K. Kaler                   -               -                20,775/47,417                    233,063/0
Alan F. Mcliroy                 -               -                          0/0                          0/0
Edward J. Puisis                -               -                 4,582/50,418                          0/0

(1) Represents the excess of $22.41, the fair market value as of December 31, 2003 based on an independent appraisal, over the aggregate option exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common shares as of December 31, 2003 by:

     - each person known by us to beneficially own more than 5% of our common shares;

     -    directors;

     -    executive officers listed in the compensation table; and

     -    directors and executive officers as a group.

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

                                                    Number of Common
                                                   Shares Beneficially        % of Common
Name of Beneficial Owner:                                Owned                  Shares
----------------------------                       -------------------        -----------
Odyssey (1)                                                  4,208,317               92.4
Raymond E. Bartholomae (2)                                      33,629                  *
Stephen Berger (3)                                           4,208,317               92.4
John A. Ciccarelli (4)                                          76,312                1.7
Dennis P. Haggerty (5)                                           5,500                  *
William F. Hopkins (3)                                       4,208,317               92.4
Mark K. Kaler (6)                                               48,686               1.1
Edward J. Puisis (7)                                             5,624                  *
Alan F. McIlroy                                                 18,227                  *
Stephen R. Morrey (8)                                           39,546                  *
Douglas Rotatori (3)                                         4,208,317               92.4
Executive officers and directors as a group
(9 persons) (9)                                              4,435,841               95.2

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

(6) Includes 20,775 common shares issuable upon exercise of options exercisable within 60 days.

(7) Includes 4,582 common shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 25,000 common shares issuable upon exercise of options exercisable within 60 days.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                       Number of securities remaining
                         Number of securities to be                                    available for future issuance
                           issued upon exercise of       Weighted-average exercise       under equity compensation
                            outstanding options,           price of outstanding          plans (excluding securities
                            warrants and rights        options, warrants and rights        reflected in column (a))
Plan Category                      (a)                            (b)                              (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                  643,839                        $ 25.03                           75,415
---------------------------------------------------------------------------------------------------------------------

Equity compensation
plans not approved by
security holders                        -                              -                                -
---------------------------------------------------------------------------------------------------------------------

Total                             643,839                        $ 25.03                           75,415
---------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AND ROLLOVER AGREEMENTS

In connection with the 2000 recapitalization, we entered into employment and other "rollover" agreements with John A. Ciccarelli, Raymond E. Bartholomae and Mark K. Kaler, each of whom is or was an executive officer, and with Alan F. Mcliroy, our former chief financial officer. Generally, the "rollover" agreements required each executive officer to retain common shares and, in most cases, stock options, with a specified aggregate value following the recapitalization. In some cases, the executive officer has agreed to exercise stock options in order to obtain some of the common shares, which he has agreed to retain, following the recapitalization. These agreements provided that if the executive officer exercised stock options in order to obtain some of the common shares he is required to retain and he so requested, we made a non-interest bearing, recourse loan to him in an amount equal to the exercise price of the options plus the estimated federal and state income tax liability he incurred in connection with the exercise. If the executive officer purchased some of the common shares he is required to retain and he so requested, we made a 6.39% interest deferred recourse loan to him. These loans are secured by a pledge of the shares issued.

As of December 31, 2003, the amounts outstanding were $69,852 for Mr. Ciccarelli, $374,697 for Mr. Morrey, $556,455 for Mr. Bartholomae, $288,487 for Mr. Kaler, and $177,379 for Mr. Mcliroy. These amounts were also the largest amounts outstanding for these loans during the period January 1, 2000 through December 31, 2003, except for Mr. Mcliroy, for whom the largest amount was $289,159.

ODYSSEY FINANCIAL SERVICES

During 2003, we reimbursed Odyssey for $315,000 of out-of-pocket expenses for travel, lodging and meals.

MANAGEMENT STOCKHOLDERS' AGREEMENT

We, along with Odyssey and our employee stockholders, including our executive officers, are parties to a Management Stockholders' Agreement, which is described in more detail under Item 11 above.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The services performed by Deloitte & Touche LLP in 2003 and 2002 were pre-approved by the Audit Committee. The Audit Committee requires any requests for audit, audit-related, tax, or any other services to be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. In addition, although not required by the rules and regulations of the SEC, the Audit Committee requests a range of fees associated with each proposed service. Providing a range of fees for a service permits appropriate oversight and control of the independent auditor relationship, while permitting us to receive immediate assistance from the independent auditor when time is of the essence.

         We retained Deloitte & Touche LLP to audit our consolidated financial statements for the years ended 2003 and 2002. To minimize relationships that could appear to impair the objectivity of Deloitte & Touche, our audit committee has restricted the non-audit services that Deloitte & Touche may provide to us primarily to audit services and tax services. In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002.

         The aggregate fees billed for professional services by Deloitte & Touche LLP, the Company's independent accountants, in 2003 and 2002 for these various services were:

    TYPE OF FEES                     2003            2002
------------------                ---------        --------
Audit fees (1)                    $   645.9        $  196.7
Audit-related fees                    197.8            42.4
Tax fees                              855.2           213.8
                                  ---------        --------
   Total fees                     $ 1,698.9        $  452.9
                                  =========        ========

(1) Audit fees for 2003 include $345.7 of costs related to the 2000, 2001, and 2002 restatements as disclosed in the 2002 10-K/A.

         The aggregate fees billed for professional services by Arthur Andersen LLP, the Company's independent accountants for a portion of 2002, for these various services were:

   TYPE OF FEES                      2002
------------------                ---------
Audit fees                        $       -
Audit-related fees                     46.5
Tax fees                              356.5
                                  ---------
   Total fees                     $   403.0
                                  =========

         In the above tables, in accordance with new SEC definitions and rules, "audit fees" are fees we paid Deloitte & Touche and Arthur Anderson for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, or for comfort letters, statutory and regulatory audits, consents and other services related to SEC matters; "audit-related fees" are fees billed by Deloitte & Touche and Arthur Andersen for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, due diligence associated with mergers/acquisitions, financial accounting and reporting consultations, and information systems reviews; "tax fees" are fees for tax compliance, tax advice, and tax planning. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

         Independent Auditors Report.

         Consolidated Balance Sheets as of December 31, 2003 and 2002.

         Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001.

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002, and 2001.

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

         (b) Reports on Form 8-K. During the quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K:

              Amendment No. 1 to Current Report on Form 8-K dated October 14, 2003 (amending our Current Report on Form 8-K dated August 13,
              2003) reporting under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) the historical financial information with respect to Safway Formwork Systems, L.L.C. required under Item 7(a), which was not included in the initial filing.

              Current Report on Form 8-K dated October 15, 2003 reporting under
              Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) that we had issued a press release announcing our release of historical audited financial information of Safway Formwork Systems, L.L.C.

              Current Report on Form 8-K dated November 11, 2003 reporting under
              Item 12 (Results of Operations and Financial Condition) that we had issued a press release announcing our summary financial results for the third quarter and first nine months of 2003.

              Amendment No. 2 to Current Report on Form 8-K dated December 10, 2003 (amending our Current Report on Form 8-K dated August 13,
              2003) reporting under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) the pro forma financial information required under Item 7(b), which was not included in the initial filing.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAYTON SUPERIOR CORPORATION
March 30, 2004

                                          By /s/ Stephen R. Morrey
                                             -----------------------------------

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


                     NAME                                     TITLE                                         DATE

/s/John A. Ciccarelli                          Chairman of the Board of Directors                     March 30, 2004
---------------------
John A. Ciccarelli

/s/Stephen R. Morrey                           President, Chief Executive Officer and Director        March 30, 2004
---------------------
Stephen R. Morrey

/s/Edward J. Puisis                            Vice President and Chief Financial Officer             March 30, 2004
---------------------                          (Principal Financial Officer)
Edward J. Puisis

/s/Thomas W. Roehrig                           Vice President of Corporate Accounting                 March 30, 2004
---------------------                          (Principal Accounting Officer)
Thomas W. Roehrig

/s/Stephen Berger                              Director                                               March 30, 2004
---------------------
Stephen Berger

/s/William F. Hopkins                          Director                                               March 30, 2004
---------------------
William F. Hopkins

/s/Douglas Rotatori                            Director                                               March 30, 2004
---------------------
Douglas Rotatori


                                INDEX OF EXHIBITS

Exhibit No.                               Description
   (2)         ACQUISITION AGREEMENTS

               2.1     Asset Purchase Agreement, dated as of June 30, 2003, by
                       and among the Company and Symons Corporation, and Safway
                       Formworks Systems L.L.C. and Safway Services, Inc.
                       [Incorporated by reference to Exhibit 2.1 to the
                       Company's Form 8-K filed on August 13, 2003]                 +

               2.1.1   Amendment One, dated as of July 15, 2003, to the Asset
                       Purchase Agreement among the Company and Symons
                       Corporation, and Safway Formworks Systems L.L.C. and
                       Safway Services, Inc. [Incorporated by reference to
                       Exhibit 2.2 to the Company's Form 8-K filed on August 13,
                       2003]                                                        +

               2.1.2   Amendment Two, dated as of July 29, 2003, to the Asset
                       Purchase Agreement among the Company and Symons
                       Corporation, and Safway Formworks Systems L.L.C. and
                       Safway Services, Inc. [Incorporated by reference to
                       Exhibit 2.3 to the Company's Form 8-K filed on August 13,
                       2003]                                                        +

   (3)         ARTICLES OF INCORPORATION AND BY-LAWS

               3.1     Amended Articles of Incorporation of the Company
                       [Incorporated by reference to Exhibit 3.1 to the
                       Company's Registration Statement on Form S-4 (Reg. No.
                       333-41392)]                                                  +

               3.2     Code of Regulations of the Company (as amended)
                       [Incorporated by reference to Exhibit 3.3 to the
                       Company's Registration Statement on Form S-4 (Reg. No.
                       333-41392)]                                                  +

   (4)         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
               INDENTURES

               4.1     Form of Junior Convertible Subordinated Indenture between
                       Dayton Superior Corporation and Firstar Bank, N.A., as
                       Indenture Trustee [Incorporated by reference to Exhibit
                       4.2.3 to the Company's Registration Statement on Form S-3
                       (Reg. 333-84613)]                                            +

               4.1.1   First Supplemental Indenture dated January 17, 2000,
                       between Dayton Superior Corporation and Firstar Bank,
                       N.A., as Trustee [Incorporated by reference to Exhibit
                       4.6.1 to the Company's Annual Report on Form 10-K for the
                       year ended December 31, 1999]                                +

               4.1.2   Form of Junior Convertible Subordinated Debenture
                       [Incorporated by reference to Exhibit 4.2.3 to the
                       Company's Registration Statement on Form S-3 (Reg.
                       333-84613)]                                                  +

               4.2     Indenture dated June 16, 2000 among the Company, the
                       Guarantors named therein, as guarantors, and United
                       States Trust Company of New York, as trustee, relating to
                       $170,000,000 in aggregate principal amount of 13% Senior
                       Subordinated Notes due 2009 and registered 13% Senior
                       Subordinated Notes due 2009 [Incorporated by reference to
                       Exhibit 4.1 to the Company's Registration Statement on
                       Form S-4 (Reg. 333-41392)]                                   +

               4.2.1   First Supplemental Indenture dated as of August 3, 2000.
                       [Incorporated by reference to Exhibit 4.5.1 to the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 2001]                                           +

               4.2.2   Second Supplemental Indenture dated as of January 4,
                       2001. [Incorporated by reference to Exhibit 4.5.2 to the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 2001]                                           +

               4.2.3   Third Supplemental Indenture dated as of June 19, 2001.
                       [Incorporated by reference to Exhibit 4.5.3 to the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 2001]                                           +

               4.2.4   Fourth Supplemental Indenture dated as of September 30,
                       2003.                                                        **

               4.3     Specimen Certificate of 13% Senior Subordinated Notes due
                       2009 [Incorporated by reference to Exhibit 4.2 to the
                       Company's Registration Statement on Form S-4 (Reg.
                       333-41392)]                                                  +

               4.4     Specimen Certificate of the registered 13% Senior
                       Subordinated Notes due 2009 [Incorporated by reference to
                       Exhibit 4.3 to the Company's Registration Statement on
                       Form S-4 (Reg. 333-41392)]                                   +

               4.5     Warrant Agreement dated as of June 16, 2000 between the
                       Company and United States Trust Company of New York, as
                       Warrant Agent                                                **

               4.6     Warrant Shares Registration Rights Agreement dated as of
                       June 16, 2000 among the Company and the Initial
                       Purchasers                                                   **

               4.7     Tag-Along Sales Agreement dated as of June 16, 2000 among
                       the Company, Odyssey Investment Partners Fund, LP and the
                       Initial Purchasers                                           **

               4.8     Senior Second Secured Notes Indenture with respect to the
                       10 3/4% Senior Second Secured Notes due 2008, among the
                       Company, the Guarantors named therein and The Bank of New
                       York, as Trustee, dated June 9, 2003 [Incorporated by
                       reference to Exhibit 4.1 to the Company's Registration
                       Statement on Form S-4 (Reg. 333-107071)]                     +

               4.9     Form of 10 3/4% Senior Second Secured Note due 2008
                       (included in Exhibit 4.5)                                    +

               4.10    Second Amended and Restated Security Agreement, among the
                       Company, certain subsidiaries of the Company and The Bank
                       of New York, as Collateral Agent and as Trustee, dated
                       January 30, 2004 [Incorporated by reference to Exhibit
                       4.10 to the Company's Registration Statement on Form S-4
                       (Reg. 333-107071)]                                           +

               4.11    Second Amended and Restated Pledge Agreement, among the
                       Company, Trevecca Holdings, Inc. and The Bank of New
                       York, as Collateral Agent and as Trustee, dated January
                       30, 2004 [Incorporated by reference to Exhibit 4.11 to
                       the Company's Registration Statement on Form S-4 (Reg.
                       333-107071)]                                                 +

               4.12    Credit Agreement among the Company, the other persons
                       designated as Credit Parties, General Electric Capital
                       Corporation, as Agent, L/C Issuer and a Lender, the other
                       Lenders and GECC Capital Markets Group, Inc., as Lead
                       Arranger, dated January 30, 2004 [Incorporated by
                       reference to Exhibit 4.7 to the Company's Registration
                       Statement on Form S-4 (Reg. 333-107071)]                     +

               4.13    Security Agreement among the Company, certain
                       subsidiaries of the Company and General Electric Capital
                       Corporation, as Agent, dated January 30, 2004
                       [Incorporated by reference to Exhibit 4.8 to the
                       Company's Registration Statement on Form S-4 (Reg.
                       333-107071)]                                                 +

               4.14    Pledge Agreement among the Company, Trevecca Holdings,
                       Inc. and General Electric Capital Corporation, as Agent,
                       dated January 30, 2004 [Incorporated by reference to
                       Exhibit 4.9 to the Company's Registration Statement on
                       Form S-4 (Reg. 333-107071)]                                  +

   (10)        MATERIAL CONTRACTS

               10.1    Management Incentive Plan [Incorporated by reference to
                       Exhibit 10.7 to the Company's Annual Report on Form 10-K
                       for the year ended December 31, 1998]                        +*

               10.2    Amended and Restated Employment Agreement dated as of
                       July 15, 2002 by and between Dayton Superior Corporation
                       and John A. Ciccarelli [Incorporated by reference to
                       Exhibit 10.1 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended September 27, 2002]               +*

               10.3    Employment Agreement dated as of January 19, 2000 between
                       the Company and Mark K. Kaler, as amended effective June
                       16, 2000 [Incorporated by reference to Exhibit 10.20 to
                       the Company's Registration Statement on Form S-4 (Reg.
                       333-41392)]                                                  +*

               10.3.1  Letter Agreement dated May 13, 2002 between Dayton
                       Superior Corporation and Mark K. Kaler [Incorporated by
                       reference to Exhibit 10.7.1 to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 2002]    +*

               10.4    Employment Agreement dated effective June 12, 2002 by and
                       between Dayton Superior Corporation and Stephen R. Morrey
                       [Incorporated by reference to Exhibit 10.2 to the
                       Company's Quarterly Report on Form 10-Q for the quarter
                       ended June 28, 2002]                                         +*

               10.4.1  Secured Promissory Note dated July 22, 2002 between
                       Dayton Superior Corporation and Stephen R. Morrey.
                       [Incorporated by reference to Exhibit 10.3 to the
                       Company's Quarterly Report on Form 10-Q for the quarter
                       ended September 27, 2002]                                    +*

         10.4.2        Secured Promissory Note dated July 22, 2002 between
                       Dayton Superior Corporation and Stephen R. Morrey.
                       [Incorporated by reference to Exhibit 10.4 to the
                       Company's Quarterly Report on Form 10-Q for the quarter
                       ended September 27, 2002]                                    +*

         10.4.3        Repayment and Stock Pledge Agreement dated as of July 22,
                       2002 between Dayton Superior Corporation and Stephen R.
                       Morrey. [Incorporated by reference to Exhibit 10.5 to the
                       Company's Quarterly Report on Form 10-Q for the quarter
                       ended September 27, 2002]                                    +*

         10.5          Employment Agreement between the Company and Edward J.
                       Puisis [Incorporated by reference to Exhibit 10.1 to the
                       Company's Quarterly Report on Form 10-Q dated November
                       10, 2003]                                                    +*

         10.6          Letter Agreement dated August 13, 2003 between Raymond
                       Bartholomae and the Company [Incorporated by reference to
                       Exhibit 10.3 to the Company's Quarterly Report on Form
                       10-Q dated November 10, 2003]                                +*

         10.7          Letter Agreement dated August 13, 2003 between Peter
                       Astrauskas and the Company [Incorporated by reference to
                       Exhibit 10.4 to the Company's Quarterly Report on Form
                       10-Q dated November 10, 2003]                                +*

         10.8          Amendment dated October 3, 2003 to Letter Agreement dated
                       August 13, 2003 between Peter Astrauskas and the Company
                       [Incorporated by reference to Exhibit 10.5 to the
                       Company's Quarterly Report on Form 10-Q dated November
                       10, 2003]                                                    +*

         10.9          Management Stockholder's Agreement dated June 16, 2000 by
                       and among the Company, Odyssey Investment Partners Fund,
                       LP and the Management Stockholders named therein
                       [Incorporated by reference to Exhibit 10.25 to the
                       Company's Registration Statement on Form S-4 (Reg.
                       333-41392)]                                                  +*

         10.10         Dayton Superior Corporation 2000 Stock Option Plan
                       [Incorporated by reference to Exhibit 10.13 to the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 2001]                                           +*

         10.10.1       First Amendment to 2000 Stock Option Plan of Dayton
                       Superior Corporation [Incorporated by reference to
                       Exhibit 10.1 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 30, 2001]                   +*

         10.10.2       Second Amendment to 2000 Stock Option Plan of Dayton
                       Superior Corporation dated July 15, 2002 [Incorporated by
                       reference to Exhibit 10.13.2 to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 2002]    +*

         10.10.3       Third Amendment to 2000 Stock Option Plan of Dayton
                       Superior Corporation dated October 23, 2002[Incorporated
                       by reference to Exhibit 10.13.3 to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 2002]    +*

         10.10.4       Fourth Amendment to 2000 Stock Option Plan of Dayton
                       Superior Corporation dated February 10, 2004.                * **

               10.10.5 Form of Amended and Restated Stock Option Agreement
                       entered into between Dayton Superior Corporation and
                       certain of its executive officers [Incorporated by
                       reference to Exhibit 21.1 to the Company's Annual Report
                       on Form 10-K for the year ended December 31, 2002]           +*

   (14)        CODE OF ETHICS

               14      Code of Ethics for Senior Financial Officers                 **

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

               31.2    Rule 13a-14(a)/15d-14(a) Certification of Vice President
                       and Chief Financial Officer                                  **

   (32)        SECTION 1350 CERTIFICATIONS

               32.1    Sarbanes-Oxley Section 1350 Certification of President
                       and Chief Executive Officer                                  **

               32.2    Sarbanes-Oxley Section 1350 Certification of Vice
                       President and Chief Financial Officer                        **

----------------------------
* Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**   Filed herewith

+    Previously filed