Form 10-Q
period 2004-04-02
DAYTON SUPERIOR CORP
filed 2004-05-17
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                   COMMISSION FILE NUMBER
    APRIL 2, 2004                                               1-11781


                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                        31-0676346
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                        Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                       45459
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


4,554,827 Common Shares were outstanding as of May 14, 2004

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    As of April 2, 2004 and December 31, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            April 2,    December 31,
                                                                             2004           2003
                                                                           ----------   ------------
                                       ASSETS
Current assets:
  Cash                                                                     $       -    $   1,995
  Accounts receivable, net of allowances for doubtful accounts and
     sales returns and allowances of $3,962 and $4,939                        74,075       64,849
   Inventories                                                                56,667       49,437
   Prepaid expenses and other current assets                                   6,654        4,610
   Prepaid income taxes                                                        1,650          956
   Deferred income taxes                                                       5,176        5,368
                                                                           ---------    ---------
       Total current assets                                                  144,222      127,215
                                                                           ---------    ---------

Rental equipment, net of accumulated depreciation of $30,628 and $27,794      77,319       78,042
                                                                           ---------    ---------

Property, plant and equipment                                                114,380      113,366
   Less accumulated depreciation                                             (53,108)     (51,128)
                                                                           ---------    ---------
       Net property, plant and equipment                                      61,272       62,238
                                                                           ---------    ---------

Goodwill                                                                     110,618      110,308
Intangible assets, net of accumulated amortization                             9,022       10,532
Deferred income taxes                                                             66            -
Other assets                                                                   4,822        5,049
                                                                           ---------    ---------
                  Total assets                                             $ 407,341    $ 393,384
                                                                           =========    =========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt                                    $   2,657    $   3,067
   Accounts payable                                                           22,647       20,526
   Accrued compensation and benefits                                          15,697       19,704
  Other accrued liabilities                                                   12,846       12,324
                                                                           ---------    ---------
       Total current liabilities                                              53,847       55,621

Long-term debt, net of current portion                                       370,389      338,823
Other long-term liabilities                                                    6,038        6,207
                                                                           ---------    ---------
       Total liabilities                                                     430,274      400,651
                                                                           ---------    ---------

Shareholders' deficit:
  Common shares                                                              115,963      115,951
  Loans to shareholders                                                       (2,729)      (2,729)
  Treasury shares, at cost, 36,747 shares in 2004 and 2003                    (1,184)      (1,184)
  Cumulative other comprehensive loss                                         (1,019)      (1,209)
  Accumulated deficit                                                       (133,964)    (118,096)
                                                                           ---------    ---------
       Total shareholders' deficit                                           (22,933)      (7,267)
                                                                           ---------    ---------
       Total liabilities and shareholders' deficit                         $ 407,341    $ 393,384
                                                                           =========    =========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
       For The Three Fiscal Months Ended April 2, 2004 and March 28, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                     Three Fiscal Months Ended
                                                   -----------------------------
                                                   April 2, 2004  March 28, 2003
                                                   -------------  --------------
 Product sales                                        $ 75,291    $ 55,132
 Rental revenue                                          9,429       7,126
 Used rental equipment sales                             4,397      10,048
                                                      --------    --------
   Net sales                                            89,117      72,306
                                                      --------    --------

 Product cost of sales                                  59,458      43,454
 Rental cost of sales                                    7,525       5,184
 Used rental equipment cost of sales                     1,527       2,834
                                                      --------    --------
   Cost of sales                                        68,510      51,472
                                                      --------    --------

 Product gross profit                                   15,833      11,678
 Rental gross profit                                     1,904       1,942
 Used rental equipment gross profit                      2,870       7,214
                                                      --------    --------
   Gross profit                                         20,607      20,834

Selling, general and administrative expenses            22,666      19,395

Facility closing and severance expenses                    472         395
Loss on disposals of property, plant, and equipment         59          33
Amortization of intangibles                                248         129
                                                      --------    --------

   Income (loss) from operations                        (2,838)        882

Other expenses
   Interest expense                                     11,893       8,061
   Loss on early extinguishment of long-term debt          842           -
   Other expense                                           295           8
                                                      --------    --------

   Loss before benefit for income taxes                (15,868)     (7,187)

Benefit for income taxes                                     -      (1,797)
                                                      --------    --------

  Net loss                                            $(15,868)   $ (5,390)
                                                      ========    ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
       For The Three Fiscal Months Ended April 2, 2004 and March 28, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                            Three Fiscal Months Ended
                                                                                        ----------------------------------
                                                                                         April 2, 2004      March 28, 2003
                                                                                        ---------------    ---------------
Cash Flows From Operating Activities:
   Net loss                                                                             $       (15,868)   $        (5,390)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                 6,860              5,733
     Amortization of intangibles                                                                    248                129
     Loss on early extinguishment of long-term debt                                                 842                  -
     Deferred income taxes                                                                          126               (378)
     Amortization of deferred financing costs and debt discount                                   1,342                605
     Gain on sales of rental equipment                                                           (2,870)            (7,214)
     Loss on sales of property, plant and equipment                                                  59                 33
   Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                                        (9,226)             6,324
      Inventories                                                                                (7,230)            (7,798)
      Accounts payable                                                                            2,121              3,732
      Accrued liabilities and other long-term liabilities                                        (3,654)              (896)
      Prepaid expenses and other assets                                                          (2,274)            (4,233)
                                                                                        ---------------    ---------------
           Net cash used in operating activities                                                (29,524)            (9,353)
                                                                                        ---------------    ---------------

Cash Flows From Investing Activities:
   Property, plant and equipment additions                                                       (1,017)            (2,521)
   Proceeds from sales of property, plant and equipment                                               -                 10
   Rental equipment additions                                                                    (3,897)           (12,408)
   Proceeds from sales of rental equipment                                                        4,397             10,048
   Acquisition                                                                                     (245)                 -
                                                                                        ---------------    ---------------
           Net cash used in investing activities                                                   (762)            (4,871)
                                                                                        ---------------    ---------------

Cash Flows From Financing Activities:
   Repayments of long-term debt                                                                 (33,487)            (1,301)
   Issuance of long-term debt                                                                    63,775             17,350
   Financing costs incurred                                                                      (2,199)                 -
   Repayment of loans to shareholders                                                                 -                 53
   Issuance of common shares                                                                         12                  -
                                                                                        ---------------    ---------------
           Net cash provided by financing activities                                             28,101             16,102
                                                                                        ---------------    ---------------

Effect of Exchange Rate Changes on Cash                                                             190                198
                                                                                        ---------------    ---------------

           Net increase (decrease) in cash                                                       (1,995)             2,076

Cash, beginning of period                                                                         1,995              2,404
                                                                                        ---------------    ---------------
Cash, end of period                                                                     $             -    $         4,480
                                                                                        ===============    ===============
Supplemental Disclosures:
   Cash paid for income taxes                                                           $           586    $            66
   Cash paid for interest                                                                         9,751              2,360
   Purchases of equipment on capital leases                                                           -              2,000

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
           For The Three Months Ended April 2, 2004 and March 28, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Three Fiscal Months Ended
                                                -------------------------------
                                                April 2, 2004    March 28, 2003
                                                -------------    --------------
Net loss                                         $ (15,868)       $ (5,390)
Other comprehensive income:
     Foreign currency translation
        adjustment                                     190             198
                                                 ---------        --------

Comprehensive loss                               $ (15,678)       $ (5,192)
                                                 ---------        --------

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)  CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the year ended December 31, 2003. The interim results may not be indicative of future periods.

(2)  ACQUISITION

     On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20,878, after purchase price adjustments and including acquisition costs of $1,090. The initial purchase price of $19,965 was comprised of $13,000 in cash and a non-interest bearing (other than in the case of default) senior unsecured note with a present value of $12,000 payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The book value of the note at April 2, 2004 was $6,624. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417 reduction in the payment made in December to $333. A subsequent purchase price adjustment of $240 was paid in March 2004. Annual payments of $1,000 are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6,000 due on December 31, 2008.

     For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13,000 of cash was funded through the issuance of common shares to the Company's majority shareholder.

     The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, which is being accreted to its face value of $1,987 using the effective interest method with an interest rate of 6%, and is reflected as interest expense. The net present value of the note at April 2, 2004 was $1,538. Minimum payments are $149 for the remainder of 2004, $282 in 2005, $398 in 2006, $563 in 2007, and $464 in 2008. Payments may be accelerated if certain revenue targets are met.

     The acquisition has been accounted for as a purchase, and the results of Safway have been included in the Company's consolidated financial statements from the date of acquisition. The Company received the final valuation of the acquired assets in the first quarter of 2004. As a result, the value of rental equipment and goodwill increased by $1,800 and $300 respectively, and intangible assets decreased by approximately $2,100. The purchase price has been allocated based on the estimated fair value of the assets acquired, as follows:

Rental equipment                                   $  15,837
Property, plant and equipment                            798
Goodwill                                               2,844
Intangible assets                                      2,970
Accrued liabilities                                   (1,571)
                                                   ---------
Purchase price, including acquisition costs of
$1,090                                             $   20,878
                                                   ==========

     Components of the purchase price are as follows:

Cash paid at closing                               $  13,000
Acquisition costs                                      1,085
Initial purchase price adjustment                       (417)
                                                   ---------
2003 Cash portion of acquisition                      13,668
Present value of seller note                           6,965
2004 purchase price adjustment                           240
Acquisition costs                                          5
                                                   ---------
Total purchase price                               $  20,878
                                                   =========

     The following pro forma information sets forth the consolidated results of operations for the three months ended March 28, 2003 as though the acquisition had been completed at the beginning of the period presented:

                                                      Pro Forma
                                                 Three fiscal months
                                                       ended
                                                   March 28, 2003
                                                 -------------------
Net sales                                            $ 78,412
Loss before benefit for income taxes                 $ (7,789)

     In accordance with SEC rules and regulations, pro forma information does not exclude costs that are expected to be eliminated under the company's ownership.

(3)  ACCOUNTING POLICIES

     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company's consolidated financial statements for the year ended December 31, 2003. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

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

         Following is a summary of the components of inventories as of April 2, 2004 and December 31, 2003:


                                      April 2, 2004        December 31, 2003
                                      -------------        -----------------
Raw materials                           $  13,484              $    9,588
Work in progress                            3,106                   2,742
Finished goods                             40,077                  37,107
                                        ---------              ----------
  Total Inventory                       $  56,667              $   49,437
                                        =========              ==========

     (c) New Accounting Pronouncements -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity, this statement shall be effective for periods beginning after December 15, 2003. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     (d) Stock Options -- The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company's stock options had been determined based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts as follows:

                                               Three fiscal months ended
                                            --------------------------------
                                            April 2, 2004     March 28, 2003
                                            -------------     --------------
Net income
(loss)           As Reported                $ (15,868)           $ (5,390)
                 Deduct: Total
                 stock-based employee
                 compensation expense
                 determined under fair
                 value-based method for
                 all awards, net of
                 related tax effect               (62)                (66)
                                            ---------            --------
                 Pro Forma                  $ (15,930)           $ (5,456)
                                            =========            ========

     (e) Reclassifications -- Certain reclassifications have been made to the 2003 amounts to conform to their 2004 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of April 2, 2004 and December 31, 2003:

                                                                                      April 2, 2004     December 31, 2003
                                                                                      -------------     -----------------
Revolving credit facility, weighted average interest rate of 4.9%                       $  54,975          $   24,375
Senior Second Secured Notes, interest rate of 10.75%                                      165,000             165,000
Debt discount on Senior Second Secured Notes                                               (7,156)             (7,454)
Senior Subordinated Notes, interest rate of 13.0%                                         154,729             154,729
Debt discount on Senior Subordinated Notes                                                 (8,246)             (8,514)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to
     14.5%                                                                                  8,166               7,999
Debentures previously held by Dayton Superior Capital Trust, interest rate of
     9.1%, due on demand                                                                    1,110               1,110
Capital lease obligations                                                                   4,429               4,590
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                       39                  55
                                                                                        ---------          ----------
Total long-term debt                                                                      373,046             341,890
Less current maturities                                                                    (2,657)             (3,067)
                                                                                        ---------          ----------
Long-term portion                                                                       $ 370,389          $  338,823
                                                                                        =========          ==========

As of April 2, 2004, the senior second secured notes (the "Senior Notes") have a principal amount of $165,000 and mature in June 2008. The Notes were issued in June 2003 at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550 in the second quarter of 2003, due to the expensing of deferred financing costs. The senior second secured notes are secured by substantially all assets of the Company and its domestic subsidiaries.

As of April 2, 2004, the Senior Subordinated Notes (the "Notes") have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased using the revolving credit facility for $14,311, resulting in a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company's Common Shares for $0.01 per share.

During the first quarter of 2004, the Company established an $80,000 senior secured revolving credit facility, which was used to refinance the previous $50,000 facility. The company recorded a loss on the early extinguishment of long-term debt of $842 due to the expensing of deferred financing costs on the previous facility. The new credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At April 2, 2004, the Company had outstanding letters of credit of $6,746 and available borrowings of $18,279 under this revolving credit facility. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

                                                     Three fiscal months ended
                                               ------------------------------------
                                               April 2, 2004         March 28, 2003
                                               -------------         --------------
Revolving Credit Facility:
    Average borrowings                           $ 35,740              $ 23,530
    Maximum borrowing                              54,975                32,050
    Weighted average interest rate                    3.8%                  5.5%


The Company's wholly-owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; Dur-O-Wal, Inc.; and Southern Construction Products, Inc.) have guaranteed the Notes and the Senior Notes on a full, unconditional and joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), separate financial statements have not been presented for the guarantor subsidiaries. The wholly-owned foreign subsidiary of the Company is not a guarantor of the Notes or the Senior Notes and does not have any credit arrangements senior to the Notes or the Senior Notes. The following supplemental consolidating condensed balance sheets as of April 2, 2004 and December 31, 2003 and the supplemental consolidating condensed statements of operations and cash flows for the three fiscal months ended April 2, 2004 and March 28, 2003 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                               As of April 2, 2004

                                                Dayton
                                               Superior    Guarantor    Non-Guarantor
                                             Corporation  Subsidiaries  Subsidiaries     Eliminations     Consolidated
                                             -----------  ------------  -------------    ------------     ------------
ASSETS
Cash                                         $    (897)   $     (536)   $   1,433        $         -      $           -
Accounts receivable, net                        44,597        27,663        1,815                  -             74,075
Inventories                                     30,235        25,744          688                  -             56,667
Intercompany                                    61,994       (61,859)        (135)                 -                  -
Other current assets                            10,597         2,766          117                  -             13,480
                                             ---------    ----------    ---------        -----------      -------------
    TOTAL CURRENT ASSETS                       146,526        (6,222)       3,918                  -            144,222
Rental equipment, net                            3,833        73,400           86                  -             77,319
Property, plant and equipment, net              24,746        36,353          173                  -             61,272
Investment in subsidiaries                     123,041             -            -           (123,041)                 -
Other assets                                    51,531        72,997            -                  -            124,528
                                             ---------    ----------    ---------        -----------      -------------
    TOTAL ASSETS                             $ 349,677    $  176,528    $   4,177        $  (123,041)     $     407,341
                                             =========    ==========    =========        ===========      =============
LIABILITIES AND SHAREHOLDERS'  EQUITY
    (DEFICIT)
Current maturities of long-term debt         $   2,226    $      431    $       -        $         -      $       2,657
Accounts payable                                13,142         9,227          278                  -             22,647
Accrued liabilities                             18,180        10,081          282                  -             28,543
                                             ---------    ----------    ---------        -----------      -------------
    TOTAL CURRENT LIABILITIES                   33,548        19,739          560                  -             53,847
Long-term debt, net                            368,598         1,791            -                  -            370,389
Other long-term liabilities                    (10,049)       16,087            -                  -              6,038
Total shareholders' equity (deficit)           (42,420)      138,911        3,617           (123,041)           (22,933)
                                             ---------    ----------    ---------        -----------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                $ 349,677    $  176,528    $   4,177        $  (123,041)     $     407,341
                                             =========    ==========    =========        ===========      =============

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2003

                                               Dayton                         Non
                                              Superior       Guarantor     Guarantor
                                             Corporation    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                             -----------    ------------  ------------  ------------  ------------
ASSETS
Cash                                          $     860     $  (1,240)    $   2,375     $       -     $   1,995
Accounts receivable, net                         37,123        26,500         1,226             -        64,849
Inventories                                      27,016        21,776           645             -        49,437
Intercompany                                     61,638       (61,549)          (89)            -             -
Other current assets                             12,901        (1,432)         (535)            -        10,934
                                              ---------     ---------     ---------     ---------     ---------
    TOTAL CURRENT ASSETS                        139,538       (15,945)        3,622             -       127,215
Rental equipment, net                             3,609        74,342            91             -        78,042
Property, plant and equipment, net               24,919        37,135           184             -        62,238
Investment in subsidiaries                      123,041             -             -      (123,041)            -
Other assets                                     50,628        75,261             -             -       125,889
                                              ---------     ---------     ---------     ---------     ---------
    TOTAL ASSETS                              $ 341,735     $ 170,793     $   3,897     $(123,041)    $ 393,384
                                              =========     =========     =========     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)
Current maturities of long-term debt          $   2,132     $     935     $       -     $       -     $   3,067
Accounts payable                                 10,722         9,537           267             -        20,526
Accrued liabilities                              20,793        11,019           216             -        32,028
                                              ---------     ---------     ---------     ---------     ---------
    TOTAL CURRENT LIABILITIES                    33,647        21,491           483             -        55,621
Long-term debt, net                             337,413         1,410             -             -       338,823
Other long-term liabilities                      (4,341)       10,525            23             -         6,207
Total shareholders' equity (deficit)            (24,984)      137,367         3,391      (123,041)       (7,267)
                                              ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIT)                                 $ 341,735     $ 170,793     $   3,897     $(123,041)    $ 393,384
                                              =========     =========     =========     =========     =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended April 2, 2004

                                                   Dayton
                                                  Superior        Guarantor     Non-Guarantor
                                                 Corporation    Subsidiaries    Subsidiaries  Consolidated
                                                 -----------    ------------    ------------  ------------
Net sales                                         $ 32,541       $ 54,228       $  2,348      $ 89,117
Cost of sales                                       22,749         44,375          1,386        68,510
                                                  --------       --------       --------      --------
   Gross profit                                      9,792          9,853            962        20,607
Selling, general and administrative
   expenses                                          7,963         14,225            478        22,666
Facility closing and severance expenses                371            101              -           472
Management fees                                        (94)             -             94             -
Amortization of intangibles                             32            216              -           248
Loss (gain) on disposals on property, plant,
     and equipment                                       -             59              -            59
                                                  --------       --------       --------      --------
   Income from operations                            1,520         (4,748)           390        (2,838)
Other expenses
   Interest expense                                 11,792            101              -        11,893
   Loss on early extinguishment of long-term
     debt                                              842              -              -           842
   Other expense (income)                              (20)             6            309           295
                                                  --------       --------       --------      --------
   Income (loss) before provision (benefit)
     for income taxes                              (11,094)        (4,855)            81       (15,868)
Provision (benefit) for income taxes                     -              -              -             -
                                                  --------       --------       --------      --------
Net income (loss) available to common
   shareholders                                   $(11,094)      $ (4,855)      $     81      $(15,868)
                                                  ========       ========       ========      ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended March 28, 2003

                                                  Dayton
                                                 Superior      Guarantor     Non Guarantor
                                                Corporation   Subsidiaries   Subsidiaries  Consolidated
                                                -----------   ------------   ------------  ------------
Net sales                                        $ 41,593       $ 28,168       $  2,233      $ 71,994
Cost of sales                                      29,328         20,208          1,458        50,994
                                                 --------       --------       --------      --------
   Gross profit                                    12,265          7,960            775        21,000
Selling, general and administrative
   expenses                                         9,814          9,322            425        19,561
Facility closing and severance expenses               324             71              -           395
Amortization of intangibles                            73             56              -           129
Management fees                                       (75)             -             75             -
                                                 --------       --------       --------      --------
   Income from operations                           2,129         (1,489)           275           915
Other expenses
   Interest expense                                 8,053              8              -         8,061
   Other expense                                        5             33              3            41
                                                 --------       --------       --------      --------
   Income (loss) before provision (benefit)
     for income taxes                              (5,929)        (1,530)           272        (7,187)
Provision (benefit) for income taxes               (1,482)          (383)            68        (1,797)
                                                 --------       --------       --------      --------
Net income (loss) available to common
   shareholders                                  $ (4,447)      $ (1,147)      $    204      $ (5,390)
                                                 ========       ========       ========      ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                     Three Fiscal Months Ended April 2, 2004

                                                       Dayton
                                                       Superior      Guarantor   Non-Guarantor
                                                     Corporation   Subsidiaries  Subsidiaries    Consolidated
                                                     -----------   ------------  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $  (11,094)    $   (4,855)    $       81     $  (15,868)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                      1,494          5,598             16          7,108
       Loss on early extinguishment of
         long-term debt                                     842              -              -            842
       Deferred income taxes                                126              -              -            126
       Amortization of deferred financing costs
         and debt discount                                1,342              -              -          1,342
       Gain on sales of rental equipment and
         property, plant and equipment                     (119)        (2,684)            (8)        (2,811)
   Change in assets and liabilities, net of the
     effects of acquisitions                            (16,638)        (2,441)        (1,184)       (20,263)
                                                     ----------     ----------     ----------     ----------
       Net cash provided by (used in) operating
         activities                                     (24,047)        (4,382)        (1,095)       (29,524)
                                                     ----------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                  (811)          (202)            (4)        (1,017)
  Proceeds from sales of property, plant and
     equipment                                                -              -              -              -
  Rental equipment additions                               (483)        (3,411)            (3)        (3,897)
  Proceeds from sales of rental equipment                   292          4,083             22          4,397
  Acquisition                                                 -           (245)             -           (245)
                                                     ----------     ----------     ----------     ----------
       Net cash provided by (used in) investing
         activities                                      (1,002)           225             15           (762)
                                                     ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                        30,476           (188)             -         30,288
  Financing costs incurred                               (2,199)             -              -         (2,199)
  Issuance of common shares                                  12              -              -             12
  Intercompany                                             (356)           310             46              -
                                                     ----------     ----------     ----------     ----------
       Net cash provided by (used in) financing
         activities                                      27,933            122             46         28,101
                                                     ----------     ----------     ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -              -            190            190
                                                     ----------     ----------     ----------     ----------

       Net increase (decrease) in cash                    2,884         (4,035)          (844)        (1,995)

CASH, beginning of period                                   860         (1,240)         2,375          1,995
                                                     ----------     ----------     ----------     ----------

CASH, end of period                                  $    3,744     $   (5,275)    $    1,531     $        -
                                                     ==========     ==========     ==========     ==========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Three Fiscal Months Ended March 28, 2003

                                                     Dayton
                                                    Superior        Guarantor      Non Guarantor
                                                   Corporation    Subsidiaries     Subsidiaries     Consolidated
                                                   -----------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $   (4,447)      $   (1,147)      $      204       $   (5,390)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                    1,998            4,457               12            6,467
       Deferred income taxes                             (378)               -                -             (378)
       Gain on sales of rental equipment and
         property, plant and equipment                   (203)          (6,970)              (8)          (7,181)
   Change in assets and liabilities, net of
     the effects of acquisitions                      (17,164)          15,111             (818)          (2,871)
                                                   ----------       ----------       ----------       ----------
       Net cash provided by (used in)
         operating activities                         (20,194)          11,451             (610)          (9,353)
                                                   ----------       ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions                (570)          (1,951)               -           (2,521)
  Proceeds from sales of property, plant and
     equipment                                              -               10                -               10
  Rental equipment additions                             (132)         (12,276)               -          (12,408)
  Proceeds from sales of rental equipment                 290            9,742               16           10,048
                                                   ----------       ----------       ----------       ----------
       Net cash provided by (used in)
         investing activities                            (412)          (4,475)              16           (4,871)
                                                   ----------       ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt, net                      16,049                -                -           16,049
  Issuance of common shares                                53                -                -               53
  Intercompany                                          5,920           (6,262)             342                -
                                                   ----------       ----------       ----------       ----------
       Net cash provided by (used in)
         financing activities                          22,022           (6,262)             342           16,102
                                                   ----------       ----------       ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     -                -              198              198
                                                   ----------       ----------       ----------       ----------

       Net increase (decrease) in cash                  1,416              714              (54)           2,076

CASH, beginning of period                               1,605             (687)           1,486            2,404
                                                   ----------       ----------       ----------       ----------

CASH, end of period                                $    3,021       $       27       $    1,432       $    4,480
                                                   ==========       ==========       ==========       ==========

(5) STOCK OPTION PLANS

The Company's 2000 Stock Option Plan permits the grant of stock options to purchase common shares. Options that are cancelled may be reissued. The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following our recapitalization in 2000, as well as new option grants. The terms of the option grants are ten years from the date of grant.

Generally, between 10% and 25% of the options have a fixed vesting period of fewer than three years. The remaining options are eligible to become exercisable in installments over one to five years from the date of grant based on the Company's performance, but, in any case, become exercisable no later than nine years after the grant date.

These options may be subject to accelerated vesting upon certain change in control events based on Odyssey Investment Partners, LLC return on investment. Under the Stock Option Plan, the option exercise price equals the stock's market price on date of grant.

A summary of the status of the Company's stock option plans at April 2, 2004, as well as changes during the fiscal quarter then ended is presented in the table below:

                                                                  Weighted Average
                                                Number of        Exercise Price Per
                                                 Shares                 Share
                                                ---------        ------------------
Outstanding at December 31, 2003                643,839                25.03
Cancelled                                        (5,952)               27.50
                                                -------
Outstanding at April 2, 2004                    637,887              $ 24.99
                                                =======

(6) RETIREMENT PLANS

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

The following are the components of Net Periodic Benefit Cost for the three months ended April 2, 2004 and March 28, 2003:

                                                                                     Symons              Symons
                                                Pension           Pension        Postretirement      Postretirement
                                             Benefits 2004     Benefits 2003     Benefits 2004       Benefits 2003
                                             -------------     -------------     --------------      --------------
Service cost                                     $ 149              $ 121            $   0              $    0
Interest cost                                      149                141                9                  12
Expected return on plan assets                    (150)              (134)               0                   0
Amortization of prior service cost                   1                  1                6                   6
Amortization of net loss                            19                 14                0                   0
                                                 -----              -----            -----              ------
Net periodic benefit cost                        $ 169              $ 143            $  15              $   18
                                                 =====              =====            =====              ======

As of April 2, 2004, $132 of contributions have been made. The Company presently anticipates contributing an additional $866 to fund its pension plan in 2004 for a total of $998.

(7) SEGMENT REPORTING

Effective January 1, 2004, the Company changed its financial reporting to three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percentage of sales.

Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales include material, labor, overhead, and freight.

Rental revenues are derived from leasing the rental equipment, and are recognized ratably over the term of the lease. Cost of goods sold for rental revenues include depreciation of the rental equipment, maintenance of the rental equipment, and freight.

Sales of used rental equipment are sales of rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment is the net book value of the equipment.

All other expenses, as well as assets and liabilities, are not tracked by sales type. Export sales and sales by non-U.S. affiliates is not significant.

Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended April 2, 2004 and March 28, 2003 follows. The 2003 amounts have been reclassified to conform to the 2004 classification.

                                                    Three Fiscal Months Ended
                                               ----------------------------------
                                               April 2, 2004       March 28, 2003
                                               -------------       --------------
 Product sales                                 $      75,291        $  55,132
 Rental revenue                                        9,429            7,126
 Used rental equipment sales                           4,397           10,048
                                               -------------        ---------
   Net sales                                          89,117           72,306
                                               -------------        ---------

 Product cost of sales                                59,458           43,454
 Rental cost of sales                                  7,525            5,184
 Used rental equipment cost of sales                   1,527            2,834
                                               -------------        ---------
   Cost of sales                                      68,510           51,472
                                               -------------        ---------

 Product gross profit                                 15,833           11,678
 Rental gross profit                                   1,904            1,942
 Used rental equipment gross profit                    2,870            7,214
                                               -------------        ---------
   Gross profit                                $      20,607        $  20,834
                                               =============        =========

Depreciation Expense:
Product sales (Property, plant, and
    equipment)                                 $       1,329        $   1,606
Rental Revenue (rental equipment)                      4,936            3,421
Corporate                                                595              706
                                               -------------        ---------
Total depreciation                             $       6,860        $   5,733
                                               =============        =========

(8) FACILITY CLOSING AND SEVERANCE EXPENSES

      During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the three months ended April 2, 2004 was as follows:

                                            Involuntary      Lease       Relocation        Other
                                            Termination   Termination        of         Post-Closing
                                              Benefits       Costs       Operations        Costs       Total
                                            -----------   -----------    ----------     ------------   -----
Balance, January 1, 2003                      $     -       $   210       $      -       $   311       $ 521

Facility closing and severance expenses             -           379              -             -         379

Items charged against reserve                       -          (175)             -          (311)       (486)
                                              -------       -------       --------       -------       -----
Balance, December 31, 2003                          -           414              -             -         414

Facility closing and severance expenses                           -              -             -           -

Items charged against reserve                       -          (414)             -          (414)          -
                                              -------       -------       --------       -------       -----
Balance, April 2, 2004                        $     -       $     -       $      -       $     -       $   -
                                              =======       =======       ========       =======       =====

      During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the three months ended April 2, 2004 was as follows:

                                          Involuntary      Lease      Relocation      Other
                                          Termination   Termination       of       Post-Closing
                                           Benefits        Costs      Operations      Costs        Total
                                          -----------  -------------  ----------   ------------  ---------
Balance, January 1, 2003                    $ 2,412      $    84       $     -       $    -      $   2,496

Facility closing and severance expenses         202          (11)            -            -            191

Items charged against reserve                (2,414)         (73)            -            -         (2,487)
                                            -------      -------       -------       ------      ---------

Balance, December 31, 2003                      200            -             -            -            200

Facility closing and severance expenses           -            -             -            -              -

Items charged against reserve                   (91)           -             -            -            (91)
                                            -------      -------       -------       ------      ---------
Balance, April 2, 2004                      $   109      $     -       $     -       $    -      $     109
                                            =======      =======       =======       ======      =========

      The remaining involuntary termination benefits are expected to be paid in 2004.

      During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 and the three months ended April 2, 2004 was as follows:

                                           Involuntary      Lease      Relocation     Other
                                           Termination   Termination       of      Post-Closing
                                             Benefits       Costs      Operations     Costs        Total
                                           -----------   -----------   ----------  ------------  --------
Facility closing and severance expenses     $   988       $    27      $      -    $   921       $  1,936

Items charged against reserve                  (988)          (27)            -       (921)        (1,936)
                                            -------       -------      --------    -------       --------

Balance, December 31, 2003                        -             -             -          -              -

Facility closing and severance expenses          63             -             -         21             84

Items charged against reserve                   (63)            -             -        (21)           (84)
                                            -------       -------      --------    -------       --------
Balance, April 2, 2004                      $     -       $     -      $      -    $     -       $      -
                                            =======       =======      ========    =======       ========

      During 2004, we continued to execute our plan to exit additional distribution facilities. Activity for this plan for the three months ended April 2, 2004 was as follows:

                                           Involuntary      Lease     Relocation      Other
                                           Termination   Termination      of       Post-Closing
                                            Benefits        Costs     Operations      Costs       Total
                                           -----------   -----------  -----------  -----------   --------
Facility closing and severance expenses      $ 184         $  17         $ 113        $  74      $  388

Items charged against reserve                 (145)          (17)         (113)         (74)       (349)

                                             -----         -----         -----        -----      ------
Balance, April 2, 2004                       $  39         $   -         $   -        $   -      $   39
                                             =====         =====         =====        =====      ======

      The total expected future expense for commitments under this plan is approximately $500,000 and will be expensed in accordance with SFAS No. 146.

(9) BENEFIT FOR INCOME TAXES

In 2003, we carried back all available federal income tax loses and are now carrying losses forward. Accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net tax benefit being recorded until realization is reasonably assured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction, and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. We operate in two sectors of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices, hotels and manufacturing facilities. We have expanded our business units through acquisitions. On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. ("Safway Formwork") for $20.9 million.

Effective January 1, 2004, the Company changed its financial reporting to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percents of sales.

      -     PRODUCT SALES CONSIST OF:

            - CONCRETE ACCESSORIES, which are used for connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, and include products which remain in place at the convenience of the contractors.

            - MASONRY PRODUCTS, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls.

            - PAVING PRODUCTS, which are used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement, and include products which remain in place at the convenience of the contractors. Welded dowel assemblies are a paving product used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

            - CHEMICALS, which include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring, placement, and stamping of concrete as well as curing compounds used in concrete road construction.

      -     RENTAL EQUIPMENT CONSISTS PRIMARILY OF:

            - FORMING SYSTEMS, which are reusable engineered modular forms, hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects' specific needs for concrete placements. Both standard and specialty forming systems and related accessories are sold as used rental equipment and rented.

SAFWAY FORMWORK ACQUISITION

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.9 million, including acquisition costs of $1.1 million. Safway Formwork is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The initial purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with a present value of $12.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The book value of the note at April 2, 2004 was $6.6 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the payment made in December to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, which is being accreted to its face value of $2.0 million using the effective interest method with an interest rate of 6%, and is reflected as interest expense. The net present value of the note at April 2, 2004 was $1.5 million. Minimum payments of the note are $149,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000
in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.

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

FACILITY CLOSING AND SEVERANCE EXPENSES

      During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the three months ended April 2, 2004 was as follows:

                                           Involuntary      Lease      Relocation     Other
                                           Termination   Termination       of      Post-Closing
                                             Benefits       Costs      Operations     Costs       Total
                                           -----------   -----------   ----------  ------------  --------
Balance, January 1, 2003                     $   -        $   210       $    -      $    311     $    521
Facility closing and severance expenses          -            379            -             -          379
Items charged against reserve                    -           (175)           -          (311)        (486)
                                             -----        -------       ------       -------     --------
Balance, December 31, 2003                       -            414            -             -          414
Facility closing and severance expenses          -              -            -             -            -
Items charged against reserve                    -           (414)           -             -         (414)
                                             -----        -------      -------      --------     --------
Balance, April 2, 2004                       $   -        $     -      $     -      $      -     $      -
                                             =====        =======      =======      ========     ========

      During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the three months ended April 2, 2004 was as follows:

                                           Involuntary      Lease      Relocation      Other
                                           Termination   Termination       of      Post-Closing
                                            Benefits        Costs      Operations      Costs       Total
                                           -----------   -----------   ----------  ------------  --------
Balance, January 1, 2003                   $     2,412   $     84       $     -      $     -     $  2,496

Facility closing and severance expenses            202        (11)            -            -          191

Items charged against reserve                   (2,414)       (73)            -            -       (2,487)
                                           -----------   --------       -------      -------     --------

Balance, December 31, 2003                         200          -             -            -          200

Facility closing and severance expenses              -          -             -            -            -

Items charged against reserve                      (91)         -             -            -          (91)
                                           -----------   --------       -------      -------     --------
Balance, April 2, 2004                     $       109   $      -       $     -      $     -     $    109
                                           ===========   ========       =======      =======     ========

      The remaining involuntary termination benefits are expected to be paid in 2004.

      During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 and the three months ended April 2, 2004 was as follows:

                                           Involuntary      Lease      Relocation      Other
                                           Termination   Termination       of       Post-Closing
                                            Benefits        Costs      Operations      Costs       Total
                                           -----------   -----------   ----------   ------------ --------
Facility closing and severance expenses     $   988       $     27     $      -     $   921      $  1,936

Items charged against reserve                  (988)           (27)           -        (921)       (1,936)
                                            -------       --------     --------     -------      --------

Balance, December 31, 2003                        -              -            -           -             -

Facility closing and severance expenses          63              -            -          21            84

Items charged against reserve                   (63)             -            -         (21)          (84)
                                            -------       --------     --------     -------      --------
Balance, April 2, 2004                      $     -       $      -     $      -     $     -      $      -
                                            =======       ========     ========     =======      ========

      During 2004, we continued to execute our plan to exit additional distribution facilities. Activity for this plan for the three months ended April 2, 2004 was as follows:

                                           Involuntary      Lease      Relocation     Other
                                           Termination   Termination       of      Post-Closing
                                             Benefits       Costs      Operations     Costs       Total
                                           -----------   -----------   ----------  -----------   --------
Facility closing and severance expenses      $    184    $     17      $     113     $   74      $    388

Items charged against reserve                    (145)        (17)          (113)       (74)         (349)
                                             --------    --------      ---------     ------      --------
Balance, April 2, 2004                       $     39    $      -      $       -          -      $     39
                                             ========    ========      =========     ======      ========

      The total expected future expense for commitments under this plan is approximately $500,000 and will be expensed in accordance with SFAS No. 146.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

                                                        THREE FISCAL MONTHS ENDED
                                                      -------------------------------
                                                      April 2, 2004    March 28, 2003
                                                      -------------    --------------
Product sales                                              84.5%            76.2%
Rental revenue                                             10.6              9.9
Used rental equipment sales                                 4.9             13.9
                                                         ------            -----
   Net sales                                              100.0            100.0
                                                         ------            -----

Product cost of sales                                      79.0             78.8
Rental cost of sales                                       79.8             72.7
Used rental equipment cost of sales                        34.7             28.2
                                                         ------            -----
   Cost of sales                                           76.9             71.2
                                                         ------            -----
Product gross profit                                       21.0             21.2
Rental gross profit                                        20.2             27.3
Used rental equipment gross profit                         65.3             71.8
                                                         ------            -----
   Gross profit                                            23.1             28.8
Selling, general and administrative expenses               25.4             26.8
Facility closing and severance expenses                     0.5              0.5
Loss (gain) on disposals of property, plant, and
   equipment                                                0.1              0.1
Amortization of intangibles                                 0.3              0.2
                                                         ------            -----
Income (Loss) from operations                              (3.2)             1.2
Interest expense                                           13.3             11.1
Loss on early extinguishment of long-term debt              0.9                -
Other expense                                               0.3                -
                                                         ------            -----
Loss before provision (benefit) for income taxes          (17.8)            (9.9)
Benefit for income taxes                                      -             (2.5)
                                                         ------            -----
Net Loss                                                  (17.8%)           (7.5%)
                                                         ======            =====

COMPARISON OF THREE FISCAL MONTHS ENDED APRIL 2, 2004 AND MARCH 28, 2003

NET SALES

Net sales increased $16.8 million, or 23.2%, to $89.1 million in the first quarter of 2004 from $72.3 million in the first quarter of 2003. The following table summarizes our net sales by product type:

                                                       Three fiscal months ended
                                           -----------------------------------------------
                                               April 2, 2004             March 28, 2003
                                           ----------------------      -------------------
                                                             (In thousands)
                                            Net Sales        %         Net Sales       %        % Change
                                           -----------    ------       ---------     -----      --------
Product sales                              $    75,291     84.5%       $  55,132      76.2%       36.6%
Rental revenue                                   9,429     10.6           7,126        9.9        32.3
Used rental equipment sales                      4,397      4.9           10,048      13.9       (56.2)
                                           -----------    -----        ---------     -----
Net sales                                  $    89,117    100.0%       $  72,306     100.0%       23.2%
                                           ===========    =====        =========     =====

Product sales increased $20.2 million, or 36.6%, to $75.3 million in the first quarter of 2004 from $55.1 million in the first quarter of 2003. The increase in sales is due to an increase in volume from market share growth, and to a lesser degree, slight growth in our markets, 7% more days in the first quarter of 2004, and price increases initiated in the fourth quarter of 2003 and the first quarter of 2004. We also believe there may have been some pre-buying by customers in anticipation of further price increases.

Rental revenue increased $2.3 million, or 32.3%, to $9.4 million for the first quarter of 2004, compared to $7.1 million in the first quarter of 2003. We estimate that Safway added approximately $3.0 million in rental revenue. This was partially offset by lower organic rental revenues as a result of lower rental rates.

Used rental equipment sales decreased to $4.4 million in the first quarter of 2004 from $10.0 million in the first quarter of 2003. The first quarter of 2003 benefited from one large sale, which was not repeated in the first quarter of 2004.

GROSS PROFIT

Gross profit on product sales for the first quarter of 2004 was $15.8 million, or 21.0% of sales, an increase of $4.6 million from $11.7 million, or 21.2% of sales, in the first quarter of 2003. The increase in gross profit dollars was primarily due to the increased net sales as discussed above. As a percent of sales, gross profit was virtually flat despite the $2.5 million increase in steel costs, due to productivity gains and the impact of the sales price increases.

Gross profit on rental revenue for the first quarter of 2004 was $1.9 million, or 20.2% of revenue, relatively flat with the first quarter of 2003, which was $1.9 million, or 27.3% of sales. This decline in gross profit as a percentage of revenue was primarily due to increased depreciation on rental equipment as a result of the acquisition of Safway.

Gross profit on sales of used rental equipment for the first quarter of 2004 was $2.9 million, or 65.3% of sales, compared to $7.2 million, or 71.8% of sales, in the first quarter of 2003. This was primarily due to the decreased sales discussed previously.

OPERATING EXPENSES

Selling, general and administrative expenses increased $3.3 million to $22.7 million in the first quarter of 2004 from $19.4 million in the first quarter of 2003. We estimate that approximately $2.0 million was due to the acquisition of Safway. The remaining increase was primarily due to a 7% increase in the number of days within the quarter, and to a lesser degree, the increase in product sales and rental revenue.

Facility closing and severance expense during the first quarter of 2004 was $0.5 million compared to $0.4 million in the first quarter of 2003.

Amortization of intangibles was $0.3 million in the first quarter of 2004, compared to $0.1 million in the first quarter of 2003.

OTHER EXPENSES

Interest expense increased to $11.9 million in the first quarter of 2004 from $8.1 million in the first quarter of 2003. This was primarily due to the higher interest rate from the new senior second secured notes and higher average borrowings.

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes in the first quarter of 2004 was $(15.9) million compared to a loss of $(7.2) million in the first quarter of 2003, due to the factors described above.

BENEFIT FOR INCOME TAXES

In 2003, we carried back all available federal income tax loses and are now carrying losses forward. Accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net tax benefit being recorded until realization is reasonably assured.

NET INCOME (LOSS)

The net loss for the first quarter of 2004 was $(15.9) million, compared to $(5.4) million in the first quarter of 2003, due to the factors described above.

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

Net cash used in operating activities in the first three months of 2004 was $(29.6) million, compared to $(9.4) million in the first three months of 2003. This activity is comprised of the following:

                                          2004      2003
                                        -------   -------
                                          (in millions)
Net loss                                $ (15.9)  $ (5.4)
Non-cash adjustments                        6.6     (1.1)
                                        -------   ------
Net loss after non-cash adjustments        (9.3)    (6.5)
Changes in assets and liabilities         (20.3)    (2.9)
                                        -------   ------
Net cash used in operating activities   $ (29.6)  $ (9.4)
                                        =======   ======

Net loss after non-cash adjustments was $(9.3) million for the first three months of 2004, compared to the net loss of $(6.5) million in the first three months of 2003. This change was due primarily to the higher net loss, partially offset by the lower, non-cash gains, on sales of used rental equipment.

Changes in assets and liabilities resulted in a $(20.3) million use of cash in the first three months of 2004, as compared to $(2.9) million use of cash in the first three months of 2003. This variance was primarily due to the change in accounts receivable, which was a $(9.2) million use of cash in the first quarter of 2004 as compared to a $6.3 million source of cash in the first quarter of 2003. The 2004 growth in accounts receivable was due to the seasonality of higher net sales in March of 2004 as compared to December 2003. The cash generated from accounts receivable in the first quarter of 2003 was due to improving collections and lower net sales in the first quarter of 2003 as compared to the fourth quarter of 2002.

Net cash used in investing activities was $0.8 million in the first three months of 2004, compared to $4.9 million in the first three months of 2003. Property, plant and equipment additions decreased to $1.0 million in the first three months of 2004 from $2.5 million in the first three months of 2003, as we continue to closely monitor our spending. Used rental equipment sales exceeded rental equipment additions by $0.5 million in the first three months of 2004, compared to a $2.4 million net use of cash in the first three months of 2003 where rental equipment additions exceeded the proceeds from sales of rental equipment. This is due to the first quarter of 2003 containing a large non-recurring addition to the fleet.

As of April 2, 2004, our long-term debt consisted of the following:

                                                                                      April 2, 2004
                                                                                      -------------
Revolving credit facility, weighted average interest rate of 4.9%                      $   54,975
Senior Second Secured Notes, interest rate of 10.75%                                      165,000
Debt discount on Senior Second Secured Notes                                               (7,156)
Senior Subordinated Notes, interest rate of 13.0%                                         154,729
Debt discount on Senior Subordinated Notes                                                 (8,246)
Notes payable to seller of Safway, non-interest   bearing, accreted at 6.0% to
     14.5%                                                                                  8,166
Debentures previously held by Dayton Superior Capital Trust, interest rate of
     9.1%, due on demand                                                                    1,110
Capital lease obligations                                                                   4,429
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                       39
                                                                                       ----------
Total long-term debt                                                                      373,046
Less current maturities                                                                    (2,657)
                                                                                       ----------
Long-term portion                                                                      $  370,389
                                                                                       ==========

On January 30, 2004, we established an $80.0 million senior secured revolving credit facility, which was used to refinance our previous $50.0 million revolving credit facility. The new credit facility has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. As of April 2, 2004, all $80.0 million was available under the facility. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

At April 2, 2004, of the $80.0 million revolving credit facility that was available to us, $55.0 million of borrowings were outstanding, along with $6.7 million of letters of credit, with the remaining $18.3 million available for borrowing.

Our long-term debt borrowings, net of repayments for the quarter ended April 2, 2004, was $30.3 million. We incurred $2.2 million of financing costs primarily related to the refinancing of the line of credit.

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

At April 2, 2004, working capital was $90.4 million, compared to $71.6 million at December 31, 2003. The $18.8 million increase was comprised of the following:

      - $9.2 million increase in accounts receivable due to the normal seasonal increase in net sales from December to March,

      - $7.2 million increase in inventories due to the anticipated seasonal higher sales in the second quarter and to higher raw material costs,

      - $2.0 million increase in prepaid expenses due to prepayments of steel raw materials,

      - $3.5 million decrease in accrued compensation and other liabilities due to annual customer and employee incentive payments and a contractual deferred compensation payment; partially offset by,

      -     $2.1 million increase in accounts payable due to higher inventories;
            and

      -     $1.0 million of changes in other items.

On June 9, 2003 we completed an offering of $165.0 million of 10.75% Senior Second Secured Notes due 2008. The proceeds of the offering, $159.0 million, net of discounts, were used to repay our acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the revolving credit facility. Also in June 2003, we repurchased $15.3 million in principal amount of our senior subordinated notes for $14.3 million with borrowings under our revolving credit facility. The Senior Second Secured Notes are secured by substantially all assets of the Company and its domestic subsidiaries.

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

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.9 million, including acquisition costs of $1.1 million. The initial purchase price was comprised of $13.0 million in cash and a $12.0 million, non-interest bearing (other than in the case of default) senior unsecured note, with a present value of $12.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The book value of the note at April 2, 2004 was $6.6 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the payment made in December to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, with an initial net present value of $1.6 million, which is being accreted to its face value of $2.0 million using the effective interest method with an interest rate of 6%, and is reflected as interest expense. The net book value of the note at April 2, 2004 was $1.5 million. Minimum payments on the note are $149,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in
2008. Payments may be accelerated if certain revenue targets are met.

We believe our liquidity, capital resources, and cash flows from operations are sufficient, in the absence of additional acquisitions, to fund the capital expenditures we have planned and our working capital and debt service requirements.

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

COMMITMENTS

There were no material changes to minimum future payments from December 31, 2003.

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

STOCK COLLATERAL VALUATION - SENIOR SECOND SECURED NOTES

Rule 3-16 of the SEC's Regulation S-X requires the presentation of a subsidiary's stand-alone, audited financial statements if the subsidiary's capital stock secures an issuer's notes and the par value, book value or market value ("Applicable Value") of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the ("Collateral Threshold.") The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of any of our subsidiaries under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of any of our subsidiaries due to the fact that such subsidiary's capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of April 2, 2004, all of the capital stock of our subsidiaries Dur-O-Wal, Inc., Trevecca Holdings, Inc., Dayton Superior Specialty Chemical Corp., Aztec Concrete Accessories, Inc. and Southern Construction Products, Inc. and 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitute collateral for the notes. The capital stock of our subsidiary, Symons Corporation, does not currently constitute collateral for the notes, since the Applicable Value of the capital stock of Symons Corporation equals or exceeds the Collateral Threshold. The Applicable Value of the capital stock of each of Dayton Superior Specialty Chemical Corp., Aztec Concrete Accessories, Inc. and Trevecca Holdings, Inc. (the direct, holding company parent of Aztec Concrete Accessories, Inc.) is currently near the Collateral Threshold. We have based our determination of which subsidiary's capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of our subsidiaries as of April 2, 2004. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the par value of each subsidiary's capital stock is nominal and therefore has not impacted our calculation of Applicable Value.

Set forth in the table below is the Applicable Value of each subsidiary's capital stock as of April 2, 2004:

       Subsidiary                          Applicable Value
----------------------------------------   ----------------
Symons Corporation                           $  85,681
Aztec Concrete Accessories, Inc.                32,174
Dur-O-Wal, Inc.                                  7,628
Trevecca Holdings, Inc. (1)                     32,174
Dayton Superior Specialty Chemical Corp.        32,866
Southern Construction Products, Inc. (2)             -
Dayton Superior Canada Ltd.                      6,887

(1) Trevecca Holdings, Inc. is a holding company, the sole asset of which has remained the capital stock of Aztec Concrete Accessories, Inc. since we acquired Trevecca Holdings and Aztec Concrete Accessories in January 2001.

(2) Southern Construction Products, Inc. is currently an inactive corporation with no assets.

Based upon the foregoing, as of April 2, 2004, the Applicable Value of the capital stock of Symons Corporation exceeded the Collateral Threshold. As a result, the capital stock of Symons Corporation is not currently included in the Collateral. The Applicable Value of the capital stock of our other subsidiaries did not exceed the Collateral Threshold as of April 2, 2004. In respect of Aztec Concrete Accessories, Inc., Trevecca Holdings, Inc., and Dayton Superior Specialty Chemical Corp., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary's capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary's capital stock plus any income earned and less any losses and any transfers of assets.

In respect of Symons Corporation, Dur-O-Wal, Inc., and Dayton Superior Canada Ltd, the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries' capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, of each subsidiary for the twelve months ended April 2, 2004, adjusted in each case to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders' Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above is a reasonable and appropriate means for determining fair value of our subsidiaries' capital stock.

Set forth below is the adjusted EBITDA of each of our subsidiaries other than Southern Construction Products, Inc. (which has no adjusted EBITDA) for the twelve months ended April 2, 2004, together with a reconciliation to the net income (loss) of each of these subsidiaries:

                                                                             Trevecca      Dayton Superior     Dayton
                                 Symons      Aztec Concrete     Dur-O-Wal,   Holdings,        Specialty       Superior
                              Corporation   Accessories, Inc.      Inc.       Inc.(1)       Chemical Corp.   Canada Ltd.
                             ------------  ------------------   ----------   ---------     ----------------  -----------
Net Income                    $ (6,038)        $  3,487         $    561     $  3,487         $  1,780         $    440

Provision for Income Taxes        (147)           1,570              339        1,570            1,145              225

Other (Income) Expense              (9)               2                -            2              183              546

Interest Expense                   416                -                -            -                -                -

Income from Operations          (5,778)           5,059              900        5,059            3,108            1,211
Facility Closing and
  Severance Expenses               498                -                -            -               97                -

Depreciation Expense            20,047              466              487          466              570               42

Amortization of Intangibles        811                -                -            -                -                -
                              ---------        --------         --------     --------         --------         --------
Adjusted valuation EBITDA       15,578            5,525            1,387        5,525            3,775            1,253
Multiple                           5.5              5.5              5.5          5.5              5.5              5.5
                              ---------        --------         --------     --------         --------         --------
Estimated Fair Value          $ 85,679         $ 30,388         $  7,629     $ 30,388         $ 20,763         $  6,892
                              ========         ========         ========     ========         ========         ========

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

      A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary's capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary's capital stock that was previously included in collateral to become excluded. The following table reflects the amounts by which the Applicable Value of each subsidiary's capital stock as of April 2, 2004 and the adjusted EBITDA of each subsidiary for the twelve months ended April 2, 2004 would have to increase in order for that subsidiary's capital stock to no longer constitute collateral or, in the case of Symons Corporation, would have to decrease in order for the capital stock of Symons Corporation to become collateral:

              Subsidiary                        Change in Applicable Value     Change in Adjusted EBITDA
-------------------------------------           --------------------------     -------------------------
Symons Corporation                                      $ (52,681)                  $   (9,578)
Aztec Concrete Accessories, Inc.                              826                          475
Dur-O-Wal, Inc.                                            25,372                        4,613
Trevecca Holdings, Inc. (1)                                   826                          475
Dayton Superior Specialty Chemical Corp.                      135                        2,227
Southern Construction Products, Inc.                            -                            -
Dayton Superior Canada Ltd.                                26,113                        4,748

(1) Trevecca Holdings, Inc. is a holding company, the sole asset of which has remained the capital stock of Aztec Concrete Accessories, Inc. since we acquired Trevecca Holdings and Aztec Concrete Accessories in January 2001.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, insurance reserves, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our policies or estimates since December 31, 2003.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) availability of steel: and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found under "Risks Related to Our Business" in Part I of our most recent Annual Report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of April 2, 2004, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:

      - $80.0 million revolving credit facility, $55.0 million of which was outstanding at April 2, 2004;

      - $165.0 million of Senior Second Secured Notes with a net book value of $157.8 million;

      - $154.7 million of Senior Subordinated Notes with a net book value of $146.5 million;

      -     $8.0 million of Notes payable to the seller of Safway;

      -     $4.4 million in capital lease obligations;

      -     $1.1 million in other fixed-rate, long-term debt.

      Our $80.0 million senior secured revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At April 2, 2004, the Company had outstanding letters of credit of $6.7 million and available borrowings of $18.3 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

      Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156.9 million and were used to repay the Company's acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2.5 million due to the expensing of deferred financing costs. The senior second secured notes have an interest rate of 10.75%. The estimated fair value of the notes is $167.5 million as of April 2, 2004. The senior second secured notes are secured by substantially all assets of the Company and its domestic subsidiaries.

      Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $127.7 million as of April 2, 2004.

      Our $12.0 million non-interest bearing note to the seller of Safway is being accreted to the face value at 14.5% using the effective interest method. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. The book value of the note at December 31, 2003 was $6.4 million.

      Our $2.0 million non-interest bearing note payable to the seller of Safway is being accreted to the face value at 6.0% using the effective interest method. Minimum payments on the note are $149,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be
accelerated if certain revenue targets are met.

      Our other long-term debt at April 2, 2004 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.8 million, and a $39,000, 7% loan due in annual installments of $31,500 per year with an estimated fair value as of April 2, 2004 of $39,000.

      In the ordinary course of our business, we also are exposed to price changes in raw materials, particularly steel. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not, however, use financial instruments to manage our exposure to changes in commodity prices.

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

Commencing in January 2004, we changed certain of our internal controls over financial reporting applicable to the process of consolidating our financial results. These changes were made in connection with a change in our operating structure and in contemplation of our expected future installation of a new enterprise resource planning system, and not in response to any perceived deficiency or weakness in our internal controls over financial reporting. We do not anticipate that these changes will have any adverse effect on our financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 12, 2004, the Company sold 558 Common shares to Edward J. Puisis for an aggregate purchase price of $12,505 ($22.41 per share) in conjunction with his employment agreement with the Company. The shares were issued in reliance upon the exemption from registration set forth is Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibits following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended April 2, 2004, we filed the following Current Reports on Form 8-K:

      Current Report on Form 8-K dated February 2, 2004 reporting under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that the Company had issued a press release announcing that it had entered into a revolving credit facility.

      Current Report on Form 8-K dated February 13, 2004 reporting under Item 9 (Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits) that the Company had issued a press release announcing an offer to exchange its registered 10 3/4% Series B Senior Second Secured Notes due 2008 for its outstanding unregistered 10 3/4% Series B Senior Second Secured Notes due 2008. *

      Current Report on Form 8-K dated February 25, 2004 reporting under Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements and Exhibits) that the Company had issued a press release announcing its summary financial results for the fourth quarter of 2003 and the full year ended December 31, 2003. *

      --------
      *Information in a Current Report on Form 8-K that is furnished pursuant to
      Item 9 or Item 12 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth in such filing by specific reference to such Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DAYTON SUPERIOR CORPORATION

DATE: May 17, 2004                   BY: /s/ Edward J. Puisis
                                     -------------------------------
                                     Edward J. Puisis
                                     Vice President and Chief Financial Officer

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