Form 10-Q
period 2004-07-02
DAYTON SUPERIOR CORP
filed 2004-08-16
CIK 854709

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED                              COMMISSION FILE NUMBER
      JULY 2, 2004                                           1-11781

                          DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                            31-0676346
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

7777 Washington Village Dr., Suite 130
           Dayton, Ohio                                            45459
---------------------------------------                    ---------------------
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

4,585,871 Common Shares were outstanding as of August 13, 2004

                        PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    As of July 2, 2004 and December 31, 2003
                             (Amounts in thousands)
                                  (Unaudited)

                                                                      July 2,     December 31,
                                                                       2004           2003
                                                                     ---------    ------------
                                ASSETS
Current assets:
  Cash                                                               $       -    $      1,995
  Accounts receivable, net of allowances for doubtful accounts and
   sales returns and allowances of $3,973 and $4,939                    76,965          64,849
  Inventories                                                           61,316          49,437
  Prepaid expenses and other current assets                              8,341           4,610
  Prepaid income taxes                                                   1,852             956
  Deferred income taxes                                                  5,176           5,368
                                                                     ---------    ------------
      Total current assets                                             153,650         127,215
                                                                     ---------    ------------
Rental equipment, net of accumulated depreciation of $33,842 and
 $27,794                                                                75,415          78,042
                                                                     ---------    ------------
Property, plant and equipment                                          115,851         113,366
  Less accumulated depreciation                                        (55,285)        (51,128)
                                                                     ---------    ------------
      Net property, plant and equipment                                 60,566          62,238
                                                                     ---------    ------------
Goodwill                                                               110,618         110,308
Intangible assets, net of accumulated amortization                       8,431          10,532
Deferred income taxes                                                       34               -
Other assets                                                             5,059           5,049
                                                                     ---------    ------------
                  Total assets                                       $ 413,773    $    393,384
                                                                     =========    ============
                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                               $   2,539    $      3,067
  Accounts payable                                                      27,141          20,526
  Accrued compensation and benefits                                     16,122          19,704
  Other accrued liabilities                                             13,155          12,324
                                                                     ---------    ------------
      Total current liabilities                                         58,957          55,621

Long-term debt, net of current portion                                 374,055         338,823
Other long-term liabilities                                              6,753           6,207
                                                                     ---------    ------------
      Total liabilities                                                439,765         400,651
                                                                     ---------    ------------
Shareholders' deficit:
  Common shares                                                        116,024         115,951
  Loans to shareholders                                                 (2,748)         (2,729)
  Treasury shares, at cost, 36,747 shares in 2004 and 2003              (1,184)         (1,184)
  Cumulative other comprehensive loss                                   (1,439)         (1,209)
  Accumulated deficit                                                 (136,645)       (118,096)
                                                                     ---------    ------------
      Total shareholders' deficit                                      (25,992)         (7,267)
                                                                     ---------    ------------
      Total liabilities and shareholders' deficit                    $ 413,773    $    393,384
                                                                     =========    ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                     Consolidated Statements of Operations
    For The Three and Six Fiscal Months Ended July 2, 2004 and June 27, 2003
                             (Amounts in thousands)
                                  (Unaudited)

                                          Three Fiscal Months Ended      Six Fiscal Months Ended
                                        ------------------------------ ---------------------------
                                        July 2, 2004   June 27, 2003   July 2, 2004  June 27, 2003
                                        ------------   -------------   ------------  -------------
Product sales                           $    101,170   $      88,420   $    176,461  $     143,552
Rental revenue                                 9,914           6,504         19,343         13,630
Used rental equipment sales                    4,122          10,940          8,519         20,988
                                        ------------   -------------   ------------  -------------
 Net sales                                   115,206         105,864        204,323        178,170
                                        ------------   -------------   ------------  -------------
Product cost of sales                         75,331          67,258        134,789        110,712
Rental cost of sales                           6,740           5,103         14,265         10,287
Used rental equipment cost of sales            1,686           2,884          3,213          5,718
                                        ------------   -------------   ------------  -------------
 Cost of sales                                83,757          75,245        152,267        126,717
                                        ------------   -------------   ------------  -------------
Product gross profit                          25,839          21,162         41,672         32,840
Rental gross profit                            3,174           1,401          5,078          3,343
Used rental equipment gross profit             2,436           8,056          5,306         15,270
                                        ------------   -------------   ------------  -------------
 Gross profit                                 31,449          30,619         52,056         51,453

Selling, general and administrative
 expenses                                     21,871          19,661         44,537         39,056

Facility closing and severance
  expenses                                       492             349            964            744
Loss on disposals of property, plant,
  and equipment                                   19              58             78             66
Amortization of intangibles                      307             130            555            259
                                        ------------   -------------   ------------  -------------
 Income from operations                        8,760          10,421          5,922         11,328

Other expenses
 Interest expense                             11,691           9,012         23,584         17,073
 Loss on early extinguishment of
    long-term debt                                 -           2,480            842          2,480
 Other expense (income)                         (250)             38             45             71
                                        ------------   -------------   ------------  -------------
 Loss before benefit for income taxes         (2,681)         (1,109)       (18,549)        (8,296)

Benefit for income taxes                           -            (649)             -         (2,446)
                                        ------------   -------------   ------------  -------------
 Net loss                               $     (2,681)  $        (460)  $    (18,549) $      (5,850)
                                        ============   =============   ============  =============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
         For The Six Fiscal Months Ended July 2, 2004 and June 27, 2003
                             (Amounts in thousands)
                                  (Unaudited)

                                                                          Six Fiscal Months Ended
                                                                       -----------------------------
                                                                       July 2, 2004    June 27, 2003
                                                                       ------------    -------------
Cash Flows From Operating Activities:
  Net loss                                                             $    (18,549)   $      (5,850)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                             13,490           11,336
    Amortization of intangibles                                                 555              259
    Loss on early extinguishment of long-term debt                              842            2,480
    Deferred income taxes                                                       158             (588)
    Amortization of deferred financing costs and debt discount                2,565            1,209
    Gain on sales of rental equipment                                        (5,306)         (15,270)

    Loss on sales of property, plant and equipment                               78               66
  Changes in assets and liabilities, net of effects of acquisition:
    Accounts receivable                                                     (12,116)          (9,410)
    Inventories                                                             (11,879)          (4,400)
    Accounts payable                                                          6,615            5,153
    Accrued liabilities and other long-term liabilities                      (2,206)         (10,013)
    Prepaid expenses and other assets                                        (4,440)             601
                                                                       ------------    -------------
         Net cash used in operating activities                              (30,193)         (24,427)
                                                                       ------------    -------------
Cash Flows From Investing Activities:
  Property, plant and equipment additions                                    (2,199)          (3,809)
  Proceeds from sales of property, plant and equipment                            4               82
  Rental equipment additions                                                 (8,143)         (16,790)
  Proceeds from sales of rental equipment                                     8,519           20,988
  Acquisition                                                                  (245)               -
                                                                       ------------    -------------
         Net cash provided by (used in) investing activities                 (2,064)             471
                                                                       ------------    -------------
Cash Flows From Financing Activities:
  Repayments of long-term debt                                              (34,011)        (160,364)
  Issuance of long-term debt                                                 66,750          182,070
  Financing costs incurred                                                   (2,301)            (680)
  Changes in loans to shareholders                                              (19)              37
  Issuance of common shares                                                      73                -
                                                                       ------------    -------------
         Net cash provided by financing activities                           30,492           21,063
                                                                       ------------    -------------

Effect of Exchange Rate Changes on Cash                                        (230)             489
                                                                       ------------    -------------
         Net decrease in cash                                                (1,995)          (2,404)

Cash, beginning of period                                                     1,995            2,404
                                                                       ------------    -------------
Cash, end of period                                                    $          -    $           -
                                                                       ============    =============
Supplemental Disclosures:
  Cash paid (refunded) for income taxes                                $        697    $      (3,351)
  Cash paid for interest                                                     20,647           17,324
  Purchases of equipment on capital leases                                      301            2,088

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Loss
    For The Three and Six Fiscal Months Ended July 2, 2004 and June 27, 2003
                             (Amounts in thousands)
                                  (Unaudited)

                                          Three Fiscal Months Ended       Six Fiscal Months Ended
                                        ------------------------------------------------------------
                                        July 2, 2004   June 27, 2003   July 2, 2004    June 27, 2003
                                        ------------   -------------   ------------    -------------
Net loss                                $     (2,681)  $        (460)  $    (18,549)   $      (5,850)
Other comprehensive income:
     Foreign currency translation
       adjustment                               (420)            291           (230)             489
                                        ------------   -------------   ------------    -------------
Comprehensive loss                      $     (3,101)  $        (169)  $    (18,779)   $      (5,361)
                                        ============   =============   ============    =============

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

(2)   ACQUISITION

      On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20,878, after purchase price adjustments and including acquisition costs of $1,090. The initial purchase price of $19,965 was comprised of $13,000 in cash and a $12,000 non-interest bearing (other than in the case of default) senior unsecured note with a present value of $6,965 payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13,000 of cash was funded through the issuance of common shares to the Company's majority shareholder. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417 reduction in the payment made in December to $333. A subsequent purchase price adjustment of $240 was paid in March 2004. Annual payments of $1,000 are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6,000 due on December 31, 2008.

      The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, which is being accreted to its face value of $1,987 using the effective interest method with an interest rate of 6% and is reflected as interest expense. The net present value of the note at July 2, 2004 was $1,513. Minimum payments are $99 for the remainder of 2004, $282 in 2005, $398 in 2006, $563 in 2007, and $464 in 2008. Payments may be accelerated if certain revenue targets are met.

      The acquisition has been accounted for as a purchase, and the results of Safway have been included in the Company's consolidated financial statements from the date of acquisition. The Company received the final valuation of the acquired assets in the first quarter of 2004. As a result, the value of rental equipment and goodwill increased by approximately $1,800 and $300, respectively, and intangible assets decreased by approximately $2,100. The purchase price has been allocated based on the estimated fair value of the assets acquired, as follows:

Rental equipment                                          $   15,837
Property, plant and equipment                                    798
Goodwill                                                       2,844
Intangible assets                                              2,970
Accrued liabilities                                           (1,571)
                                                          ----------
Purchase price, including acquisition costs of $1,090     $   20,878
                                                          ==========

      Components of the purchase price are as follows:

Cash paid at closing                                      $   13,000
Acquisition costs                                              1,085
Initial purchase price adjustment                               (417)
                                                          ----------
2003 Cash portion of acquisition                              13,668
Present value of seller note                                   6,965
2004 purchase price adjustment                                   240
Acquisition costs                                                  5
                                                          ----------
Total purchase price                                      $   20,878
                                                          ==========

      The following pro forma information sets forth the consolidated results of operations for the three and six fiscal months ended June 27, 2003 as though the acquisition had been completed at the beginning of the period presented:

                                           Pro Forma          Pro Forma
                                      Three fiscal months  Six fiscal months
                                            ended                ended
                                         June 27, 2003       June 27, 2003
                                      -------------------  -----------------
Net sales                             $           110,991  $         189,403
Loss before benefit for income taxes               (2,677)           (10,466)

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

            Following is a summary of the components of inventories as of July 2, 2004 and December 31, 2003:

                       July 2, 2004    December 31, 2003
                       ------------    -----------------
Raw materials          $     15,826    $           9,588
Work in progress              4,073                2,742
Finished goods               41,417               37,107
                       ------------    -----------------
  Total Inventory      $     61,316    $          49,437
                       ============    =================

      (c) New Accounting Pronouncements -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity, this statement was effective for periods beginning after December 15, 2003. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                                                  Three fiscal months ended       Six fiscal months ended
                                                 ----------------------------   ---------------------------
                                                 July 2, 2004   June 27, 2003   July 2, 2004  June 27, 2003
                                                 ------------   -------------   ---------------------------
Net income
(loss)        As Reported                        $     (2,681)  $        (460)  $    (18,549) $      (5,850)
              Deduct: Total stock-based
              employee compensation
              expense determined under
              fair value-based method for
              all awards, net of related
              tax effect                                  (62)            (65)          (124)          (131)
                                                 ------------   -------------   ------------  -------------
              Pro Forma                          $     (2,743)  $        (525)  $    (18,673) $      (5,981)
                                                 ============   =============   ============  =============

      (e) Reclassifications -- Certain reclassifications have been made to the 2003 amounts to conform to their 2004 classifications.

(4) CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of July 2, 2004 and December 31, 2003:

                                                                                       December 31,
                                                                        July 2, 2004       2003
                                                                        ------------   ------------
Revolving credit facility, weighted average interest rate of 3.82%      $     57,950   $     24,375
Senior Second Secured Notes, interest rate of 10.75%                         165,000        165,000
Debt discount on Senior Second Secured Notes                                  (6,871)        (7,454)
Senior Subordinated Notes, interest rate of 13.0%                            154,729        154,729
Debt discount on Senior Subordinated Notes                                    (7,975)        (8,514)
Notes payable to seller of Safway, non-interest bearing, accreted at
   6.0% to 14.5%                                                               8,382          7,999
Debentures previously held by Dayton Superior Capital Trust, interest
   rate of 9.1%, due on demand                                                 1,102          1,110
Capital lease obligations                                                      4,245          4,590
City of Parsons, Kansas Economic Development Loan, interest rate of
   7.0%                                                                           32             55
                                                                        ------------   ------------
Total long-term debt                                                         376,594        341,890
Less current maturities                                                       (2,539)        (3,067)
                                                                        ------------   ------------
Long-term portion                                                       $    374,055   $    338,823
                                                                        ============   ============

As of July 2, 2004, the senior second secured notes (the "Senior Notes") have a principal amount of $165,000 and mature in June 2008. The Notes were issued in June 2003 at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company's acquisition credit facility, certain of the Company's then current debt, and a portion of the revolving credit facility. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550 in the second quarter of 2003, due to the expensing of deferred financing costs. The estimated fair value of the notes is $167.5 million as of July 2, 2004. The senior second secured notes are secured by substantially all assets of the Company and its domestic subsidiaries.

As of July 2, 2004, the Senior Subordinated Notes (the "Notes") have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased using the revolving credit facility for $14,311, resulting in a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company's Common Shares for $0.01 per share. The estimated fair value of the notes is $134.6 million as of July 2, 2004.

During the first quarter of 2004, the Company established an $80,000 senior secured revolving credit facility, which was used to refinance the previous $50,000 facility. The company recorded a loss on the early extinguishment of long-term debt of $842 due to the expensing of deferred financing costs on the previous facility. The new credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. On July 2, 2004, the Company increased the senior secured revolving credit facility to $95,000. The increase did not affect the terms and conditions of the senior secured revolving credit facility. All $95,000 was available under the calculation at July 2, 2004. At July 2, 2004, the Company had outstanding letters of credit of $11,117 and available borrowings of $25,933 under this revolving credit facility. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:


                                     Three fiscal months ended    Six fiscal months ended
                                   ---------------------------  ---------------------------
                                   July 2, 2004  June 27, 2003  July 2, 2004  June 27, 2003
                                   ------------  -------------  ------------  -------------
Revolving Credit Facility:
    Average borrowings             $     56,703  $      26,432  $     46,107  $      14,448
    Maximum borrowing                    63,075         35,225        63,075         29,275
    Weighted average interest rate          3.9%           5.3%          4.2%           6.5%

The Company's wholly owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; Dur-O-Wal, Inc.; and Southern Construction Products, Inc.) have guaranteed the Notes and the Senior Notes on a full, unconditional and joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), separate financial statements have not been presented for the guarantor subsidiaries. The wholly owned foreign subsidiary of the Company is not a guarantor of the Notes or the Senior Notes and does not have any credit arrangements senior to the Notes or the Senior Notes. The following supplemental consolidating condensed balance sheets as of July 2, 2004 and December 31, 2003 and the supplemental consolidating condensed statements of operations and cash flows for the three fiscal months ended July 2, 2004 and June 27, 2003 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                               As of July 2, 2004

                                                          Dayton
                                                         Superior         Guarantor     Non-Guarantor
                                                        Corporation     Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                        -----------     ------------    ------------    ------------  ------------
ASSETS
Cash                                                    $    (132)        $     (673)    $     805      $         -   $      -
Accounts receivable, net                                   48,466             26,333         2,166                -     76,965
Inventories                                                32,196             28,266           854                -     61,316
Intercompany                                               62,154            (61,901)         (253)               -          -
Other current assets                                       11,654              3,481           234                -     15,369
                                                        ---------         ----------     ---------      -----------   --------
      TOTAL CURRENT ASSETS                                154,338             (4,494)        3,806                -    153,650
Rental equipment, net                                       3,829             71,329           257                -     75,415
Property, plant and equipment, net                         24,286             36,092           188                -     60,566
Investment in subsidiaries                                123,041                  -             -         (123,041)         -
Other assets                                               50,779             73,350            13                -    124,142
                                                        ---------         ----------     ---------      -----------   --------
      TOTAL ASSETS                                      $ 356,273         $  176,277     $   4,264      $  (123,041)  $413,773
                                                        =========         ==========     =========      ===========   ========
LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIT)
Current maturities of long-term debt                    $   2,087         $      452             -      $         -   $  2,539
Accounts payable                                           15,578             11,073           490                -     27,141
Accrued liabilities                                        18,712             10,315           250                -     29,277
                                                        ---------         ----------     ---------      -----------   --------
      TOTAL CURRENT LIABILITIES                            36,377             21,840           740                -     58,957
Long-term debt, net                                       372,423              1,632             -                -    374,055
Other long-term liabilities                                (8,358)            15,111             -                -      6,753
Total shareholders' equity (deficit)                      (44,169)           137,694         3,524         (123,041)   (25,992)
                                                        ---------         ----------     ---------      -----------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  (DEFICIT)   $ 356,273         $  176,277         4,264      $  (123,041)  $413,773
                                                        =========         ==========     =========      ===========   ========

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2003

                                                          Dayton                          Non
                                                         Superior      Guarantor       Guarantor
                                                        Corporation   Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                        -----------   ------------    ------------   ------------  ------------
ASSETS
Cash                                                    $     860      $  (1,240)        $ 2,375      $        -     $  1,995
Accounts receivable, net                                   37,123         26,500           1,226               -       64,849
Inventories                                                27,016         21,776             645               -       49,437
Intercompany                                               61,638        (61,549)            (89)              -            -
Other current assets                                       12,901         (1,432)           (535)              -       10,934
                                                        ---------      ---------         -------      ----------     --------
      TOTAL CURRENT ASSETS                                139,538        (15,945)          3,622               -      127,215
Rental equipment, net                                       3,609         74,342              91               -       78,042
Property, plant and equipment, net                         24,919         37,135             184               -       62,238
Investment in subsidiaries                                123,041              -               -        (123,041)           -
Other assets                                               50,628         75,261               -                      125,889
                                                        ---------      ---------         -------      ----------     --------
      TOTAL ASSETS                                      $ 341,735      $ 170,793         $ 3,897      $ (123,041)    $393,384
                                                        =========      =========         =======      ==========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt                    $   2,132      $     935         $     -      $        -     $  3,067
Accounts payable                                           10,722          9,537             267               -       20,526
Accrued liabilities                                        20,793         11,019             216               -       32,028
                                                        ---------      ---------         -------      ----------     --------
      TOTAL CURRENT LIABILITIES                            33,647         21,491             483               -       55,621
Long-term debt, net                                       337,413          1,410               -               -      338,823
Other long-term liabilities                                (4,341)        10,525              23               -        6,207
Total shareholders' equity (deficit)                      (24,984)       137,367           3,391        (123,041)      (7,267)
                                                        ---------      ---------         -------      ----------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    $ 341,735      $ 170,793         $ 3,897      $ (123,041)    $393,384
                                                        =========      =========         =======      ==========     ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended July 2, 2004

                                                                  Dayton
                                                                 Superior     Guarantor   Non-Guarantor
                                                               Corporation  Subsidiaries  Subsidiaries      Consolidated
                                                               -----------  ------------  ------------      ------------
Net sales                                                        $ 53,615     $58,697       $ 2,894           $ 115,206
Cost of sales                                                      38,589      43,595         1,573              83,757
                                                                 --------     -------       -------           ---------
    Gross profit                                                   15,026      15,102         1,321              31,449
Selling, general and administrative expenses                        8,369      13,035           467              21,871
Facility closing and severance expenses                               202         290             -                 492
Management fees                                                       (94)          -            94                   -
Amortization of intangibles                                            31         276             -                 307
Loss (gain) on disposals on property, plant, and equipment              -          19             -                  19
                                                                 --------     -------       -------           ---------
    Income from operations                                          6,518       1,482           760               8,760
Other expenses
    Interest expense                                               11,641          50             -              11,691
    Loss on early extinguishment of long-term debt                      -           -             -                   -
    Other expense (income)                                             (1)         46          (295)               (250)
                                                                 --------     -------       -------           ---------
    Income (loss) before provision (benefit) for income taxes      (5,122)      1,386         1,055              (2,681)
Provision (benefit) for income taxes                                    -           -             -                   -
                                                                 --------     -------       -------           ---------
Net income (loss) available to common shareholders               $ (5,122)    $ 1,386       $ 1,055           $  (2,681)
                                                                 ========     =======       =======           =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                     Three Fiscal Months Ended June 27, 2003

                                                                 Dayton                        Non
                                                                Superior      Guarantor     Guarantor
                                                               Corporation  Subsidiaries   Subsidiaries  Consolidated
                                                               -----------  ------------   ------------  ------------
Net sales                                                        $ 44,262     $ 58,740       $2,862        $ 105,864
Cost of sales                                                      36,444       36,951        1,850           75,245
                                                                 --------     --------       ------        ---------
    Gross profit                                                    7,818       21,789        1,012           30,619
Selling, general and administrative expenses                        8,864       10,326          471           19,661
Facility closing and severance expenses                               378          (29)           -              349
Amortization of intangibles                                            73           57            -              130
Management fees                                                       (75)           -           75                -
Loss (gain) on disposals on property, plant, and equipment              -           58            -               58
                                                                 --------     --------       ------        ---------
    Income from operations                                         (1,422)      11,377          466           10,421
Other expenses
    Interest expense                                                8,960           52            -            9,012
    Loss on early extinguishment of long-term debt                  2,480            -            -            2,480
    Other expense                                                      49          (36)          25               38
                                                                 --------     --------       ------        ---------
    Income (loss) before provision (benefit) for income taxes     (12,911)      11,361          441           (1,109)
Provision (benefit) for income taxes                               (7,437)       6,646          142             (649)
                                                                 --------     --------       ------        ---------
Net income (loss) available to common shareholders               $ (5,474)    $  4,715       $  299        $    (460)
                                                                 ========     ========       ======        =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended July 2, 2004

                                                                  Dayton
                                                                 Superior     Guarantor   Non-Guarantor
                                                               Corporation  Subsidiaries  Subsidiaries   Consolidated
                                                               -----------  ------------  ------------   ------------
Net sales                                                        $ 86,156     $ 112,925     $5,242        $ 204,323
Cost of sales                                                      61,338        87,970      2,959          152,267
                                                                 --------     ---------     ------        ---------
    Gross profit                                                   24,818        24,955      2,283           52,056
Selling, general and administrative expenses                       16,332        27,260        945           44,537
Facility closing and severance expenses                               573           391          -              964
Management fees                                                      (188)            -        188                -
Amortization of intangibles                                            63           492          -              555
Loss (gain) on disposals on property, plant, and equipment              -            78          -               78
                                                                 --------     ---------     ------        ---------
    Income from operations                                          8,038        (3,266)     1,150            5,922
Other expenses
    Interest expense                                               23,433           151          -           23,584
    Loss on early extinguishment of long-term debt                    842             -          -              842
    Other expense (income)                                            (21)           52         14               45
                                                                 --------     ---------     ------        ---------
    Income (loss) before provision (benefit) for income taxes     (16,216)       (3,469)     1,136          (18,549)
Provision (benefit) for income taxes                                    -             -          -                -
                                                                 --------     ---------     ------        ---------
Net income (loss) available to common shareholders               $(16,216)    $  (3,469)    $1,136        $ (18,549)
                                                                 ========     =========     ======        =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                      Six Fiscal Months Ended June 27, 2003

                                                                 Dayton
                                                                Superior     Guarantor     Non-Guarantor
                                                               Corporation  Subsidiaries   Subsidiaries    Consolidated
                                                               -----------  ------------   ------------    ------------
Net sales                                                        $ 71,806     $ 101,269       $5,095        $ 178,170
Cost of sales                                                      58,699        64,710        3,308          126,717
                                                                 --------     ---------       ------        ---------
    Gross profit                                                   13,107        36,559        1,787           51,453
Selling, general and administrative expenses                       17,232        20,928          896           39,056
Facility closing and severance expenses                               702            42            -              744
Management fees                                                      (150)            -          150                -
Amortization of intangibles                                           146           113            -              259
Loss (gain) on disposals on property, plant, and equipment              -            66            -               66
                                                                 --------     ---------       ------        ---------
    Income from operations                                         (4,823)       15,410          741           11,328
Other expenses
    Interest expense                                               17,013            60            -           17,073
    Loss on early extinguishment of long-term debt                  2,480             -            -            2,480
    Other expense (income)                                             54           (11)          28               71
                                                                 --------     ---------       ------        ---------
    Income (loss) before provision (benefit) for income taxes     (24,370)       15,361          713           (8,296)
Provision (benefit) for income taxes                               (7,184)        4,528          210           (2,446)
                                                                 --------     ---------       ------        ---------
Net income (loss) available to common shareholders               $(17,186)    $  10,833       $  503        $  (5,850)
                                                                 ========     =========       ======        =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended July 2, 2004

                                                                             Dayton
                                                                            Superior     Guarantor    Non-Guarantor
                                                                          Corporation  Subsidiaries    Subsidiaries  Consolidated
                                                                          -----------  ------------    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $(16,216)    $ (3,469)      $ 1,136       $(18,549)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization                                       3,229       10,785            31         14,045
           Loss on early extinguishment of long-term debt                        842            -             -            842
           Deferred income taxes                                                 158            -             -            158
           Amortization of deferred financing costs and debt discount          2,565            -             -          2,565
           Gain on sales of rental equipment and property,
             plant and equipment                                                (241)      (4,964)          (23)        (5,228)
    Change in assets and liabilities, net of the effects of acquisitions     (20,422)      (1,105)       (2,499)       (24,026)
                                                                            --------     --------       -------       --------
           Net cash provided by (used in) operating activities               (30,085)       1,247        (1,355)       (30,193)
                                                                            --------     --------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                   (1,067)      (1,128)           (4)        (2,199)
    Proceeds from sales of property, plant and equipment                           -            4             -              4
    Rental equipment additions                                                  (744)      (7,214)         (185)        (8,143)
    Proceeds from sales of rental equipment                                      603        7,876            40          8,519
    Acquisition                                                                    -         (245)            -           (245)
                                                                            --------     --------       -------       --------
           Net cash provided by (used in) investing activities                (1,208)        (707)         (149)        (2,064)
                                                                            --------     --------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                             (33,686)        (325)            -        (34,011)
    Issuance of long-term debt, net                                           66,750            -             -         66,750
    Financing costs incurred                                                  (2,301)           -             -         (2,301)
    Issuance of common shares                                                     73            -             -             73
    Changes in loans to shareholders                                             (19)           -             -            (19)
    Intercompany                                                                (516)         352           164              -
                                                                            --------     --------       -------       --------
           Net cash provided by (used in) financing activities                30,301           27           164         30,492
                                                                            --------     --------       -------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            -            -          (230)          (230)
                                                                            --------     --------       -------       --------
           Net increase (decrease) in cash                                      (992)         567        (1,570)        (1,995)
CASH, beginning of period                                                        860       (1,240)        2,375          1,995
                                                                            --------     --------       -------       --------
CASH, end of period                                                         $   (132)    $   (673)      $   805       $      -
                                                                            ========     ========       =======       ========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                      Six Fiscal Months Ended June 27, 2003

                                                                             Dayton
                                                                            Superior     Guarantor    Non-Guarantor
                                                                          Corporation   Subsidiaries  Subsidiaries     Consolidated
                                                                          -----------   ------------  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $ (17,186)    $ 10,833       $   503        $  (5,850)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization                                       3,907        8,872            24           12,803
           Loss on early extinguishment of long-term debt                      2,480            -             -            2,480
           Deferred income taxes                                                (588)           -             -             (588)
           Gain on sales of rental equipment and property, plant and
               equipment                                                        (787)     (14,399)          (17)         (15,203)
    Change in assets and liabilities, net of the effects of acquisitions     (22,918)       6,207        (1,358)         (18,069)
                                                                           ---------     --------       -------        ---------
           Net cash provided by (used in) operating activities               (35,092)      11,513          (848)         (24,427)
                                                                           ---------     --------       -------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                     (850)      (2,956)           (3)          (3,809)
    Proceeds from sales of property, plant and equipment                           -           82             -               82
    Rental equipment additions                                                  (347)     (16,415)          (28)         (16,790)
    Proceeds from sales of rental equipment                                      841       20,119            28           20,988
                                                                           ---------     --------       -------        ---------
           Net cash provided by (used in) investing activities                  (356)         830            (3)             471
                                                                           ---------     --------       -------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                            (160,364)           -             -         (160,364)
    Issuance of long-term debt, net                                          182,070            -             -          182,070
    Financing costs incurred                                                    (680)           -             -             (680)
    Issuance of common shares                                                     37            -             -               37
    Intercompany                                                              11,722      (11,871)          149                -
                                                                           ---------     --------       -------        ---------
           Net cash provided by (used in) financing activities                32,785      (11,871)          149           21,063
                                                                           ---------     --------       -------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            -            -           489              489
                                                                           ---------     --------       -------        ---------
           Net increase (decrease) in cash                                    (2,663)         472          (213)          (2,404)
CASH, beginning of period                                                      1,605         (687)        1,486            2,404
                                                                           ---------     --------       -------        ---------
CASH, end of period                                                        $  (1,058)    $   (215)      $ 1,273        $       -
                                                                           =========     ========       =======        =========

(5) STOCK OPTION PLANS

The Company's 2000 Stock Option Plan permits the grant of stock options to purchase common shares. Options that are cancelled may be reissued. The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remained outstanding following our recapitalization in 2000, as well as new option grants. The terms of the option grants are ten years from the date of grant.

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

A summary of the status of the Company's stock option plans at July 2, 2004, as well as changes during the fiscal six months then ended is presented in the table below:

                                                  Weighted Average
                                    Number of    Exercise Price Per
                                     Shares           Share
                                    ---------    ------------------
Outstanding at December 31, 2003     643,839          $   25.03
Granted                               79,400              25.85
Exercised                            (31,044)              1.96
Cancelled                             (9,217)             27.39
                                     -------
Outstanding at July 2, 2004          682,978          $   26.13
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

The following are the components of Net Periodic Benefit Cost for the six months ended July 2, 2004 and June 27, 2003:

                                                                       Symons           Symons
                                       Pension        Pension      Postretirement   Postretirement
                                    Benefits 2004  Benefits 2003    Benefits 2004   Benefits 2003
                                    -------------  -------------    -------------   -------------
Service cost                          $ 299           $ 242              $ 0             $ 0
Interest cost                           298             282               18              23
Expected return on plan assets         (299)           (268)               0               0
Amortization of prior service cost        3               3               12              12
Amortization of net loss                 38              28                0               0
                                      -----           -----              ---             ---
Net periodic benefit cost             $ 339           $ 287              $30             $35
                                      =====           =====              ===             ===

As of July 2, 2004, $337 of contributions have been made. The Company presently anticipates contributing an additional $408 to fund its pension plan in 2004 for a total of $745.

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

Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three and six fiscal months ended July 2, 2004 and June 27, 2003 follows. The 2003 amounts have been reclassified to conform to the 2004 classification.

                                             Three Fiscal Months Ended         Six Fiscal Months Ended
                                           ----------------------------      ----------------------------
                                           July 2, 2004   June 27, 2003      July 2, 2004   June 27, 2003
                                           ------------   -------------      ------------   -------------
Product sales                              $    101,170   $      88,420      $    176,461   $     143,552
Rental revenue                                    9,914           6,504            19,343          13,630
Used rental equipment sales                       4,122          10,940             8,519          20,988
                                           ------------   -------------      ------------   -------------
  Net sales                                     115,206         105,864           204,323         178,170
                                           ------------   -------------      ------------   -------------

Product cost of sales                            75,331          67,258           134,789         110,712
Rental cost of sales                              6,740           5,103            14,265          10,287
Used rental equipment cost of sales               1,686           2,884             3,213           5,718
                                           ------------   -------------      ------------   -------------
  Cost of sales                                  83,757          75,245           152,267         126,717
                                           ------------   -------------      ------------   -------------

Product gross profit                             25,839          21,162            41,672          32,840
Rental gross profit                               3,174           1,401             5,078           3,343
Used rental equipment gross profit                2,436           8,056             5,306          15,270
                                           ------------   -------------      ------------   -------------
  Gross profit                                   31,449          30,619            52,056          51,453

Depreciation Expense:
Product sales (Property, plant, and
   equipment)                              $      1,604   $       1,484      $      2,933   $       3,090
Rental Revenue (rental equipment)                 4,464           3,425             9,400           6,846
Corporate                                           562             694             1,157           1,400
                                           ------------   -------------      ------------   -------------
Total depreciation                         $      6,630   $       5,603      $     13,490   $      11,336
                                           ============   =============      ============   =============

(8) FACILITY CLOSING AND SEVERANCE EXPENSES

      During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                  Benefits       Costs      Operations      Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Balance, January 1, 2003                        $         -   $       210   $        -   $       311   $    521
Facility closing and severance expenses                   -           379            -             -        379
Items charged against reserve                             -          (175)           -          (311)      (486)
                                                -----------   -----------   ----------   -----------   --------
Balance, December 31, 2003                                -           414            -             -        414
Facility closing and severance expenses                   -             -            -             -          -
Items charged against reserve                             -          (414)           -             -       (414)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $         -   $         -   $        -   $         -   $      -
                                                ===========   ===========   ==========   ===========   ========

      During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                 Benefits        Costs      Operations      Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Balance, January 1, 2003                        $     2,412    $       84   $        -   $         -   $  2,496
Facility closing and severance expenses                 202           (11)           -             -        191
Items charged against reserve                        (2,414)          (73)           -             -     (2,487)
                                                -----------   -----------   ----------   -----------   --------
Balance, December 31, 2003                              200             -            -             -        200
Facility closing and severance expenses                   -             -            -             -          -
Items charged against reserve                          (146)            -            -             -       (146)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $        54   $         -   $        -   $         -   $     54
                                                ===========   ===========   ==========   ===========   ========

      The remaining involuntary termination benefits are expected to be paid in 2004.

      During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 and the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                 Benefits        Costs      Operations      Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Facility closing and severance expenses         $       988   $        27   $        -   $       921   $  1,936
Items charged against reserve                          (988)          (27)           -          (921)    (1,936)
                                                -----------   -----------   ----------   -----------   --------
Balance, December 31, 2003                                -             -            -             -          -
Facility closing and severance expenses                  63             1            -            61        125
Items charged against reserve                           (63)           (1)           -           (61)      (125)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $         -   $         -   $        -   $         -   $      -
                                                ===========   ===========   ==========   ===========   ========

      During 2004, we continued to execute our plan to exit additional distribution facilities. Activity for this plan for the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                 Benefits        Costs      Operations      Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Facility closing and severance expenses         $       393   $        27   $      139   $       280   $    839
Items charged against reserve                          (339)          (27)        (139)         (280)      (785)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $        54   $         -   $        -   $         -   $     54
                                                ===========   ===========   ==========   ===========   ========

      The total expected future expense for commitments under this plan is approximately $500,000 and will be expensed in accordance with SFAS No. 146.

(9) BENEFIT FOR INCOME TAXES

In 2003, we carried back all available federal income tax losses and are now carrying losses forward. Accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net tax benefit being recorded until realization is reasonably assured.

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

      -     RENTAL EQUIPMENT CONSISTS PRIMARILY OF:

            - FORMING SYSTEMS, which are reusable engineered modular forms; hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects' specific needs for concrete placements. Both standard and specialty forming systems and related accessories are sold as used rental equipment and rented.

SAFWAY FORMWORK ACQUISITION

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. ("Safway") for $20.9 million, including acquisition costs of $1.1 million. The initial purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with a present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the payment made in December to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, which is being accreted to its face value of $2.0 million using the effective interest method with an interest rate of 6% and is reflected as interest expense. The net present value of the note at July 2, 2004 was $1.5 million. Minimum payments of the note are $99,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000
in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.

Safway sold and rented concrete forming and shoring systems, principally European style products designed and manufactured by its affiliated European concrete forming and shoring business, to a national customer base. For the period from October 1, 2002 through July 25, 2003, Safway Formwork had revenues of $17.0 million. By acquiring the Safway Formwork rental fleet assets, which had a gross book value at July 25, 2003 of approximately $41.8 million, we expect to increase our presence in the concrete forming and shoring systems business and expand our product offerings by advancing our plan to continue augmenting Symons' existing rental fleet with European clamping systems. As part of the asset acquisition we entered into an exclusive manufacturing and distribution agreement with certain of Safway's affiliates under which we were granted the exclusive right to manufacture, design, market, offer, sell and distribute certain European formwork products within the United States, Mexico and Canada. The acquisition has been accounted for as a purchase, and the results of Safway Formwork have been included in our consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed.

FACILITY CLOSING AND SEVERANCE EXPENSES

      During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                  Benefits       Costs      Operations      Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Balance, January 1, 2003                        $         -   $       210   $        -   $       311   $    521
Facility closing and severance expenses                   -           379            -             -        379
Items charged against reserve                             -          (175)           -          (311)      (486)
                                                -----------   -----------   ----------   -----------   --------
Balance, December 31, 2003                                -           414            -             -        414
Facility closing and severance expenses                   -             -            -             -          -
Items charged against reserve                             -          (414)           -             -       (414)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $         -   $         -   $        -   $         -   $      -
                                                ===========   ===========   ==========   ===========   ========

      During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                 Benefits        Costs       Operations     Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Balance, January 1, 2003                        $     2,412   $        84   $        -   $         -   $  2,496
Facility closing and severance expenses                 202           (11)           -             -        191
Items charged against reserve                        (2,414)          (73)           -             -     (2,487)
                                                -----------   -----------   ----------   -----------   --------
Balance, December 31, 2003                              200             -            -             -        200
Facility closing and severance expenses                   -             -            -             -          -
Items charged against reserve                          (146)            -            -             -       (146)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $        54   $         -   $        -   $         -   $     54
                                                ===========   ===========   ==========   ===========   ========

      The remaining involuntary termination benefits are expected to be paid in 2004.

      During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 and the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                 Benefits        Costs      Operations      Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Facility closing and severance expenses         $       988   $        27   $        -   $       921   $  1,936
Items charged against reserve                          (988)          (27)           -          (921)    (1,936)
                                                -----------   -----------   ----------   -----------   --------
Balance, December 31, 2003                                -             -            -             -          -
Facility closing and severance expenses                  63             1            -            61        125
Items charged against reserve                           (63)           (1)           -           (61)      (125)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $         -   $         -   $        -   $         -   $      -
                                                ===========   ===========   ==========   ===========   ========

      During 2004, we continued to execute our plan to exit additional distribution facilities. Activity for this plan for the six months ended July 2, 2004 was as follows:

                                                Involuntary      Lease      Relocation   Other Post-
                                                Termination   Termination       of         Closing
                                                 Benefits        Costs       Operations     Costs       Total
                                                -----------   -----------   ----------   -----------   --------
Facility closing and severance expenses         $       393   $        27   $      139   $       280   $    839
Items charged against reserve                          (339)          (27)        (139)         (280)      (785)
                                                -----------   -----------   ----------   -----------   --------
Balance, July 2, 2004                           $        54   $         -   $        -   $         -   $     54
                                                ===========   ===========   ==========   ===========   ========

      The total expected future expense for commitments under this plan is approximately $500,000 and will be expensed in accordance with SFAS No. 146.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

                                                               Three Fiscal Months Ended               Six Fiscal Months Ended
                                                           --------------------------------       ---------------------------------
                                                           July 2, 2004       June 27, 2003       July 2, 2004        June 27, 2003
                                                           ------------       -------------       ------------        -------------
Product sales                                                  87.8%              83.6%               86.4%               80.6%
Rental revenue                                                  8.6                6.1                 9.4                 7.6
Used rental equipment sales                                     3.6               10.3                 4.2                11.8
                                                              -----              -----               -----               -----
   Net sales                                                  100.0              100.0               100.0               100.0
                                                              -----              -----               -----               -----

Product cost of sales                                          74.5               76.1                76.4                77.1
Rental cost of sales                                           68.0               78.5                73.7                75.5
Used rental equipment cost of sales                            40.9               26.4                37.7                27.2
                                                              -----              -----               -----               -----
   Cost of sales                                               72.7               71.1                74.5                71.1
                                                              -----              -----               -----               -----

Product gross profit                                           25.5               23.9                23.6                22.9
Rental gross profit                                            32.0               21.5                26.3                24.5
Used rental equipment gross profit                             59.1               73.6                62.3                72.8
                                                              -----              -----               -----               -----
   Gross profit                                                27.3               28.9                25.5                28.9

Selling, general and administrative expenses                   19.0               18.6                21.8                21.9
Facility closing and severance expenses                         0.4                0.3                 0.5                 0.4
Loss on disposals of property, plant, and equipment               -                0.1                   -                   -
Amortization of intangibles                                     0.3                0.1                 0.3                 0.2
                                                              -----              -----               -----               -----
Income from operations                                          7.6                9.8                 2.9                 6.4
Interest expense                                               10.1                8.5                11.5                 9.6
Loss on early extinguishment of long-term debt                    -                2.3                 0.4                 1.4
Other expense (income)                                         (0.2)               0.0                 0.0                 0.0
                                                              -----              -----               -----               -----
Loss before provision (benefit) for income taxes               (2.3)              (1.0)               (9.0)               (4.6)
Benefit for income taxes                                          -               (0.6)                  -                (1.4)
                                                              -----              -----               -----               -----
Net loss                                                       (2.3%)             (0.4%)              (9.0%)              (3.2%)
                                                              =====              =====               =====               =====

COMPARISON OF THREE FISCAL MONTHS ENDED JULY 2, 2004 AND JUNE 27, 2003

NET SALES

Net sales increased $9.3 million, or 8.8%, to $115.2 million in the second quarter of 2004 from $105.9 million in the second quarter of 2003. The following table summarizes our net sales by product type:

                                                Three fiscal months ended
                                  ----------------------------------------------------
                                           July 2, 2004              June 27, 2003
                                  -----------------------      -----------------------
                                                      (In thousands)
                                  Net Sales           %        Net Sales           %       % Change
                                  ---------         -----      ---------         -----     --------
Product sales                     $ 101,170          87.8%     $  88,420          83.5%       14.4%
Rental revenue                        9,914           8.6          6,504           6.2        52.4
Used rental equipment sales           4,122           3.6         10,940          10.3       (62.3)
                                  ---------         -----      ---------         -----
Net sales                         $ 115,206         100.0%     $ 105,864         100.0%        8.8%
                                  =========         =====      =========         =====

Product sales increased $12.8 million, or 14.4%, to $101.2 million in the second quarter of 2004 from $88.4 million in the first quarter of 2003. The majority of the increase in sales was due to price increases initiated in the fourth quarter of 2003 and the first and second quarters of 2004. The remaining increase was due to volume.

Rental revenue increased $3.4 million, or 52.4%, to $9.9 million for the second quarter of 2004, compared to $6.5 million in the second quarter of 2003. We estimate that Safway added approximately $2.2 million in rental revenue while the remaining increase was due to volume from existing product lines.

Used rental equipment sales decreased to $4.1 million in the second quarter of 2004 from $10.9 million in the second quarter of 2003. The decrease is due to the second quarter of 2003 benefiting from one large sale which was not repeated in the second quarter of 2004.

GROSS PROFIT

Gross profit on product sales for the second quarter of 2004 was $25.8 million, or 25.5% of sales, an increase of $4.6 million from $21.2 million, or 23.9% of sales, in the second quarter of 2003. The increase in gross profit dollars was primarily due to the increased net sales as discussed above, partially offset by increasing costs, primarily steel. As a percent of revenue, gross profit increased due to productivity gains. We will continue to see higher impacts of steel costs in future quarters, as the second quarter steel costs were approximately 20% higher than the first quarter but still largely remain in inventory.

Gross profit on rental revenue for the second quarter of 2004 was $3.2 million, an increase of $1.8 million from the second quarter of 2003, which was $1.4 million. The increase in gross profit dollars was primarily due to the increased net sales as discussed above, which was partially offset by the increase in depreciation expense on rental equipment as a result of the acquisition of Safway.

Gross profit on sales of used rental equipment for the second quarter of 2004 was $2.4 million, or 59.1% of sales, compared to $8.1 million, or 73.6% of sales, in the second quarter of 2003. The decrease in gross profit dollars was primarily due to the decreased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold.

OPERATING EXPENSES

Selling, general and administrative expenses increased $2.2 million to $21.9 million in the second quarter of 2004 from $19.7 million in the second quarter of 2003. Virtually all of the increase was due to the acquisition of Safway.

Facility closing and severance expense during the second quarter of 2004 was $0.5 million compared to $0.4 million in the second quarter of 2003.

Amortization of intangibles was $0.3 million in the second quarter of 2004, compared to $0.1 million in the second quarter of 2003.

OTHER EXPENSES

Interest expense increased to $11.7 million in the second quarter of 2004 from $9.0 million in the second quarter of 2003. This was primarily due to the higher interest rate from the new senior second secured notes and higher average borrowings. The Company incurred a loss on the early extinguishment of long-term debt of $2.6 in the second quarter of 2003, due to the expensing of deferred financing costs related to the issuance of the $165.0 million senior second secured notes.

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes in the second quarter of 2004 was $(2.7) million compared to a loss of $(1.1) million in the second quarter of 2003, due to the factors described above.

BENEFIT FOR INCOME TAXES

In 2003, we carried back all available federal income tax loses and are now carrying such losses forward. Accordingly, in 2004, tax benefits from operating losses are offset by valuation allowances, resulting in no net tax benefit being recorded until realization is reasonably assured.

NET INCOME (LOSS)

Loss before income taxes in the second quarter of 2004 was $(2.7) million compared to a loss of $(0.5) million in the second quarter of 2003, due to the factors described above.

COMPARISON OF SIX FISCAL MONTHS ENDED JULY 2, 2004 AND JUNE 27, 2003

NET SALES

Net sales increased $26.1 million, or 14.7%, to $204.3 million in the first two quarters of 2004 from $178.2 million in the first two quarters of 2003. The following table summarizes our net sales by product type:

                                                                Six fiscal months ended
                                              --------------------------------------------------------
                                                     July 2, 2004                    June 27, 2003
                                              ------------------------            --------------------
                                                                    (In thousands)
                                               Net Sales           %              Net Sales        %         % Change
                                              ----------         -----            ---------      -----       --------
Product sales                                 $  176,461          86.4%           $ 143,552       80.6%         22.9%
Rental revenue                                    19,343           9.5               13,630        7.6          41.9
Used rental equipment sales                        8,519           4.1               20,988       11.8         (59.4)
                                              ----------         -----            ---------      -----
Net sales                                     $  204,323         100.0%           $ 178,170      100.0%         14.7%
                                              ==========         =====            =========      =====

Product sales increased $32.9 million, or 22.9%, to $176.5 million in the first two quarters of 2004 from $143.6 million in the first two quarters of 2003. The majority of the increase in sales was due to an increase in volume while the remaining increase is due to price increases initiated in the fourth quarter of 2003 and the first and second quarters of 2004.

Rental revenue increased $5.7 million, or 41.9%, to $19.3 million first two quarters of 2004, compared to $13.6 million in the first two quarters of 2003. We estimate that Safway added approximately $5.3 million in rental revenue, while the remaining increase was due to volume from existing product lines.

Used rental equipment sales decreased to $8.5 million in the first two quarters of 2004 from $21.0 million in the first two quarters of 2003. The decrease is due to two large transactions in the first half of 2003 that did not recur in the first half of 2004.

GROSS PROFIT

Gross profit on product sales for the first two quarters of 2004 was $41.7 million, or 23.6% of sales, an increase of $8.9 million from $32.8 million, or 22.9% of sales, in the first two quarters of 2003. The increase in gross profit dollars was primarily due to the increased net sales as discussed above, partially offset by an increase in material costs, primarily steel. As a percent of revenue, gross profit increased due to productivity gains. We will continue to see higher impacts of steel costs in future quarters, as the second quarter steel costs were approximately 20% higher than the first quarter but still largely remain in inventory.

Gross profit on rental revenue for the first two quarters of 2004 was $5.1 million, a $1.8 million an increase over the first two quarters 2003, which was $3.3 million. The increase in gross profit dollars was primarily due to the increased net sales as discussed above. The increase was partially offset by higher cost of sales, primarily depreciation expense due to the acquisition of Safway.

Gross profit on sales of used rental equipment for the first two quarters of 2004 was $5.3 million, or 62.3% of sales, compared to $15.3 million, or 72.8% of sales, in the first two quarters of 2003. The decrease in gross profit dollars was primarily due to the decreased sales discussed previously. Gross profit as a percentage of sales, fluctuates based on the age and type of the specific equipment sold.

OPERATING EXPENSES

Selling, general and administrative expenses increased $5.4 million to $44.5 million in the first two quarters of 2004 from $39.1 million in the first two quarters of 2003. We estimate that approximately 90% of the increase was due to the acquisition of Safway. The remaining increase was due to the increase in net sales.

Facility closing and severance expense during the first two quarters of 2004 was $1.0 million compared to $0.7 million in first two quarters of 2003.

Amortization of intangibles was $0.6 million in the first two quarters of 2004, compared to $0.3 million in the first two quarters of 2003.

OTHER EXPENSES

Interest expense increased to $23.6 million in the first two quarters of 2004 from $17.1 million in the first two quarters of 2003. This was primarily due to the higher interest rate from the new senior second secured notes and higher average borrowings. The Company incurred a loss on the early extinguishment of long-term debt of $2.6 in the second quarter of 2003, due to the expensing of deferred financing costs related to the issuance of the $165.0 million senior second secured notes.

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes for the first two quarters of 2004 was $(18.6) million compared to a loss of $(8.3) million in the first two quarters of 2003, due to the factors described above.

BENEFIT FOR INCOME TAXES

In 2003, we carried back all available federal income tax loses and are now carrying such losses forward. Accordingly, in 2004, tax benefits from operating losses are offset by valuation allowances, resulting in no net tax benefit being recorded until realization is reasonably assured.

NET INCOME (LOSS)

Loss before income taxes for the first two quarters of 2004 was $(18.6) million compared to a loss of $(5.9) million in the first two quarters of 2003, due to the factors described above.

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

Net cash used in operating activities in the first six months of 2004 was $(30.1) million, compared to $(24.5) million in the first six months of 2003. This activity is comprised of the following:

                                               2004          2003
                                             -------       -------
                                                  (in millions)
Net loss                                     $ (18.5)      $  (5.9)
Non-cash adjustments                            12.4          (0.5)
                                             -------       -------
Net loss after non-cash adjustments             (6.1)         (6.4)
Changes in assets and liabilities              (24.0)        (18.1)
                                             -------       -------
Net cash used in operating activities        $ (30.1)      $ (24.5)
                                             =======       =======

Net loss after non-cash adjustments was $(6.1) million for the first six months of 2004, compared to the net loss of $(6.4) million in the first six months of 2003.

Changes in assets and liabilities resulted in a $(24.0) million use of cash in the first six months of 2004, as compared to $(18.1) million use of cash in the first six months of 2003. This was partially due to the increase in accounts receivable, which was a $(12.1) million use of cash in the first six months of 2004 as compared to a $(9.4) million use of cash in the first six months of 2003. This increase was primarily due to the higher second quarter net sales in 2004. An increase in inventory resulted in a $(11.9) million use of cash in the first six months of 2004 as compared to a $(4.4) million use of cash in the first six months of 2003. The 2004 growth in inventories was due to steel price increases, and to a lesser extent, an increase in sales volume. Cash used for prepaid expense and other assets was a $(4.4) million use of cash in the first six months of 2004, compared to a $0.6 million source of cash in the first six months of 2003. This use of cash in 2004 was primarily due to prepayments for steel raw material. These uses of cash were partially offset by a lower use of cash from accrued liabilities, which was a $(2.2) million use of cash in the first six months of 2004 as compared to a $(10.0) million use of cash in the first six months of 2003. This decrease was due to higher 2003 payments for facility closing and severance accruals, a retirement plan contribution in 2003 that was suspended in 2004, and an increase in accrued liabilities, such as freight, due to increased sales volume.

Net cash used in investing activities was $(2.1) million in the first six months of 2004, compared to net cash provided by investing activities of $0.5 million in the first six months of 2003. Rental equipment additions decreased to $8.1 million in the first six months of 2004 from $16.8 million in the first six months of 2003, which is due to the lower sales of rental equipment. Proceeds from sales of rental equipment decreased to $8.5 million in the first six months of 2004 from $21.0 million in the first six months of 2003. The decrease is due to two large transactions in the first half of 2003 that did not recur in the first half of 2004.

As of July 2, 2004, our long-term debt consisted of the following:

                                                                                       July 2, 2004
                                                                                       ------------
Revolving credit facility, weighted average interest rate of 3.82%                      $  57,950
Senior Second Secured Notes, interest rate of 10.75%                                      165,000
Debt discount on Senior Second Secured Notes                                               (6,871)
Senior Subordinated Notes, interest rate of 13.0%                                         154,729
Debt discount on Senior Subordinated Notes                                                 (7,975)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to
     14.5%                                                                                  8,382
Debentures previously held by Dayton Superior Capital Trust, interest rate of
     9.1%, due on demand                                                                    1,102
Capital lease obligations                                                                   4,245
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                       32
                                                                                        ---------
Total long-term debt                                                                      376,594
Less current maturities                                                                    (2,539)
                                                                                        ---------
Long-term portion                                                                       $ 374,055
                                                                                        =========

On January 30, 2004, we established an $80.0 million senior secured revolving credit facility, which was used to refinance our previous $50.0 million revolving credit facility. On July 2, 2004, the Company increased the senior secured revolving credit facility to $95.0 million. The new credit facility has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. As of July 2, 2004, all $95.0 million was available under the facility. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

At July 2, 2004, $58.0 million of borrowings were outstanding, along with $11.1 million of letters of credit, with the remaining $25.9 million available for borrowing.

Our long-term debt borrowings, net of repayments for the quarters ended July 2, 2004, was $32.7 million. We incurred $2.3 million of financing costs primarily related to the refinancing of the line of credit in January of 2004.

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

At July 2, 2004, working capital was $94.7 million, compared to $71.6 million at December 31, 2003. The $23.1 million increase was comprised of the following:

      - $12.1 million increase in accounts receivable due to the normal seasonal increase in net sales from December to June,

      - $11.9 million increase in inventories due to the anticipated seasonal higher sales in the third quarter and to higher raw material costs,

      - $3.7 million increase in prepaid expenses due to prepayments of steel raw materials,

      - $2.8 million decrease in accrued compensation and other liabilities due to annual customer and employee incentive payments and a contractual deferred compensation payment; partially offset by,

      -     $6.6 million increase in accounts payable due to higher inventories;
            and

      -     $0.8 million of changes in other items.

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

On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.9 million, including acquisition costs of $1.1 million. The initial purchase price was comprised of $13.0 million in cash and a $12.0 million, non-interest bearing (other than in the case of default) senior unsecured note, with a present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The book value of the note at July 2, 2004 was $6.9 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the payment made in December to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, with an initial net present value of $1.6 million, which is being accreted to its face value of $2.0 million using the effective interest method with an interest rate of 6%, and is reflected as interest expense. The net book value of the note at July 2, 2004 was $1.5 million. Minimum payments on the note are $99,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in
2008. Payments may be accelerated if certain revenue targets are met.

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

As of July 2, 2004, all of the capital stock of our subsidiaries Dur-O-Wal, Inc., Southern Construction Products, Inc., and 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. The capital stock of our subsidiaries Dayton Superior Specialty Chemical Corp., Symons Corporation, Aztec Concrete Accessories, Inc. and Trevecca Holdings Inc. did not constitute collateral for the notes, since the Applicable Value of the capital stock equaled or exceeded the Collateral Threshold. This is a change from the first quarter of 2004 as the capital stock of our subsidiaries, Dayton Superior Specialty Chemical Corp., Aztec Concrete Accessories, Inc. and Trevecca Holdings Inc., did constitute collateral for the notes as of April 2, 2004.

We have based our determination of which subsidiary's capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of our subsidiaries as of July 2, 2004. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the par value of each subsidiary's capital stock is nominal and therefore has not impacted our calculation of Applicable Value.

Set forth in the table below is the Applicable Value of each subsidiary's capital stock as of July 2, 2004:

             Subsidiary                                                           Applicable Value
----------------------------------------                                          ----------------
Symons Corporation                                                                    $ 64,439
Aztec Concrete Accessories, Inc.                                                        35,255
Dur-O-Wal, Inc.                                                                         15,076
Trevecca Holdings, Inc. (1)                                                             35,255
Dayton Superior Specialty Chemical Corp.                                                33,538
Southern Construction Products, Inc. (2)                                                     -
Dayton Superior Canada Ltd.                                                              9,730

(1) Trevecca Holdings, Inc. is a holding company, the sole asset of which has remained the capital stock of Aztec Concrete Accessories, Inc. since we acquired Trevecca Holdings and Aztec Concrete Accessories in January 2001.

(2) Southern Construction Products, Inc. is currently an inactive corporation with no assets.

In respect of Symons Corporation, and Dayton Superior Specialty Chemical Corp. the Applicable Value of their common stock was based upon book value. Book value of a subsidiary's capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary's capital stock plus any income earned and less any losses and any transfers of assets.

In respect of Aztec Concrete Accessories, Inc., Dur-O-Wal, Inc., Dayton Superior Canada Ltd, and Trevecca Holdings, Inc., the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries' capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, of each subsidiary for the twelve months ended July 2, 2004, adjusted in each case to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders' Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above is a reasonable and appropriate means for determining fair value of our subsidiaries' capital stock.

Set forth below is the adjusted EBITDA of each of our subsidiaries other than Southern Construction Products, Inc. (which has no adjusted EBITDA) for the twelve months ended July 2, 2004, together with a reconciliation to the net income (loss) of each of these subsidiaries:

                                                                                   Trevecca      Dayton Superior      Dayton
                                    Symons      Aztec Concrete     Dur-O-Wal,      Holdings,        Specialty        Superior
                                 Corporation   Accessories, Inc.      Inc.         Inc. (1)      Chemical Corp.    Canada Ltd.
                                 -----------   -----------------   ----------      --------      --------------    -----------
Net Income                         $(11,335)        $  4,666        $  1,878        $  4,666        $  1,658        $  1,395
Provision for Income Taxes           (1,462)           1,098             222           1,098             352             162
Other (Income) Expense                  352                2               -               2             220             152
Interest Expense                        414                -               -               -               -               -
Income from Operations              (12,031)           5,766           2,100           5,766           2,230           1,709
Facility Closing and
  Severance Expenses                    527                -               -               -              96               -
Depreciation Expense                 20,965              644             641             644             628              60
Amortization of Intangibles           1,030                -               -               -               -               -
                                   --------         --------        --------        --------        --------        --------
Adjusted valuation EBITDA            10,491            6,410           2,741           6,410           2,954           1,769
Multiple                                5.5              5.5             5.5             5.5             5.5             5.5
                                   --------         --------        --------        --------        --------        --------
Estimated Fair Value               $ 57,701         $ 35,255        $ 15,076        $ 35,255        $ 16,247        $  9,730
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

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary's capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary's capital stock that was previously included in collateral to become excluded. The following table reflects the amounts by which the Applicable Value of each subsidiary's capital stock as of July 2, 2004 and the adjusted EBITDA of each subsidiary for the twelve months ended July 2, 2004, in the case of Dur-O-Wal, Inc. and Dayton Superior Canada Ltd., would have to increase in order for that subsidiary's capital stock to no longer constitute collateral or, in the case of Dayton Superior Specialty Chemical Corp., Symons Corporation, Aztec Concrete Accessories, Inc. and Trevecca Holdings Inc., would have to decrease in order for their capital stock to become collateral:

                                          Change in Applicable    Change in Adjusted
               Subsidiary                         Value                 EBITDA
----------------------------------------  --------------------    ------------------
Symons Corporation                              $(31,439)              $ (4,491)
Aztec Concrete Accessories, Inc.                  (2,254)                  (410)
Dur-O-Wal, Inc.                                   17,924                  3,259
Trevecca Holdings, Inc. (1)                       (2,254)                  (410)
Dayton Superior Specialty Chemical Corp.            (538)                     -
Southern Construction Products, Inc.                   -                      -
Dayton Superior Canada Ltd.                       23,269                  4,231

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material), availability of steel, and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found under "Risks Related to Our Business" in Part I of our most recent Annual Report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 2, 2004, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:

    - $95.0 million revolving credit facility, $58.0 million of which was outstanding at July 2, 2004;

    - $165.0 million of Senior Second Secured Notes, with a net book value of $158.2 million;

    - $154.7 million of Senior Subordinated Notes, with a net book value of $146.8 million;

    -     $8.4 million of notes payable to the seller of Safway;

    -     $4.2 million in capital lease obligations;

    -     $1.1 million in other fixed-rate, long-term debt.

      Our $95.0 million senior secured revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At July 2, 2004, the Company had outstanding letters of credit of $11.1 million and available borrowings of $25.9 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

      Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156.9 million and were used to repay the Company's acquisition credit facility, certain of the Company's then current debt, and a portion of the revolving credit facility. The estimated fair value of the notes is $167.5 million as of July 2, 2004. The senior second secured notes are secured by substantially all assets of the Company and its domestic subsidiaries.

      Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $134.6 million as of July 2, 2004.

      Our $12.0 million non-interest bearing note to the seller of Safway is being accreted to the face value at 14.5% using the effective interest method. Annual payments of $1.0 million are due on September 30 of each year from 2004 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. The book value of the note at July 2, 2004 was $6.9 million.

      Our $2.0 million non-interest bearing note payable to the seller of Safway is being accreted to the face value at 6.0% using the effective interest method. Minimum payments on the note are $99,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be
accelerated if certain revenue targets are met. The book value of the note at July 2, 2004 was $1.5 million.

      Our other long-term debt at July 2, 2004 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.9 million, and a 7% loan due in annual installments of $31,500 per year.

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

                          PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 19, and May 31, 2004, the Company sold 31,044 common shares to Company employees for an aggregate purchase price of $31,044 ($1.96 per share) in conjunction with the exercise of stock options. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibits following the signature page to this report for a list of Exhibits.

(b) Reports on Form 8-K. During the quarter ended July 2, 2004, we filed the following Current Reports on Form 8-K:

      Current Report on Form 8-K dated May 18, 2004 reporting under Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements and Exhibits) that the Company had issued a press release announcing its summary financial results for the first quarter of 2004. *

----------------
*Information in a Current Report on Form 8-K that is furnished pursuant to Item
 9 or Item 12 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth in such filing by specific reference to such Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DAYTON SUPERIOR CORPORATION

DATE: August 16, 2004             BY: /s/ Edward J. Puisis
                                      ------------------------------------------
                                      Edward J. Puisis
                                      Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
(10)              Material Contracts

                  10.1   First Amendment to Incentive Stock Option Agreement

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