Form 10-Q
period 2004-10-01
DAYTON SUPERIOR CORP
filed 2004-11-12
CIK 854709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED                        COMMISSION FILE NUMBER
       OCTOBER 1, 2004                                  1-11781

                           DAYTON SUPERIOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                     31-0676346
-----------------------------------------       --------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       Incorporation or organization)                 Identification No.)

7777 Washington Village Dr., Suite 130
       Dayton, Ohio                                          45459
---------------------------------------         --------------------------------
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

4,585,871 Common Shares were outstanding as of November 11, 2004

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  Dayton Superior Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                   As of October 1, 2004 and December 31, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                                              October 1,       December 31,
                                                                                2004               2003
                                                                             ------------      ------------
                                              ASSETS
Current assets:
   Cash                                                                      $          -      $      1,995
   Accounts receivable, net of allowances for doubtful accounts and
      sales returns and allowances of $4,605 and $4,939                            77,681            64,849
   Inventories                                                                     63,416            49,437
   Prepaid expenses and other current assets                                       10,373             4,610
   Prepaid income taxes                                                             1,453               956
   Deferred income taxes                                                            5,176             5,368
                                                                             ------------      ------------
        Total current assets                                                      158,099           127,215
                                                                             ------------      ------------
Rental equipment, net of accumulated depreciation of $36,503 and $27,794           76,454            78,042
                                                                             ------------      ------------
Property, plant and equipment                                                     117,468           113,366
   Less accumulated depreciation                                                  (57,518)          (51,128)
                                                                             ------------      ------------
        Net property, plant and equipment                                          59,949            62,238
                                                                             ------------      ------------
Goodwill                                                                          110,618           110,308
Intangible assets, net of accumulated amortization                                  7,935            10,532
Deferred income taxes                                                                 295                 -
Other assets                                                                        4,873             5,049
                                                                             ------------      ------------
                  Total assets                                               $    418,223      $    393,384
                                                                             ------------      ------------
                               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term debt                                      $      2,527      $      3,067
   Accounts payable                                                                23,550            20,526
   Accrued compensation and benefits                                               16,920            19,704
   Other accrued liabilities                                                       14,853            12,324
                                                                             ------------      ------------
        Total current liabilities                                                  57,850            55,621

Long-term debt, net of current portion                                            381,813           338,823
Other long-term liabilities                                                         6,203             6,207
                                                                             ------------      ------------
        Total liabilities                                                         445,866           400,651
                                                                             ------------      ------------
Shareholders' deficit:
   Common shares                                                                  116,024           115,951
   Loans to shareholders                                                           (2,757)           (2,729)
   Treasury shares, at cost, 36,747 shares in 2004 and 2003                        (1,184)           (1,184)
   Cumulative other comprehensive loss                                             (1,238)           (1,209)
   Accumulated deficit                                                           (138,488)         (118,096)
                                                                             ------------      ------------
        Total shareholders' deficit                                               (27,643)           (7,267)
                                                                             ------------      ------------
        Total liabilities and shareholders' deficit                          $    418,223      $    393,384
                                                                             ============      ============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Operations
         For The Three and Nine Fiscal Months Ended October 1, 2004 and
                               September 26, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                          Three Fiscal Months Ended           Nine Fiscal Months Ended
                                                       ------------------------------      ------------------------------
                                                        October 1,      September 26,       October 1,      September 26,
                                                           2004             2003              2004             2003
                                                       ------------     -------------      ------------     -------------
Product sales                                          $     96,640      $     85,695      $    273,101      $    229,247
Rental revenue                                               11,449            10,391            30,792            24,021
Used rental equipment sales                                   6,459             5,202            14,978            26,190
                                                       ------------      ------------      ------------      ------------
   Net sales                                                114,548           101,288           318,871           279,458
                                                       ------------      ------------      ------------      ------------
Product cost of sales                                        71,266            67,854           204,948           177,417
Rental cost of sales                                          8,480             7,717            23,852            19,153
Used rental equipment cost of sales                           2,743             2,079             5,956             7,797
                                                       ------------      ------------      ------------      ------------
   Cost of sales                                             82,489            77,650           234,756           204,367
                                                       ------------      ------------      ------------      ------------
Product gross profit                                         25,374            17,841            68,153            51,830
Rental gross profit                                           2,969             2,674             6,940             4,868
Used rental equipment gross profit                            3,716             3,123             9,022            18,393
                                                       ------------      ------------      ------------      ------------
   Gross profit                                              32,059            23,638            84,115            75,091
Selling, general and administrative expenses                 21,757            21,980            66,294            61,036
Facility closing and severance expenses                         429               499             1,393             1,243
Loss (gain) on disposals of property, plant, and
   equipment                                                   (464)               72              (386)              138
Amortization of intangibles                                     302               184               857               443
                                                       ------------      ------------      ------------      ------------
   Income from operations                                    10,035               903            15,957            12,231

Other expenses
   Interest expense                                          11,923            11,199            35,507            28,272
   Loss on early extinguishment of long-term debt
                                                                 -                 -                842             2,480
   Other expense (income)                                       (45)              (42)                -                29
                                                       ------------      ------------      ------------      ------------
   Loss before benefit for income taxes                      (1,843)          (10,254)          (20,392)          (18,550)

Benefit for income taxes                                          -            (3,861)                -            (6,307)
                                                       ------------      ------------      ------------      ------------
  Net loss                                             $     (1,843)     $     (6,393)     $    (20,392)     $    (12,243)
                                                       ============      ============      ============      ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For The Nine Fiscal Months Ended October 1, 2004 and September 26, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                      Nine Fiscal Months Ended
                                                                                   ------------------------------
                                                                                    October 1,      September 26,
                                                                                      2004              2003
                                                                                   ------------     -------------
Cash Flows From Operating Activities:
   Net loss                                                                        $    (20,392)     $    (12,243)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                       20,369            18,110
      Amortization of intangibles                                                           857               443
      Loss on early extinguishment of long-term debt                                        842             2,480
      Deferred income taxes                                                                (103)             (801)
      Amortization of deferred financing costs and debt discount                          3,914             2,229
      Gain on sales of rental equipment                                                  (9,022)          (18,393)
      (Gain) loss on sales of property, plant and equipment                                (386)              138
   Changes in assets and liabilities, net of effects of acquisition:

      Accounts receivable                                                               (12,832)          (10,817)
      Inventories                                                                       (13,979)           (2,802)
      Accounts payable                                                                    3,024            (1,494)
      Accrued liabilities and other long-term liabilities                                  (259)           (3,645)
      Prepaid expenses and other assets                                                  (5,913)           (1,268)
                                                                                   ------------     -------------
             Net cash used in operating activities                                      (33,880)          (28,063)
                                                                                   ------------     -------------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                               (3,819)           (5,932)
   Proceeds from sales of property, plant and equipment                                     689                82
   Rental equipment additions                                                           (16,671)          (21,501)
   Proceeds from sales of rental equipment                                               14,978            26,190
   Acquisition                                                                             (245)          (13,535)
                                                                                   ------------     -------------
             Net cash used in investing activities                                       (5,068)          (14,696)
                                                                                   ------------     -------------
Cash Flows From Financing Activities:
   Repayments of long-term debt                                                          (2,185)         (176,563)
   Issuance of long-term debt                                                            41,675           206,195
   Financing costs incurred                                                              (2,553)           (1,278)
   Changes in loans to shareholders                                                         (28)              154
   Issuance of common shares                                                                 73            13,049
                                                                                   ------------     -------------
             Net cash provided by financing activities                                   36,982            41,557
                                                                                   ------------     -------------
Effect of Exchange Rate Changes on Cash                                                     (29)              466
                                                                                   ------------     -------------
             Net decrease in cash                                                        (1,995)             (736)
Cash, beginning of period                                                                 1,995             2,404
                                                                                   ------------     -------------
                                                                                   $          -      $      1,668
                                                                                   ============      ============
Cash, end of period
Supplemental Disclosures:
   Cash paid (refunded) for income taxes                                           $        573      $     (3,531)
   Cash paid for interest                                                                30,578            21,596
   Purchases of equipment on capital leases                                                 389             2,958
   Issuance of note with in conjunction with acquisition                                      -             6,965

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  Dayton Superior Corporation and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
         For The Three and Nine Fiscal Months Ended October 1, 2004 and
                               September 26, 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                   Three Fiscal Months Ended        Nine Fiscal Months Ended
                                                  ----------------------------    ----------------------------
                                                  October 1,     September 26,     October 1,    September 26,
                                                     2004            2003            2004            2003
                                                  ----------     -------------    ------------   -------------
Net loss                                          $   (1,843)     $   (6,393)     $  (20,392)     $  (12,243)
Other comprehensive income (loss):
     Foreign currency translation adjustment             201             (25)            (29)            466
                                                  ----------      ----------      ----------      ------------
Comprehensive loss                                $   (1,642)     $   (6,418)     $  (20,421)     $  (11,777)
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

(2)   ACQUISITION

      On July 29, 2003 we acquired substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20,878, after purchase price adjustments and including acquisition costs of $1,090. The initial purchase price of $19,965 was comprised of $13,000 in cash and a $12,000 non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $6,965 payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The note has a net book value of $6,115 as of October 1, 2004. For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13,000 of cash was funded through the issuance of common shares to the Company's majority shareholder. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417 reduction in the payment made in December to $333. A subsequent purchase price adjustment of $240 was paid in March 2004. The September 30, 2004 installment of $1,000 was paid and annual payments of $1,000 are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6,000 due on December 31, 2008.

      The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, which is being accreted to its face value using the effective interest method with an interest rate of 6% and is reflected as interest expense. The net present value of the note at October 1, 2004 was $1,487. Minimum payments are $50 for the remainder of 2004, $282 in 2005, $398 in 2006, $563 in
      2007, and $464 in 2008. Payments may be accelerated if certain revenue targets are met.

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

Rental equipment                                           $  15,837
Property, plant and equipment                                    798
Goodwill                                                       2,844
Intangible assets                                              2,970
Accrued liabilities                                           (1,571)
                                                           ---------
Purchase price, including acquisition costs of $1,090      $  20,878
                                                           =========

      Components of the purchase price are as follows:

Cash paid at closing                                       $  13,000
Acquisition costs                                              1,085
Initial purchase price adjustment                               (417)
                                                           ---------
2003 Cash portion of acquisition                              13,668
Present value of seller note                                   6,965
2004 purchase price adjustment                                   240
Acquisition costs                                                  5
                                                           ---------
Total purchase price                                       $  20,878
                                                           =========

      The following pro forma information sets forth the consolidated results of operations for the three and nine fiscal months ended October 1, 2003 as though the acquisition had been completed at the beginning of the period presented:

                                                               Pro Forma                    Pro Forma
                                                          Three fiscal months           Nine fiscal months
                                                                 ended                        ended
                                                          September 26, 2003            September 26, 2003
                                                          -------------------           ------------------
Net sales                                                     $  102,650                   $   292,054
Loss before benefit for income taxes                          $  (11,095)                  $   (21,559)

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

            Following is a summary of the components of inventories as of October 1, 2004 and December 31, 2003:

                                                 October 1, 2004            December 31, 2003
                                                 ---------------            -----------------
Raw materials                                       $  18,894                   $   9,588
Work in progress                                        4,289                       2,742
Finished goods                                         40,233                      37,107
                                                    ---------                   ---------
  Total Inventory                                   $  63,416                   $  49,437
                                                    =========                   =========

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

                                                  Three fiscal months ended       Nine fiscal months ended
                                                  ---------------------------     ---------------------------
                                                  October 1,     September 26,    October 1,    September 26,
                                                     2004            2003            2004           2003
                                                  ----------     ------------     ----------    -------------
Net income (loss)   As Reported                   $   (1,843)     $   (6,393)     $  (20,392)     $  (12,243)
                    Deduct: Total stock-based
                    employee compensation
                    expense determined under
                    fair value-based method for
                    all awards, net of related
                    tax effect                           (61)            (62)           (186)           (193)
                                                  ----------     -----------      ----------      ----------
                    Pro Forma                     $   (1,904)     $   (6,455)     $  (20,578)     $  (12,436)
                                                  ==========     ===========      ==========      ==========

      (e) Reclassifications -- Certain reclassifications have been made to the 2003 amounts to conform to their 2004 classifications.

(4)   CREDIT ARRANGEMENTS

Following is a summary of the Company's long-term debt as of October 1, 2004 and December 31, 2003:

                                                                           October 1,     December 31,
                                                                              2004            2003
                                                                           ----------     ------------
Revolving credit facility, weighted average interest rate of 4.35%         $   66,050      $   24,375
Senior Second Secured Notes, interest rate of 10.75%                          165,000         165,000
Debt discount on Senior Second Secured Notes                                   (6,526)         (7,454)
Senior Subordinated Notes, interest rate of 13.0%                             154,729         154,729
Debt discount on Senior Subordinated Notes                                     (7,688)         (8,514)
Notes payable to seller of Safway, non-interest bearing, accreted at
   6.0% to 14.5%                                                                7,602           7,999
Debentures previously held by Dayton Superior Capital Trust, interest
   rate of 9.1%, due on demand                                                  1,102           1,110
Capital lease obligations                                                       4,047           4,590
City of Parsons, Kansas Economic Development Loan, interest rate of
   7.0%                                                                            24              55
                                                                           ----------     -----------
Total long-term debt                                                          384,340         341,890
Less current maturities                                                        (2,527)         (3,067)
                                                                           ----------     -----------
Long-term portion                                                          $  381,813      $  338,823
                                                                           ==========     ===========

As of October 1, 2004, the senior second secured notes (the "Senior Notes") have a principal amount of $165,000 and mature in June 2008. The Notes were issued in June 2003 at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company's acquisition credit facility, certain of the Company's then current debt, and a portion of the revolving credit facility. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550 in the second quarter of 2003, due to the expensing of deferred financing costs. The estimated fair value of the notes is $176.6 million as of October 1, 2004. The senior second secured notes are secured by substantially all assets of the Company and its domestic subsidiaries.

As of October 1, 2004, the Senior Subordinated Notes (the "Notes") have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased using the revolving credit facility for $14,311, resulting in a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company's Common Shares for $0.01 per share. The estimated fair value of the notes is $151.6 million as of October 1, 2004.

The Company has a $95,000 senior secured revolving credit facility that matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At October 1, 2004, all $95,000 was available under the calculation and the Company had outstanding letters of credit of $7,265 and available borrowings of $21,685. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

                                           Three fiscal months ended    Nine fiscal months ended
                                           -------------------------   -------------------------
                                            October 1,  September 26,  October 1,  September 26,
                                               2004         2003         2004         2003
                                             --------     --------     --------     --------
Revolving Credit Facility:
    Average borrowings                       $ 63,198     $ 18,508     $ 51,763     $ 22,787
    Maximum borrowing                          71,900       25,875       71,900       35,225
    Weighted average interest rate                4.4%         5.9%         4.4%         5.5%

The Company's wholly owned domestic subsidiaries (Aztec Concrete Accessories, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; Symons Corporation; Dur-O-Wal, Inc.; and Southern Construction Products, Inc.) have guaranteed the Notes and the Senior Notes on a full, unconditional and joint and several basis. Pursuant to Regulation S-X, Rule 3-10(f), separate financial statements have not been presented for the guarantor subsidiaries. The wholly owned foreign subsidiary of the Company is not a guarantor of the Notes or the Senior Notes and does not have any credit arrangements senior to the Notes or the Senior Notes. The following supplemental consolidating condensed balance sheets as of October 1, 2004 and December 31, 2003 and the supplemental consolidating condensed statements of operations for the three and nine fiscal months ended October 1, 2004 and September 26, 2003 and cash flows for the nine fiscal months ended October 1, 2004 and September 26, 2003 depict in separate columns, the parent company, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. This financial information may not necessarily be indicative of the result of operations or financial position of the subsidiaries had they been operated as independent entities.

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                              As of October 1, 2004

                                                          Dayton
                                                         Superior      Guarantor     Non-Guarantor
                                                        Corporation   Subsidiaries   Subsidiaries      Eliminations    Consolidated
                                                        -----------   ------------   ------------      ------------    ------------
ASSETS
Cash                                                    $     (2,398) $      1,175   $       1,223     $         -      $         -
Accounts receivable, net                                      47,192        27,579           2,910               -           77,681
Inventories                                                   33,519        28,922             975               -           63,416
Intercompany                                                  64,136       (63,699)           (437)              -                -
Other current assets                                          14,052         2,893              57               -           17,002
                                                        ------------  ------------   -------------     -----------      -----------
    TOTAL CURRENT ASSETS                                     156,501        (3,130)          4,728               -          158,099
Rental equipment, net                                          3,983        72,197             274               -           76,454
Property, plant and equipment, net                            24,156        35,607             186               -           59,949
Investment in subsidiaries                                   123,041             -               -        (123,041)               -
Other assets                                                  50,816        72,892              13               -          123,721
                                                        ------------  ------------   -------------     -----------      -----------
    TOTAL ASSETS                                        $    358,497  $    177,566   $       5,201     $  (123,041)     $   418,223
                                                        ============  ============   =============     ===========      ===========
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current maturities of long-term debt                    $      2,285  $        242   $           -     $         -      $     2,527
Accounts payable                                              10,863        12,384             303               -           23,550
Accrued liabilities                                           25,778         5,314             681               -           31,773
                                                        ------------  ------------   -------------     -----------      -----------
    TOTAL CURRENT LIABILITIES                                 38,926        17,940             984               -           57,850
Long-term debt, net                                          380,121         1,692               -               -          381,813
Other long-term liabilities                                   (8,783)       14,986               -               -            6,203
Total shareholders' equity (deficit)                         (51,767)      142,948           4,217        (123,041)         (27,643)
                                                        ------------  ------------   -------------     -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  (DEFICIT)   $    358,497  $    177,566   $       5,201     $  (123,041)     $   418,223
                                                        ============  ============   =============     ===========      ===========

                  Dayton Superior Corporation and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheet
                             As of December 31, 2003

                                                           Dayton                        Non
                                                          Superior     Guarantor      Guarantor
                                                        Corporation   Subsidiaries   Subsidiaries      Eliminations     Consolidated
                                                        -----------   ------------   ------------      ------------     ------------
ASSETS
Cash                                                    $       860   $    (1,240)   $      2,375        $       -       $   1,995
Accounts receivable, net                                     37,123        26,500           1,226                -          64,849
Inventories                                                  27,016        21,776             645                -          49,437
Intercompany                                                 61,638       (61,549)            (89)               -               -
Other current assets                                         12,901        (1,432)           (535)               -          10,934
                                                        -----------   -----------    ------------      -----------      ----------
    TOTAL CURRENT ASSETS                                    139,538       (15,945)          3,622                -         127,215
Rental equipment, net                                         3,609        74,342              91                -          78,042
Property, plant and equipment, net                           24,919        37,135             184                -          62,238
Investment in subsidiaries                                  123,041             -               -         (123,041)              -
Other assets                                                 50,628        75,261               -                          125,889
                                                        -----------   -----------    ------------      -----------      ----------
    TOTAL ASSETS                                        $   341,735   $   170,793    $      3,897        $(123,041)      $ 393,384
                                                        ===========   ===========    ============        =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt                    $     2,132   $       935           $   -        $       -       $   3,067
Accounts payable                                             10,722         9,537             267                -          20,526
Accrued liabilities                                          20,793        11,019             216                -          32,028
                                                        -----------   -----------    ------------      -----------      ----------
    TOTAL CURRENT LIABILITIES                                33,647        21,491             483                -          55,621
Long-term debt, net                                         337,413         1,410               -                -         338,823
Other long-term liabilities                                  (4,341)       10,525              23                -           6,207
Total shareholders' equity (deficit)                        (24,984)      137,367           3,391         (123,041)         (7,267)
                                                        -----------   -----------    ------------      -----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    $   341,735   $   170,793    $      3,897        $(123,041)      $ 393,384
                                                        ===========   ===========    ============        =========       =========

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Three Fiscal Months Ended October 1, 2004

                                                          Dayton
                                                         Superior      Guarantor     Non-Guarantor
                                                        Corporation   Subsidiaries    Subsidiaries        Consolidated
                                                        -----------   ------------    ------------        ------------
Net sales                                               $    43,236   $    67,081    $      4,231        $     114,548
Cost of sales                                                30,268        49,977           2,244               82,489
                                                        -----------   -----------    ------------        -------------
   Gross profit                                              12,968        17,104           1,987               32,059
Selling, general and administrative expenses                  8,023        13,202             532               21,757
Facility closing and severance expenses                         105           324               -                  429
Management fees                                                 (93)            -              93                    -
Amortization of intangibles                                      30           272               -                  302
Loss (gain) on disposals on property, plant, and
      equipment                                                   -          (464)              -                 (464)
                                                        -----------   -----------    ------------        -------------
   Income from operations                                     4,903         3,770           1,362               10,035
Other expenses
   Interest expense                                          11,896            27               -               11,923
   Loss on early extinguishment of long-term debt                 -             -               -                    -
   Other expense (income)                                         1           (32)            (14)                 (45)
                                                        -----------   -----------    ------------        -------------
   Income (loss) before provision (benefit) for
      income taxes                                           (6,994)        3,775           1,376               (1,843)
Provision (benefit) for income taxes                              -             -               -                    -
                                                        -----------   -----------    ------------        -------------
Net income (loss) available to common shareholders      $    (6,994)  $     3,775    $      1,376        $      (1,843)
                                                        ===========   ===========    ============        =============

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                  Three Fiscal Months Ended September 26, 2003

                                                           Dayton                       Non
                                                          Superior      Guarantor     Guarantor
                                                        Corporation   Subsidiaries   Subsidiaries         Consolidated
                                                        -----------   ------------   ------------         ------------
Net sales                                               $    43,054   $    55,963    $     2,271          $    101,288
Cost of sales                                                28,011        47,737          1,902                77,650
                                                        -----------   -----------    -----------          ------------
   Gross profit                                              15,043         8,226            369                23,638
Selling, general and administrative
   expenses                                                   9,993        11,468            519                21,980
Facility closing and severance expenses                         312           187              -                   499

Amortization of intangibles                                      73           111              -                   184

Management fees                                                 (96)            -             96                     -
Loss (gain) on disposals on property, plant, and
    equipment                                                    72             -              -                    72
                                                        -----------   -----------    -----------          ------------
   Income from operations                                     4,689        (3,540)          (246)                  903
Other expenses

   Interest expense                                          11,034           165              -                11,199
   Loss on early extinguishment of long-term debt                 -             -              -                     -
   Other expense                                                  7            11            (60)                  (42)
                                                        -----------   -----------    -----------          ------------
   Loss before benefit for income taxes                      (6,352)       (3,716)          (186)              (10,254)
Benefit for income taxes                                     (3,260)         (570)           (31)               (3,861)
                                                        -----------   -----------    -----------          ------------
Net loss available to common shareholders               $    (3,092)  $    (3,146)   $      (155)         $     (6,393)
                                                        ===========   ===========    ===========          ============

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                    Nine Fiscal Months Ended October 1, 2004

                                                          Dayton
                                                          Superior     Guarantor     Non-Guarantor
                                                        Corporation   Subsidiaries   Subsidiaries         Consolidated
                                                        -----------   ------------   ------------         ------------
Net sales                                               $   129,392   $   180,006    $     9,473         $    318,871
Cost of sales                                                91,606       137,947          5,203              234,756
                                                        -----------   -----------    -----------         ------------
   Gross profit                                              37,786        42,059          4,270               84,115
Selling, general and administrative
   expenses                                                  24,355        40,462          1,477               66,294
Facility closing and severance expenses                         678           715              -                1,393
Management fees                                                (281)            -            281                    -
Amortization of intangibles                                      93           764              -                  857
Loss (gain) on disposals on property, plant, and
      equipment                                                   -          (386)             -                 (386)
                                                        -----------   -----------    -----------         ------------
   Income from operations                                    12,941           504          2,512               15,957
Other expenses

   Interest expense                                          35,329           178              -               35,507
   Loss on early extinguishment of long-term debt               842             -              -                  842
   Other expense (income)                                       (20)           20              -                    -
                                                        -----------   -----------    -----------         ------------
   Income (loss) before provision (benefit) for
      income taxes                                          (23,210)          306          2,512              (20,392)
Provision (benefit) for income taxes                              -             -              -                    -
                                                        -----------   -----------    -----------         ------------
Net income (loss) available to common shareholders      $   (23,210)  $       306    $     2,512         $    (20,392)
                                                        ===========   ===========    ===========         ============

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Operations
                   Nine Fiscal Months Ended September 26, 2003

                                                          Dayton
                                                         Superior      Guarantor     Non-Guarantor
                                                        Corporation   Subsidiaries   Subsidiaries         Consolidated
                                                        -----------   ------------   ------------         ------------
Net sales                                               $   114,860   $   157,232    $     7,366          $    279,458
Cost of sales                                                86,710       112,447          5,210               204,367
                                                        -----------   -----------    -----------          ------------
   Gross profit                                              28,150        44,785          2,156                75,091
Selling, general and administrative
   expenses                                                  27,225        32,396          1,415                61,036
Facility closing and severance expenses                       1,014           229              -                 1,243
Management fees                                                (246)            -            246                     -
Amortization of intangibles                                     219           224              -                   443
Loss (gain) on disposals on property, plant, and
      equipment                                                  72            66              -                   138
                                                        -----------   -----------    -----------          ------------
   Income from operations                                      (134)       11,870            495                12,231
Other expenses

   Interest expense                                          28,047           225              -                28,272
   Loss on early extinguishment of long-term debt             2,480             -              -                 2,480
   Other expense (income)                                        61             -            (32)                   29
                                                        -----------   -----------    -----------          ------------
   Income (loss) before provision (benefit) for
      income taxes                                          (30,722)       11,645            527               (18,550)
Provision (benefit) for income taxes                        (10,445)        3,959            179                (6,307)
                                                        -----------   -----------    -----------          ------------
Net income (loss) available to common shareholders      $   (20,277)  $     7,686    $       348          $    (12,243)
                                                        ===========   ===========    ===========          ============

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                    Nine Fiscal Months Ended October 1, 2004

                                                               Dayton
                                                              Superior         Guarantor          Non-Guarantor
                                                            Corporation       Subsidiaries        Subsidiaries         Consolidated
                                                            -----------       ------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $  (23,211)       $       307         $     2,512          $    (20,392)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                            4,604             16,575                  47                21,226
        Loss on early extinguishment of long-term debt             842                  -                   -                   842
        Deferred income taxes                                     (103)                 -                   -                  (103)
        Amortization of deferred financing costs and
           debt discount                                         3,914                  -                   -                 3,914
        Gain on sales of rental equipment and property,
           plant and equipment                                    (295)            (8,972)               (141)               (9,408)
   Change in assets and liabilities, net of the effects
      of acquisitions                                          (22,071)            (3,819)             (4,069)              (29,959)
                                                            ----------        -----------         -----------          ------------
        Net cash provided by (used in) operating
           activities                                          (36,320)             4,091              (1,651)              (33,880)
                                                            ----------        -----------         -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment additions                      (2,056)            (1,733)                (30)               (3,819)
   Proceeds from sales of property, plant and equipment              -                689                   -                   689
   Rental equipment additions                                     (875)           (15,557)               (239)              (16,671)
   Proceeds from sales of rental equipment                       1,062             13,467                 449                14,978
   Acquisition                                                       -               (245)                  -                  (245)
                                                            ----------        -----------         -----------          ------------
        Net cash provided by (used in) investing
           activities                                           (1,869)            (3,379)                180                (5,068)
                                                            ----------        -----------         -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                 (1,738)              (447)                  -                (2,185)
   Issuance of long-term debt                                   41,675                  -                   -                41,675
   Financing costs incurred                                     (2,554)                 -                   -                (2,554)
   Issuance of common shares                                        73                  -                   -                    73
   Changes in loans to shareholders                                (27)                 -                   -                   (27)
   Intercompany                                                 (2,498)             2,150                 348                     -
                                                            ----------        -----------         -----------          ------------
        Net cash provided by  financing activities              34,931              1,703                 348                36,982
                                                            ----------        -----------         -----------          ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              -                  -                 (29)                  (29)
                                                            ----------        -----------         -----------          ------------

        Net increase (decrease) in cash                         (3,258)             2,415              (1,152)               (1,995)

CASH, beginning of period                                          860             (1,240)              2,375                 1,995
                                                            ----------        -----------         -----------          ------------

CASH, end of period                                         $   (2,398)       $     1,175         $     1,223          $          -
                                                            ==========        ===========         ===========          ============

                  Dayton Superior Corporation and Subsidiaries
          Supplemental Consolidating Condensed Statement of Cash Flows
                   Nine Fiscal Months Ended September 26, 2003

                                                              Dayton
                                                             Superior          Guarantor          Non-Guarantor
                                                            Corporation       Subsidiaries        Subsidiaries         Consolidated
                                                            -----------       ------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $  (20,277)       $     7,686         $        348         $    (12,243)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                            4,002             14,511                   40               18,553
        Loss on early extinguishment of long-term debt           2,480                  -                    -                2,480
        Deferred income taxes                                     (801)                 -                    -                 (801)
        Amortization of deferred financing costs and
           debt discount                                         2,229                  -                    -                2,229
        Gain on sales of rental equipment and
           property, plant and equipment                        (1,128)           (17,108)                 (19)             (18,255)
   Change in assets and liabilities, net of the
      effects of acquisitions                                  (15,756)            (3,494)                (776)             (20,026)
                                                            ----------        -----------         ------------         ------------
        Net cash provided by (used in) operating
           activities                                          (29,251)             1,595                 (407)             (28,063)
                                                            ----------        -----------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment additions                      (2,002)            (3,922)                  (8)              (5,932)
   Proceeds from sales of property, plant and
     equipment                                                       -                 82                    -                   82
   Rental equipment additions                                     (588)           (20,849)                 (64)             (21,501)
   Proceeds from sales of rental equipment                       1,444             24,714                   32               26,190
   Acquisition                                                       -            (13,535)                   -              (13,535)
                                                            ----------        -----------         ------------         ------------
        Net cash used in investing activities                   (1,146)           (13,510)                 (40)             (14,696)
                                                            ----------        -----------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                               (176,563)                 -                    -             (176,563)
   Issuance of long-term debt, net                             206,195                  -                    -              206,195
   Financing costs incurred                                     (1,278)                 -                    -               (1,278)
   Issuance of common shares                                    13,049                  -                    -               13,049
   Changes in loans to shareholders                                154                  -                    -                  154
   Intercompany                                                (11,635)            11,582                   53                    -
                                                            ----------        -----------         ------------         ------------
        Net cash provided by  financing activities              29,922             11,582                   53               41,557
                                                            ----------        -----------         ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              -                  -                  466                  466
                                                            ----------        -----------         ------------         ------------
        Net increase (decrease) in cash                           (475)              (333)                  72                 (736)

CASH, beginning of period                                        1,605               (687)               1,486                2,404
                                                            ----------        -----------         ------------         ------------
CASH, end of period                                         $    1,130        $    (1,020)        $      1,558         $      1,668
                                                            ==========        ===========         ============         ============

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

A summary of the status of the Company's stock option plans at October 1, 2004, as well as changes during the fiscal nine months then ended is presented in the table below:

                                                           Weighted Average
                                          Number of       Exercise Price Per
                                           Shares               Share
                                          ---------       ------------------
Outstanding at December 31, 2003          643,839            $      25.03
Granted                                    79,400                   25.85
Exercised                                 (31,044)                   1.96
Cancelled                                  (9,217)                  27.39
                                          -------
Outstanding at October 1, 2004            682,978            $      26.13
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

The following are the components of Net Periodic Benefit Cost for the nine months ended October 1, 2004 and September 26, 2003:

                                                                                                    Symons             Symons
                                                         Pension              Pension           Postretirement     Postretirement
                                                      Benefits 2004        Benefits 2003        Benefits 2004       Benefits 2003
                                                      -------------        -------------        -------------       -------------
Service cost                                            $      448          $      363            $      -           $      -
Interest cost                                                  447                 422                  27                 35
Expected return on plan assets                                (449)               (402)                  -                  -
Amortization of prior service cost                               4                   4                  18                 18
Amortization of net loss                                        57                  41                   -                  -
                                                        ----------          ----------            --------           --------
Net periodic benefit cost                               $      507          $      428            $     45           $     53
                                                        ==========          ==========            ========           ========

As of October 1, 2004, $794 of contributions has been made. The Company presently anticipates contributing an additional $204 to fund its pension plan in 2004 for a total of $998.

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

Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three and nine fiscal months ended October 1, 2004 and September 26, 2003 follows. The 2003 amounts have been reclassified to conform to the 2004 classification.

                                                       Three Fiscal Months Ended       Nine Fiscal Months Ended
                                                      ----------------------------   ----------------------------
                                                       October 1,    September 26,   October 1,     September 26,
                                                          2004           2003           2004           2003
                                                      -----------    -------------   ----------     -------------
 Product sales                                         $   96,640     $   85,695     $  273,101     $  229,247
 Rental revenue                                            11,449         10,391         30,792         24,021
 Used rental equipment sales                                6,459          5,202         14,978         26,190
                                                       ----------     ----------     ----------     ----------
   Net sales                                              114,548        101,288        318,871        279,458
                                                       ----------     ----------     ----------     ----------
 Product cost of sales                                     71,266         67,854        204,948        177,417
 Rental cost of sales                                       8,480          7,717         23,852         19,153
 Used rental equipment cost of sales                        2,743          2,079          5,956          7,797
                                                       ----------     ----------     ----------     ----------
   Cost of sales                                           82,489         77,650        234,756        204,367
                                                       ----------     ----------     ----------     ----------
 Product gross profit                                      25,374         17,841         68,153         51,830
 Rental gross profit                                        2,969          2,674          6,940          4,868
 Used rental equipment gross profit                         3,716          3,123          9,022         18,393
                                                       ----------     ----------     ----------     ----------
   Gross profit                                        $   32,059     $   23,638     $   84,115     $   75,091
                                                       ==========     ==========     ==========     ==========
Depreciation Expense:
Product sales (Property, plant, and equipment)         $    1,343     $    1,482     $    4,276     $    4,572
Rental Revenue (rental equipment)                           4,746          4,514         14,146         11,360
Corporate                                                     790            778          1,947          2,178
                                                       ----------     ----------     ----------     ----------
Total depreciation                                     $    6,879     $    6,774     $   20,369     $   18,110
                                                       ==========     ==========     ==========     ==========

(8) FACILITY CLOSING AND SEVERANCE EXPENSES

      During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------
Balance, January 1, 2003                   $     -      $    210    $        -  $        311  $    521
Facility closing and severance expenses          -           379             -             -       379
Items charged against reserve                    -          (175)            -          (311)     (486)
                                           -------      --------    ----------  ------------  --------
Balance, December 31, 2003                       -           414             -             -       414
Facility closing and severance expenses          -             -             -             -         -
Items charged against reserve                    -          (414)            -             -      (414)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $     -      $      -    $        -  $          -  $      -
                                           =======      ========    ==========  ============  ========

      During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------
Balance, January 1, 2003                   $ 2,412      $     84    $        -  $          -  $  2,496
Facility closing and severance expenses        202           (11)            -             -       191
Items charged against reserve               (2,414)          (73)            -             -    (2,487)
                                           -------      --------    ----------  ------------  --------
Balance, December 31, 2003                     200             -             -             -       200
Facility closing and severance expenses          -             -             -             -         -
Items charged against reserve                 (200)            -             -             -      (200)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $     -      $      -    $        -  $          -  $      -
                                           =======      ========    ==========  ============  ========

      During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 and the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------
Facility closing and severance expenses    $   988      $     27    $        -  $        921  $  1,936
Items charged against reserve                 (988)          (27)            -          (921)   (1,936)
                                           -------      --------    ----------  ------------  --------
Balance, December 31, 2003                       -             -             -             -         -
Facility closing and severance expenses         63             1             -            61       125
Items charged against reserve                  (63)           (1)            -           (61)     (125)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $     -      $      -    $        -  $          -  $      -
                                           =======      ========    ==========  ============  ========

      During 2004, we continued to execute our plan to exit additional distribution facilities. Activity for this plan for the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------
Facility closing and severance expenses    $   427      $     76    $      412  $        353  $  1,268
Items charged against reserve                 (401)          (76)         (412)         (353)   (1,242)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $    26      $      -    $        -  $          -  $     26
                                           =======      ========    ==========  ============  ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction, and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. We operate in two sectors of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices, hotels and manufacturing facilities. We have expanded our business through acquisitions. On July 29, 2003 we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. ("Safway Formwork") for $20.9 million.

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

SAFWAY FORMWORK ACQUISITION

On July 29, 2003 we acquired substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. ("Safway") for $20.9 million, including acquisition costs of $1.1 million. The initial purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The net present value at October 1, 2004 was $6.1 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the payment made in December to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. A $1.0 million payment was made at September 30, 2004 and annual payments of $1.0 million are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, which is being accreted to its face value using the effective interest method with an interest rate of 6% and is reflected as interest expense. The net present value of the note at October 1, 2004 was $1.5 million. Minimum payments of the note are $50,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and
$464,000 in 2008. Payments may be accelerated if certain revenue targets are met.

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

FACILITY CLOSING AND SEVERANCE EXPENSES

      During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------
Balance, January 1, 2003                   $     -      $    210    $        -  $        311  $    521
Facility closing and severance expenses          -           379             -             -       379
Items charged against reserve                    -          (175)            -          (311)     (486)
                                           -------      --------    ----------  ------------  --------
Balance, December 31, 2003                       -           414             -             -       414
Facility closing and severance expenses          -             -             -             -         -
Items charged against reserve                    -          (414)            -             -      (414)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $     -      $      -    $        -  $          -  $      -
                                           =======      ========    ==========  ============  ========

      During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003, and for the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------
Balance, January 1, 2003                   $ 2,412      $     84    $        -  $          -  $  2,496
Facility closing and severance expenses        202           (11)            -             -       191
Items charged against reserve               (2,414)          (73)            -             -    (2,487)
                                           -------      --------    ----------  ------------  --------
Balance, December 31, 2003                     200             -             -             -       200
Facility closing and severance expenses          -             -             -             -         -
Items charged against reserve                 (200)            -             -             -      (200)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $     -      $      -    $        -  $          -  $      -
                                           =======      ========    ==========  ============  ========

      During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2003 and the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------
Facility closing and severance expenses    $   988      $     27    $        -  $        921  $  1,936
Items charged against reserve                 (988)          (27)            -          (921)   (1,936)
                                           -------      --------    ----------  ------------  --------
Balance, December 31, 2003                       -             -             -             -         -
Facility closing and severance expenses         63             1             -            61       125
Items charged against reserve                  (63)           (1)            -           (61)     (125)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $     -      $      -    $        -  $          -  $      -
                                           =======      ========    ==========  ============  ========

      During 2004, we continued to execute our plan to exit additional distribution facilities. Activity for this plan for the nine months ended October 1, 2004 was as follows:

                                         Involuntary      Lease     Relocation  Other Post-
                                         Termination   Termination      of        Closing
                                           Benefits       Costs     Operations     Costs        Total
                                         -----------   -----------  ----------  ------------  --------

Facility closing and severance expenses    $   427      $     76    $      412  $        353  $  1,268
Items charged against reserve                 (401)          (76)         (412)         (353)   (1,242)
                                           -------      --------    ----------  ------------  --------
Balance, October 1, 2004                   $    26      $      -    $        -  $          -  $     26
                                           =======      ========    ==========  ============  ========

      The total expected future expense for commitments under this plan is approximately $500,000 and will be expensed in accordance with SFAS No. 146.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

                                                        Three Fiscal Months Ended        Nine Fiscal Months Ended
                                                       ---------------------------     ---------------------------
                                                       October 1,    September 26,     October 1,    September 26,
                                                          2004            2003            2004            2003
                                                       ----------    -------------     ----------    -------------
Product sales                                             84.4%           84.6%           85.6%           82.0%
Rental revenue                                            10.0            10.3             9.7             8.6
Used rental equipment sales                                5.6             5.1             4.7             9.4
                                                         -----           -----           -----           -----
   Net sales                                             100.0           100.0           100.0           100.0
                                                         -----           -----           -----           -----
Product cost of sales                                     73.7            79.2            75.0            77.4
Rental cost of sales                                      74.1            74.3            77.5            79.7
Used rental equipment cost of sales                       42.5            40.0            39.8            29.8
                                                         -----           -----           -----           -----
   Cost of sales                                          72.0            76.7            73.6            73.1
                                                         -----           -----           -----           -----
Product gross profit                                      26.3            20.8            25.0            22.6
Rental gross profit                                       25.9            25.7            22.5            20.3
Used rental equipment gross profit                        57.5            60.0            60.2            70.2
                                                         -----           -----           -----           -----
   Gross profit                                           28.0            23.3            26.4            26.9

Selling, general and administrative expenses              19.0            21.7            20.8            21.8
Facility closing and severance expenses                    0.4             0.5             0.4             0.4
(Gain) loss on disposals of property, plant, and
   equipment                                              (0.4)              -            (0.1)            0.1
Amortization of intangibles                                0.3             0.2             0.3             0.2
                                                         -----           -----           -----           -----
Income from operations                                     8.8             0.9             5.0             4.4

Interest expense                                          10.4            11.0            11.1            10.1
Loss on early extinguishment of long-term debt               -               -             0.3             0.9
Other expense (income)                                       -               -               -               -
                                                         -----           -----           -----           -----
Loss before benefit for income taxes                      (1.6)          (10.1)           (6.4)           (6.6)
Benefit for income taxes                                     -            (3.8)              -            (2.2)
                                                         -----           -----           -----           -----
Net loss                                                  (1.6)%          (6.3)%          (6.4)%          (4.4)%
                                                         =====           =====           =====           =====

COMPARISON OF THREE FISCAL MONTHS ENDED OCTOBER 1, 2004 AND SEPTEMBER 26, 2003

NET SALES

Net sales increased $13.3 million, or 13.1%, to $114.6 million in the third quarter of 2004 from $101.3 million in the third quarter of 2003. The following table summarizes our net sales by product type:

                                          Three fiscal months ended
                              ------------------------------------------------
                                  October 1, 2004         September 26, 2003
                              ----------------------     ---------------------
                                              (In thousands)
                              Net Sales          %       Net Sales         %         % Change
                              ---------        -----     ---------       -----       --------
Product sales                  $ 96,640         84.4%    $ 85,695         84.6%        12.8%
Rental revenue                   11,449         10.0       10,391         10.3         10.2
Used rental equipment sales       6,459          5.6        5,202          5.1         24.2
                               --------        -----     --------        -----
Net sales                      $114,548        100.0%    $101,288        100.0%        13.1%
                               ========        =====     ========        =====

Product sales increased $10.9 million, or 12.8%, to $96.6 million in the third quarter of 2004 from $85.7 million in the third quarter of 2003. The increase in sales was due to price increases over the last twelve months. This was partially offset by a decrease in volume that was due to customers buying ahead of anticipated sales price increases in the first six months of 2004.

Rental revenue increased $1.1 million, or 10.2%, to $11.5 million for the third quarter of 2004, compared to $10.4 million in the third quarter of 2003. We estimate that Safway added approximately $1.0 million in rental revenue while the remaining increase was due to volume from existing product lines.

Used rental equipment sales increased to $6.5 million in the third quarter of 2004 from $5.2 million in the third quarter of 2003. The increase is due to the timing of customer projects.

GROSS PROFIT

Gross profit on product sales for the third quarter of 2004 was $25.4 million, or 26.3% of sales, an increase of $7.5 million from $17.8 million, or 20.8% of sales, in the third quarter of 2003. The increase in gross profit dollars was primarily due to the increased net sales as discussed above, partially offset by increasing costs, primarily steel and freight. As a percent of revenue, gross profit also increased due to productivity gains. We will continue to see higher impacts of steel costs in future quarters, as the third quarter steel costs were approximately 10% higher than the second quarter but still largely remain in inventory.

Gross profit on rental revenue for the third quarter of 2004 was $3.0 million, an increase of $0.3 million from the third quarter of 2003, which was $2.7 million. The increase in gross profit dollars was primarily due to the increased net sales as discussed above, which was partially offset by the increase in depreciation expense on rental equipment as a result of the acquisition of Safway and higher freight costs.

Gross profit on sales of used rental equipment for the third quarter of 2004 was $3.7 million, or 57.5% of sales, compared to $3.1 million, or 60.0% of sales, in the third quarter of 2003. The increase in gross profit dollars was due to the increased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $0.2 million to $21.8 million in the third quarter of 2004 from $22.0 million in the third quarter of 2003, despite adding approximately $0.7 million for Safway in the third quarter. The third quarter of 2003 included some non-recurring expenses related to the severance, hiring, and relocation costs from certain management changes.

Facility closing and severance expense during the third quarter of 2004 was $0.4 million compared to $0.5 million in the third quarter of 2003.

Amortization of intangibles was $0.3 million in the third quarter of 2004, compared to $0.2 million in the third quarter of 2003.

OTHER EXPENSES

Interest expense increased to $11.9 million in the third quarter of 2004 from $11.2 million in the third quarter of 2003. This was primarily due to higher average borrowings.

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes in the third quarter of 2004 was $(1.8) million compared to a loss of $(10.3) million in the third quarter of 2003, due to the factors described above.

BENEFIT FOR INCOME TAXES

In 2003, we carried back all available federal income tax losses and are now carrying such losses forward. Accordingly, in 2004, tax benefits from operating losses are offset by valuation allowances, resulting in no net tax benefit being recorded until realization is reasonably assured.

NET INCOME (LOSS)

Net loss in the third quarter of 2004 was $(1.8) million compared to $(6.4) million in the third quarter of 2003, due to the factors described above.

COMPARISON OF NINE FISCAL MONTHS ENDED OCTOBER 1, 2004 AND SEPTEMBER 26, 2003

NET SALES

Net sales increased $39.4 million, or 14.1%, to $318.9 million in the first three quarters of 2004 from $279.5 million in the first three quarters of 2003. The following table summarizes our net sales by product type:

                                   Nine fiscal months ended
                             --------------------------------------
                               October 1, 2004   September 26, 2003
                             ------------------  ------------------
                                        (In thousands)
                             Net Sales      %    Net Sales      %      % Change
                             ---------    -----  ---------    -----    --------
Product sales                $273,101      85.6% $ 229,247     82.0%     19.1%
Rental revenue                 30,792       9.7     24,021      8.6      28.2
Used rental equipment sales    14,978       4.7     26,190      9.4     (42.8)
                             --------     -----  ---------    -----
Net sales                    $318,871     100.0% $ 279,458    100.0%     14.1%
                             ========     =====  =========    =====

Product sales increased $43.8 million, or 19.1%, to $273.1 million in the first three quarters of 2004 from $229.3 million in the first three quarters of 2003. The majority of the increase in sales was due to price increases over the last twelve months, while the remaining increase was due to volume.

Rental revenue increased $6.8 million, or 28.2%, to $30.8 million first three quarters of 2004, compared to $24.0 million in the first three quarters of 2003. We estimate that Safway added approximately $6.3 million in rental revenue, while the remaining increase was due to volume from existing product lines.

Used rental equipment sales decreased to $15.0 million in the first three quarters of 2004 from $26.2 million in the first three quarters of 2003. The decrease is due to two large transactions in the first nine months of 2003 that did not recur in the first nine months of 2004.

GROSS PROFIT

Gross profit on product sales for the first three quarters of 2004 was $68.2 million, or 25.0% of sales, an increase of $16.4 million from $51.8 million, or 22.6% of sales, in the first three quarters of 2003. The increase in gross profit dollars was primarily due to the increased net sales as discussed above, partially offset by an increase in material costs, primarily steel. As a percent of revenue, gross profit also increased due to productivity gains. We will continue to see higher impacts of steel costs in future quarters, as the third quarter steel costs were approximately 10% higher than the second quarter but still largely remain in inventory.

Gross profit on rental revenue for the first three quarters of 2004 was $6.9 million, a $2.0 million an increase over the first three quarters 2003, which was $4.9 million. The increase in gross profit dollars was primarily due to the increased net sales as discussed above. The increase was partially offset by higher cost of sales, primarily depreciation expense due to the acquisition of Safway and higher freight costs.

Gross profit on sales of used rental equipment for the first three quarters of 2004 was $9.0 million, or 60.2% of sales, compared to $18.4 million, or 70.2% of sales, in the first three quarters of 2003. The decrease in gross profit dollars was primarily due to the decreased sales discussed previously. Gross profit as a percentage of sales, fluctuates based on the age and type of the specific equipment sold.

OPERATING EXPENSES

Selling, general and administrative expenses increased $5.3 million to $66.3 million in the first three quarters of 2004 from $61.0 million in the first three quarters of 2003. The increase was due to the acquisition of Safway, which was partially offset by cost controls.

Facility closing and severance expense during the first three quarters of 2004 was $1.4 million compared to $1.2 million in first three quarters of 2003.

Amortization of intangibles was $0.9 million in the first three quarters of 2004, compared to $0.4 million in the first three quarters of 2003.

OTHER EXPENSES

Interest expense increased to $35.5 million in the first three quarters of 2004 from $28.3 million in the first three quarters of 2003. This was primarily due to the higher interest rate from the new senior second secured notes and higher average borrowings. The Company incurred a loss on the early extinguishment of long-term debt of $0.8 million in the first nine months of 2004 and $2.6 million in the first nine months of 2003. The 2004 loss was due to the expensing of deferred financing costs on the Company's previous revolving line of credit. The 2003 loss was due to the expensing of deferred financing costs related to the issuance of the $165.0 million senior second secured notes.

INCOME (LOSS) BEFORE INCOME TAXES

Loss before income taxes for the first three quarters of 2004 was $(20.4) million compared to a loss of $(18.6) million in the first three quarters of 2003, due to the factors described above.

BENEFIT FOR INCOME TAXES

In 2003, we carried back all available federal income tax loses and are now carrying such losses forward. Accordingly, in 2004, tax benefits from operating losses are offset by valuation allowances, resulting in no net tax benefit being recorded until realization is reasonably assured.

NET INCOME (LOSS)

Net loss for the first three quarters of 2004 was $(20.4) million compared to $(12.2) million in the first three quarters of 2003, due to the factors described above.

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

Net cash used in operating activities in the first nine months of 2004 was $(33.9) million, compared to $(28.1) million in the first nine months of 2003. This activity is comprised of the following:

                                         2004       2003
                                       --------   --------
                                         (in millions)
Net loss                               $(20,392)  $(12,243)
Non-cash adjustments                     16,471      4,206
                                       --------   --------
Net loss after non-cash adjustments      (3,921)    (8,037)
Changes in assets and liabilities       (29,959)   (20,026)
                                       --------   --------
Net cash used in operating activities  $(33,880)  $(28,063)
                                       ========   ========

Net loss after non-cash adjustments was $(3.9) million for the first nine months of 2004, compared to $(8.0) million in the first nine months of 2003. This improvement was due to the unfavorable net loss being more than offset by non-cash items such as gains on sales of rental equipment and depreciation and amortization.

Changes in assets and liabilities resulted in a $(30.0) million use of cash in the first nine months of 2004, as compared to $(20.0) million use of cash in the first nine months of 2003. This was primarily due to an increase in inventory which was a $(14.0) million use of cash in the first nine months of 2004 as compared to a $(2.8) million use of cash in the first nine months of 2003. The 2004 growth in inventories was due to steel price increases, and an opportunity to buy steel raw material at favorable prices.

Cash used for prepaid expense and other assets was a $(5.9) million use of cash in the first nine months of 2004, compared to $(1.3) million in the first nine months of 2003. This use of cash in 2004 was primarily due to prepayments for steel raw material at favorable prices.

This use of cash was offset by accounts payable, which was a $3.0 million source of cash in the first nine months of 2004 as compared to a $(1.5) million use of cash in the first nine months of 2003. This was primarily due to raw material cost increases. Accrued liabilities and other long-term liabilities was a $(0.3) million use of cash in first nine months of 2004 as compared to $(3.6) in the first nine months of 2003. This decrease was due to higher 2003 payments for facility closing and severance accruals, a retirement plan contribution in 2003 that was suspended in 2004, and an increase in accrued liabilities, such as freight, due to increased sales.

Net cash used in investing activities was $(5.1) million in the first nine months of 2004, compared to $(14.7) million in the first nine months of 2003. Property, plant, and equipment additions declined as management continues to monitor capital spending. The proceeds from sales of property, plant, and equipment were primarily due to the sale of real estate that became redundant as a result of the acquisition of Safway. Rental equipment additions decreased to $16.7 million in the first nine months of 2004 from $21.5 million in the first nine months of 2003, which is due to the lower sales of rental equipment. Proceeds from sales of rental equipment decreased to $15.0 million in the first nine months of 2004 from $26.2 million in the first nine months of 2003. The decrease is due to two large transactions in the first half of 2003 that did not recur in 2004.

As of October 1, 2004, our long-term debt consisted of the following:

                                                                                                      October 1,
                                                                                                        2004
                                                                                                     -----------
Revolving credit facility, weighted average interest rate of 4.35%                                    $  66,050
Senior Second Secured Notes, interest rate of 10.75%                                                    165,000
Debt discount on Senior Second Secured Notes                                                             (6,526)
Senior Subordinated Notes, interest rate of 13.0%                                                       154,729
Debt discount on Senior Subordinated Notes                                                               (7,688)
Notes  payable to seller of Safway,  non-interest  bearing,  accreted at 6.0% to 14.5%                    7,602
Debentures  previously held by Dayton Superior  Capital Trust,  interest rate of 9.1%, due on demand      1,102
Capital lease obligations                                                                                 4,047
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%                                     24
                                                                                                      ---------
Total long-term debt                                                                                    384,340
Less current maturities                                                                                  (2,527)
                                                                                                      ---------
Long-term portion                                                                                     $ 381,813
                                                                                                      =========

The Company has a $95,000 senior secured revolving credit facility that matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At October 1, 2004, all $95,000 was available under the calculation. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

At October 1, 2004, $66.1 million of borrowings were outstanding, along with $7.3 million of letters of credit, with the remaining $21.6 million available for borrowing.

Our long-term debt borrowings, net of repayments for the quarters ended October 1, 2004, was $39.5 million. We incurred $2.5 million of financing costs primarily related to the refinancing of the line of credit in January of 2004.

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

At October 1, 2004, working capital was $100.3 million, compared to $71.6 million at December 31, 2003. The $28.7 million increase was comprised of the following:

      - $12.8 million increase in accounts receivable due to the normal seasonal increase in net sales from December to September,

      - $14.0 million increase in inventories due to higher raw material costs and an opportunity to buy steel raw materials at favorable prices,

      - $5.8 million increase in prepaid expenses due to prepayments of steel raw materials,

      -     $3.0 million increase in accounts payable due to higher inventories;
            and

      -     $0.9 million of changes in other items.

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

On July 29, 2003 we acquired substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.9 million, including acquisition costs of $1.1 million. The initial purchase price was comprised of $13.0 million in cash and a $12.0 million, non-interest bearing (other than in the case of default) senior unsecured note, with an initial present value of $7.0 million payable to the seller. The note was issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The net present value at October 1, 2004 was $6.1 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the payment made in December to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004. A $1.0 million payment was made at September 30, 2004 and annual payments of $1.0 million are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note, which is being accreted to its face value using the effective interest method with an interest rate of 6% and is reflected as interest expense. The net present value of the note at October 1, 2004 was $1.5 million. Minimum payments of the note are $50,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and
$464,000 in 2008. Payments may be accelerated if certain revenue targets are met.

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

As of October 1, 2004, all of the capital stock of our subsidiaries Dur-O-Wal, Inc., Southern Construction Products, Inc., Dayton Superior Specialty Chemical Corp., and 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. The capital stock of our subsidiaries Symons Corporation, Aztec Concrete Accessories, Inc. and Trevecca Holdings Inc. did not constitute collateral for the notes, since the Applicable Value of the capital stock equaled or exceeded the Collateral Threshold. This is a change from the second quarter of 2004, as the capital stock of Dayton Superior Specialty Chemical Corp. did not constitute collateral for the notes as of July 2, 2004.

We have based our determination of which subsidiary's capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of our subsidiaries as of October 1, 2004. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the par value of each subsidiary's capital stock is nominal and therefore has not impacted our calculation of Applicable Value.

Set forth in the table below is the Applicable Value of each subsidiary's capital stock as of October 1, 2004:

               Subsidiary                                   Applicable Value
               ----------                                   ----------------
Symons Corporation                                            $  63,953
Aztec Concrete Accessories, Inc.                                 41,791
Dur-O-Wal, Inc.                                                  22,530
Trevecca Holdings, Inc. (1)                                      41,791
Dayton Superior Specialty Chemical Corp.                         32,707
Southern Construction Products, Inc. (2)                              -
Dayton Superior Canada Ltd.                                      14,997

(1) Trevecca Holdings, Inc. is a holding company, the sole asset of which has remained the capital stock of Aztec Concrete Accessories, Inc. since we acquired Trevecca Holdings and Aztec Concrete Accessories in January 2001.

(2) Southern Construction Products, Inc. is currently an inactive corporation with no assets.

In respect of Symons Corporation and Dayton Superior Specialty Chemical Corp., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary's capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary's capital stock plus any income earned and less any losses and any transfers of assets.

In respect of Aztec Concrete Accessories, Inc., Dur-O-Wal, Inc., Dayton Superior Canada Ltd, and Trevecca Holdings, Inc., the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries' capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, of each subsidiary for the twelve months ended October 1, 2004, adjusted in each case to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders' Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above is a reasonable and appropriate means for determining fair value of our subsidiaries' capital stock.

Set forth below is the adjusted EBITDA of each of our subsidiaries other than Southern Construction Products, Inc. (which has no adjusted EBITDA) for the twelve months ended October 1, 2004, together with a reconciliation to the net income (loss) of each of these subsidiaries:

                                                                                    Trevecca        Dayton Superior    Dayton
                                      Symons      Aztec Concrete      Dur-O-Wal,   Holdings, Inc.      Specialty       Superior
                                    Corporation   Accessories, Inc.      Inc.            (1)        Chemical Corp.    Canada Ltd.
                                    -----------   -----------------   ---------    -------------    --------------    -----------
Net Income (Loss)                     $(11,964)       $  6,387        $  3,304        $  6,387        $  2,585        $  2,545
Provision (Benefit) for Income
Taxes                                     (799)            610             242             610             (50)             20
Other (Income) Expense                      (6)              2               -               2             305             101
Interest Expense                           394               -               -               -               -               -
Income from Operations                 (12,375)          6,999           3,546           6,999           2,840           2,666
Facility Closing and
  Severance Expenses                       339               -               -               -              56               -
Depreciation Expense                    21,034             599             550             599             547              61
Amortization of Intangibles              1,190               -               -               -               -               -
                                      --------        --------        --------        --------        --------        --------
Adjusted valuation EBITDA               10,188           7,598           4,096           7,598           3,443           2,727
Multiple                                   5.5             5.5             5.5             5.5             5.5             5.5
                                      --------        --------        --------        --------        --------        --------
Estimated Fair Value                  $ 56,034        $ 41,789        $ 22,528        $ 41,789        $ 18,937        $ 14,999
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

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary's capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary's capital stock that was previously included in collateral to become excluded. The following table reflects the amounts by which the Applicable Value of each subsidiary's capital stock as of October 1, 2004 and the adjusted EBITDA of each subsidiary for the twelve months ended October 1, 2004, in the case of Dur-O-Wal, Inc., Dayton Superior Canada Ltd., and, Dayton Superior Specialty Chemical Corp. would have to increase in order for that subsidiary's capital stock to no longer constitute collateral or, in the case of Symons Corporation, Aztec Concrete Accessories, Inc. and Trevecca Holdings Inc., would have to decrease in order for their capital stock to become collateral:

                                              Change in Applicable  Change in Adjusted
         Subsidiary                                  Value                EBITDA
         ----------                           --------------------  ------------------
Symons Corporation                                  $(30,953)           $ (4,188)
Aztec Concrete Accessories, Inc.                      (8,791)             (1,598)
Dur-O-Wal, Inc.                                       10,470               1,904
Trevecca Holdings, Inc. (1)                           (8,791)             (1,598)
Dayton Superior Specialty Chemical Corp.                 293               2,557
Southern Construction Products, Inc.                       -                   -
Dayton Superior Canada Ltd.                           18,003               3,273

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of October 1, 2004, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:

      - $95.0 million revolving credit facility, $66.1 million of which was outstanding at October 1, 2004;

      - $165.0 million of Senior Second Secured Notes, with a net book value of $158.5 million;

      - $154.7 million of Senior Subordinated Notes, with a net book value of $147.0 million;

      -     $7.6 million of notes payable to the seller of Safway;

      -     $4.0 million in capital lease obligations;

      -     $1.1 million in other fixed-rate, long-term debt.

      Our $95.0 million senior secured revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At October 1, 2004, the Company had outstanding letters of credit of $7.3 million and available borrowings of $21.6 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company and its domestic subsidiaries.

      Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156.9 million and were used to repay the Company's acquisition credit facility, certain of the Company's then current debt, and a portion of the revolving credit facility. The estimated fair value of the notes is $176.6 million as of October 1, 2004. The senior second secured notes are secured by substantially all assets of the Company and its domestic subsidiaries.

      Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company's Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $151.6 million as of October 1, 2004.

      Our $12.0 million non-interest bearing note to the seller of Safway has a remaining balance of $10.0 million and is being accreted to the face value at 14.5% using the effective interest method. Annual payments of $1.0 million are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. The book value of the note at October 1, 2004 was $6.1 million.

      Our $2.0 million non-interest bearing note payable to the seller of Safway has a remaining balance of $1.8 million and is being accreted to the face value at 6.0% using the effective interest method. Minimum payments on the note are $50,000 for the remainder of 2004, $282,000 in 2005, $398,000 in 2006, $563,000
in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met. The book value of the note at October 1, 2004 was $1.5 million.

      Our other long-term debt at October 1, 2004 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.9 million, and a 7% loan due in annual installments of $31,500 per year.

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

There has been no change in our internal controls over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities and no repurchases of securities during this reporting period.

ITEM 6. EXHIBITS

(a)   Exhibits. See Index to Exhibits following the signature page to this report for a list of Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DAYTON SUPERIOR CORPORATION

DATE: November 12, 2004               BY: /s/ Edward J. Puisis
                                      ----------------------------
                                      Edward J. Puisis
                                      Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.                                            Description
-----------                                            -----------
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