Form 10-K
period 2004-12-31
DAYTON SUPERIOR CORP
filed 2005-03-31
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11781

DAYTON SUPERIOR CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	31-0676346 (I.R.S. Employer Identification No.)

7777 Washington Village Dr.
Suite 130
Dayton, Ohio 45459
(Address of principal executive office)

Registrant’s telephone number, including area code: (937) 428-6360

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 30, 2005, there were 4,586,431 common shares outstanding, all of which were privately held and not traded on a public market. As of June 30, 2004, the aggregate market value of common shares held by non-affiliates was $2,979,400 based on the appraised market value of the common shares.

In this Annual Report on Form 10-K, unless otherwise noted, the terms “Dayton Superior,” “we,” “us” and “our” refer to Dayton Superior Corporation and its subsidiary.

Part I

Item 1. Business.

Available Information

     The Company files annual, quarterly, current reports, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

General

     We believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. In many of our product lines, we believe we are the market leader, in terms of revenues, competing primarily in two segments of the construction industry: infrastructure construction, such as highways, bridges, utilities, water and waste treatment facilities and airport runways, and non-residential building, such as schools, stadiums, prisons, retail sites, commercial offices, hotels and manufacturing facilities.

     We derive our revenue from a mix of sales of consumable products and the sale and rental of engineered concrete forming systems. Through our network of 22 service/distribution centers, we serve over 4,000 customers, comprised of independent distributors and a broad array of pre-cast concrete manufacturers, general contractors, subcontractors and metal fabricators. We sell most of our 21,000 products under well established, industry-recognized brand names, and manufacture the vast majority of these products ‘‘in-house.’’ We believe that the breadth of our product offerings and national distribution network allow us to service the largest customer base in the industry by providing a ‘‘one-stop’’ alternative to our customers. We believe that none of our competitors can match our combination of product breadth and national reach. In addition, our nationwide customer base enables us to efficiently cross-sell our products and provides us with a platform from which we can broadly distribute newly developed and acquired product lines. Finally, our national customer base provides us with geographically dispersed sales, which can mitigate the effects of regional economic downturns.

     Effective December 31, 2004, all of our wholly owned domestic subsidiaries (consisting of Symons Corporation; Aztec Concrete Accessories, Inc.; Dur-O-Wal, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; and Southern Construction Products, Inc.) were merged into Dayton Superior Corporation. Dayton Superior is the surviving corporation in the merger and now directly operates the businesses that were being operated by the domestic subsidiaries immediately prior to the merger.

     Effective January 1, 2004, the Company changed its financial reporting to three segments to monitor gross profit by sales type: product sales, rental revenue and used rental equipment sales. These types of sales are differentiated by their source and gross margin percents of sales. Accordingly, this segmentation provides information for decision-making and resource allocation. Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales includes material, manufacturing labor, overhead costs and freight. Rental revenues represent the leasing of the rental equipment and are recognized ratably over the lease term. Cost of goods sold for rental revenues includes depreciation of the rental equipment, maintenance of the rental equipment, and freight. Sales of used rental equipment represent sales of the rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment consists of the net book value of the rental equipment.

Products

     Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. Most of our products are consumable, providing us with a source of recurring revenue. In addition, while our products represent a relatively small portion of a construction project’s total cost, our products assist in ensuring the on-time, quality completion of those projects. We continually attempt to increase the number of products we offer by using engineers and product development teams to introduce new products and refine existing products.

     We manufacture and sell products primarily under the Dayton/Richmond®, Aztec®, Symons®, and BarLock® brand names, chemical products under the Dayton Superior®, Conspec®, and Edoco®, brand names, masonry products primarily under the Dur-O-Wal® brand name and welded dowel assemblies and other paving products primarily under the American Highway Technology® name.

Product Sales Consist Of:

•	Wall-Forming Products. Wall-forming products include shaped metal ties and accessories that are used with modular forms to hold concrete in place when walls are poured at a construction site or are prefabricated off site. These products, which generally are not reusable, are made of wire or plastic or a combination of both materials.

•	Bridge Deck Products. Bridge deck products are metal assemblies of varying designs used to support the formwork used by contractors in the construction and rehabilitation of bridges.

•	Bar Supports. Bar supports are non-structural steel, plastic, or cementitious supports used to position rebar within a horizontal slab or form to be filled with concrete. Metal bar supports are often plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar.

•	Splicing Products. Splicing products are used to join two pieces of rebar together while at a construction site without the need for extensive preparation of the rebar ends.

•	Precast and Prestressed Concrete Construction Products. Precast and prestressed concrete construction products are metal assemblies of varying designs used in the manufacture of precast concrete panels and prestressed concrete beams and structural members. Precast concrete panels and prestressed concrete beams are fabricated away from the construction site and transported to the site. Precast concrete panels are used in the construction of prisons, freeway sound barrier walls, external building facades and other similar applications. Prestressed concrete beams use multiple strands of steel cable under tension embedded in concrete beams to provide rigidity and bearing strength, and often are used in the construction of bridges, parking garages and other applications where long, unsupported spans are required.

•	Formliner Products. Formliner products include plastic and elastomeric products that adhere to the inside face of forms to provide shape to the surface of the concrete.

•	Chemical Products. Chemical products include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring and placement of concrete and curing compounds used in concrete road construction.

•	Masonry Products. Masonry products are wire products sold under the Dur-O-Wal® name that improve the performance and longevity of masonry walls by providing crack control, greater elasticity and higher strength to withstand seismic shocks and better resistance to rain penetration.

•	Welded Dowel Assemblies. Welded dowel assemblies are used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

•	Corrosive-Preventing Epoxy Coatings. Corrosive-preventing epoxy coatings are used for infrastructure construction products and a wide range of industrial and construction uses.

•	Architectural Paving Products. Architectural paving products are used to apply decorative texture and coloration to concrete surfaces while concrete is being poured.

     We manufacture, sell and rent reusable concrete forming systems primarily under the Symons® name and tilt-up construction products under the Dayton/Richmond® name.

Rental Revenues and Sales of Used Rental Equipment Consist Of :

•	Concrete Forming Systems. Concrete forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects’ specific needs for concrete placements. Both standard and specialty forming systems are rented and sold.

•	Shoring Systems. Shoring systems, including aluminum beams and joists, are reusable post shores and shoring frames which are used to support deck and other raised forms while concrete is being poured.

•	Tilt-Up Construction Products. Tilt-up construction products include a complete line of inserts, reusable lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to ‘‘tilt-up’’ the walls, which then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction.

Manufacturing

     We manufacture a substantial majority of the products we sell and rent in 18 facilities throughout North America. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches and other heavy machinery typical for this type of manufacturing operation. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.

     By developing our own automatic high-speed manufacturing equipment, we believe we generally have achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times, and lower inventory levels than most of our competitors. In addition, our ability to ‘‘hot-dip’’ galvanize masonry products provides us with an advantage over many competitors manufacturing masonry wall reinforcement products, as they lack this internal capability. We also have a flexible manufacturing setup and can make the same products at several locations using short and discrete manufacturing lines.

     We outsource some of our production requirements to lower cost foreign producers, which we believe generate significant additional savings.

Distribution

     We distribute our products to customers through our network of 22 service/distribution centers located in the United States and Canada. We ship most of our products to our service/distribution centers from our manufacturing plants. We have an on-line inventory tracking system, which enables us to identify, reserve and ship inventory quickly from our locations in response to customer orders.

Sales and Marketing

     We employed approximately 285 sales and marketing personnel at December 31, 2004, of whom approximately two-thirds were in field sales and one-third were customer service representatives. Sales and marketing personnel are located in most of our service/distribution centers. We produce product catalogs and promotional materials that illustrate certain construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects and engineers to secure the use of our products whenever possible.

     We consider our engineers to be an integral part of the sales and marketing effort. Our engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects.

Customers

     We have over 4,000 customers, of which approximately 50% purchase our products for resale and 50% are end users. Our customer base is geographically diverse, with no customer accounting for more than 4% of our net sales in 2004. Our customers consist of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors.

Raw Materials

     Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. We currently purchase materials from over 800 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. Steel, in its various forms, constitutes 22.5% of our cost of sales. In 2004, we faced rapidly rising steel prices. We responded by increasing our sales prices and intend to increase prices in response to rising steel and other costs.

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

Trademarks and Patents

     We sell most products under the registered trade names Dayton Superior®, Dayton/Richmond®, Symons®, Aztec®, BarLock®, Conspec®, Edoco®, Dur-O-Wal® and American Highway Technology®, which we believe are widely recognized in the construction industry and, therefore, are important to our business. Although some of our products (and components of some products) are protected by patents, we do not believe these patents are material to our business. At December 31, 2004, we had approximately 190 trademarks and 150 patents.

Employees

     As of December 31, 2004, we employed approximately 700 salaried and 1,000 hourly personnel, of whom approximately 600 of the hourly personnel and 4 of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Long Beach, California; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements. One collective bargaining agreement will expire in 2005. We believe we have good employee and labor relations.

Seasonality

     Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings under the revolving credit facility fluctuate with sales volume, such that our peak revolving credit facility borrowings are generally in the late second quarter or early third quarter.

Backlog

     We typically ship most of our products, other than paving products and most specialty forming systems, within one week and often within 24 hours after we receive the order. Other product lines, including paving products and specialty forming systems, may be shipped up to six months after we receive the order, depending on our customers’ needs. Accordingly, we do not maintain significant backlog, and backlog as of any particular date has not been representative of our actual sales for any succeeding period.

Risks Related To Our Business

Cyclicality of construction industry—The construction industry is cyclical, and a continued significant downturn in the construction industry could further decrease our revenues and profits and adversely affect our financial condition. Because our products primarily are used in infrastructure construction and non-residential building construction, our sales and earnings are strongly influenced by construction activity, which historically has been cyclical. Construction activity can decline because of many factors we cannot control, such as:

•	weakness in the general economy;

•	a decrease in government spending at the federal and state levels;

•	interest rate increases; and

•	changes in banking and tax laws.

Substantial leverage—Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations. We have a significant amount of indebtedness and debt service requirements. The following shows certain important credit information as of December 31, 2004:

Total long-term indebtedness, including current maturities	$ 377.6 million
Shareholders’ deficit	$ 55.5 million

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage to our competitors that have less debt; and

•	limit, along with other restrictive covenants in our indebtedness agreements, among other things, our ability to borrow additional funds.

In addition, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be able to incur additional indebtedness under the terms of our indebtedness. If new debt is added to our current debt levels, the related risks that we, and they, now face could increase.

Net losses—Our business has experienced net losses over the past several years. We reported net losses of approximately $20.3 million in 2002, $17.1 million in 2003 and $48.4 million in 2004. Our results of operations will continue to be affected by events and conditions both within and beyond our control, including competition, economic, financial, business and other conditions. Therefore, we cannot offer assurances you that we will not continue to incur net losses in the future.

Price increases and availability—We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting 22.5% of our cost of sales in 2004. Historically, steel prices have fluctuated, and we faced rapidly rising steel prices in 2004. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot offer assurances that we will be able to pass these cost increases on to our customers.

Weather-related risks—Weather causes our operating results to fluctuate and could adversely affect the demand for our products and decrease our revenues. Our operating results tend to fluctuate from quarter to quarter because, due to weather, the construction industry is seasonal in most of North America, which is where almost all of our sales are made. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales typically are the lowest of the year. Our net sales and operating income in the fourth quarter also generally are less than in the second and third quarters. In addition, severe weather could adversely affect our business, financial condition and results of operation. Adverse weather, such as unusually prolonged periods of cold, rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction activity over wide regions of the country. For example, a severe winter, such as the 2002-2003 winter, could lead to reduced construction activity and thus magnify the seasonal decline in our revenues and earnings during the winter months. Although weather conditions have not historically had a material long-term effect on our results of operations, sustained extreme adverse weather conditions could have a material adverse effect on our business, financial condition and results of operations.

Chemical products competition—We are significantly smaller than some of our construction chemical competitors. In the sale of some construction chemicals, we must compete with a number of national and international companies that are many times larger than we are in terms of total assets and annual revenues. Because our resources are more limited, we may not be able to compete effectively and profitably on a sustained basis in the markets in which those competitors are actively present.

Potential exposure to environmental liabilities—We may be liable for costs under certain environmental laws, even if we did not cause any environmental problems. Changes in environmental laws or unexpected investigations could adversely affect our business. Our business and our facilities are subject to a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. Pursuant to certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation and remediation of hazardous materials at the property. These laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these statutes) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation and remediation of these substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them. We believe we are in material compliance with applicable environmental laws. However, because we own and operate a number of facilities where industrial activities have been historically conducted and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation and remediation, as well as capital costs associated with compliance with these laws. These environmental costs have not been material in the past and are not expected to be material in the future. Nevertheless, more stringent environmental laws as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation could impose material costs and liabilities on us, which could have a material adverse effect on our business, financial condition and results of operations.

Consolidation of our customers—Increasing consolidation of our customers may negatively affect our earnings. We believe that there is an increasing trend among our distributors to consolidate into larger entities. As our customers increase in size and market power, they may be able to exert pressure on us to reduce prices or create price competition by dealing more readily with our competitors. If the consolidation of our customers does result in increased price competition, our sales and profit margins may be adversely affected.

Increased dependence on foreign operations—We operate a manufacturing facility in Reynosa Mexico and have increased our purchasing of raw materials and finished goods from foreign sources. Political and economic conditions in foreign countries could adversely affect us. The success of our operations in Mexico will depend on numerous factors, many of which will be beyond our control, including our inexperience with operating abroad, general economic conditions, currency fluctuations, restrictions on the repatriation of assets, compliance with foreign laws and standards and political risks.

Product mix profit margins—A change in the mix of products we sell could negatively affect our earnings. Some of our products historically have had narrow profit margins. If the mix of products we sell shifts to include a larger percentage of products with narrow profit margins, our earnings may be negatively affected.

Risks associated with acquisitions—We may complete acquisitions that disrupt our business. If we make acquisitions, we could do any of the following, which could adversely affect our business, financial condition and results of operations:

•	incur substantial additional debt, which may reduce funds available for operations and future opportunities and increase our vulnerability to adverse general economic and industry conditions and competition;

•	assume contingent liabilities; or

•	take substantial charges to write off goodwill and other intangible assets.

In addition, acquisitions can involve other risks, such as:

•	difficulty in integrating the acquired operations, products and personnel into our existing business;

•	costs which are greater than anticipated or cost savings which are less than anticipated;

•	diversion of management time and attention; and

•	adverse effects on existing business relationships with our suppliers and customers and the suppliers and customers of the acquired business.

Competition—The markets in which we sell our products are highly competitive. We compete against some national and many regional rivals. The uniformity of products among competitors results in substantial pressure on pricing and profit margins. As a result of these pricing pressures, we may in the future experience reductions in the profit margins on our sales, or we may be unable to pass any cost increases on to our customers. We cannot assure you that we will be able to maintain or increase our current market share of our products or compete successfully in the future.

Control by Odyssey—We are controlled by Odyssey Investment Partners, LLC. Odyssey and its co-investors directly or indirectly own 92% of our outstanding common shares and, therefore, have the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock. The interests of Odyssey and its affiliates could conflict with the interests of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Odyssey investors, as holders of our equity, might conflict with the interests of our note holder. Affiliates of Odyssey may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though these transactions might involve risks to the holders of our notes.

Risks associated with our workforce—We depend on our highly trained employees, and any work stoppage or difficulty hiring similar employees would adversely affect our business. We could be adversely affected by a shortage of skilled employees. As of December 31, 2004, approximately 35% of our employees were unionized. We are subject to several collective bargaining agreements with employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Long Beach, California; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities. Although we believe that our relations with our employees are good, we cannot offer assurances that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Any shortage of labor could have a material adverse effect on our business, financial condition and results of operations.

Dependence on key personnel—If we lose our senior management, our business may be adversely affected. The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain ‘‘key person’’ life insurance on any of our key employees.

Restrictive covenants—Our revolving credit facility and our note indentures contain various covenants, which limit the discretion of our management in the operation of our business including, among other things, our ability to:

•	incur additional debt;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	enter into guarantees;

•	issue preferred stock of our subsidiary;

•	restrict the rights of our subsidiary to make distributions to us;

•	make certain investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	change the terms of certain of our debt; and

•	create new subsidiaries.

In addition, if we fail to comply with our revolving credit facility, our note indentures, or any other subsequent financing agreements, a default could occur. Such a default could allow the lenders, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders could terminate any commitments they had made to supply us with further funds.

Item 2. Properties.

     Our corporate headquarters is located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities as of December 31, 2004 are located throughout North America, as follows:

			Size	Lease Expiration
Location	Use	Leased/ Owned	(Sq. Ft.)	Date
Birmingham, Alabama	Manufacturing/Distribution	Leased	287,000	December 2021
Kankakee, Illinois	Manufacturing/Distribution	Leased	172,954	December 2007
Des Plaines, Illinois	Manufacturing/Distribution	Owned	171,650
Miamisburg, Ohio	Manufacturing/Distribution	Owned	126,000
Fontana, California	Manufacturing/Distribution	Leased	114,000	February 2006
Reynosa, Mexico	Manufacturing/Distribution	Leased	110,000	July 2006
Aurora, Illinois	Manufacturing/Distribution	Owned	109,000
Parsons, Kansas	Manufacturing/Distribution	Owned	98,250
New Braunfels, Texas	Manufacturing/Distribution	Owned	89,600
Tremont, Pennsylvania	Manufacturing/Distribution	Owned	86,000
Parker, Arizona	Manufacturing/Distribution	Leased	60,000	Month to Month
Modesto, California	Manufacturing/Distribution	Leased	54,100	October 2007
Atlanta, Georgia	Service/Distribution	Leased	49,392	August 2006
Toronto, Ontario	Manufacturing/Distribution	Leased	45,661	February 2007
Grand Prairie, Texas	Service/Distribution	Leased	45,000	June 2010
Seattle, Washington	Service/Distribution	Leased	40,640	June 2006
Oregon, Illinois	Service/Distribution	Owned	39,000
Kansas City, Kansas	Manufacturing/Distribution	Owned	33,000
Folcroft, Pennsylvania	Service/Distribution	Owned	32,000

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities .

     There is no established public trading market for our common shares. As of December 31, 2004, there were 36 holders of our common shares.

Item 6. Selected Financial Data.

The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2004. The selected historical financial information as of December 31, 2000 has been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP, our former independent public accountants. The selected historical financial information as of December 31, 2001, 2002, 2003, and 2004 and for each of the years in the five-year period ended December 31, 2004 have been derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP. Our audited consolidated financial statements for the three years ended December 31, 2004 are included elsewhere herein. You should read the following table together with the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section below and our consolidated financial statements and their related notes included elsewhere herein.

	Year Ended December 31,
	2004	2003	2002		2001	2000
	(dollars in thousands)
Statement of Operations Data:

Net sales	$418,639	$379,457	$400,046		$417,011	$388,691
Cost of sales	310,891	277,678	273,462		281,527	253,900

Gross profit	107,748	101,779	126,584		135,484	134,791
Selling, general and administrative expenses	89,735	84,543	88,929		93,746	89,410
Facility closing and severance expenses (1)	2,036	2,294	5,399		7,360	2,517
Amortization of goodwill and intangibles	989	944	603		3,912	2,508

Income from operations	14,988	13,998	31,653		30,466	40,356
Interest expense	47,030	40,008	34,039		35,074	22,671
Interest income	(559)	(53)	(72)		(50)	(97)
Lawsuit judgment	—	—	—		—	15,341 (2)
Loss on early extinguishment of long-term debt	842 (3)	2,480 (4)	—		—	7,761 (5)
Loss (gain) on disposals of property, plant and equipment	(248)	(636)	1,115		(7)	130
Other (income) expense	(134)	20	80		102	163

Loss before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(31,943)	(27,821)	(3,509)		(4,653)	(5,613)
Provision (benefit) for income taxes	16,427 (6)	(10,713)	(386)		(1,179)	(1,478)

Loss before cumulative effect of change in accounting principle	(48,370)	(17,108)	(3,123)		(3,474)	(4,135)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(17,140	)(7)	—	—

Net loss	(48,370)	(17,108)	(20,263)		(3,474)	(4,135)
Dividends on Company-obligated mandatorily redeemable convertible trust preferred securities, net of income tax benefit	—	—	—		—	583

Net loss available to common shareholders	$(48,370)	$(17,108)	$(20,263)		$(3,474)	$(4,718)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Other Financial Data:
Depreciation and amortization	$31,018	$26,878	$21,453	$22,202	$15,121
Property, plant and equipment additions, net	4,586	6,935	9,267	9,755	11,483
Rental equipment additions, net	(6,273)	(12,152)	(17,230)	3,191	801

Balance Sheet Data (at period end):
Working capital	$95,283	$71,594	$65,751	$56,943	$60,868
Goodwill and intangibles	114,828	120,117	115,733	136,626	97,044
Total assets	394,138	393,384	373,971	396,843	335,418
Long-term debt (including current portion)	377,644	341,890	299,536	291,946	245,925
Shareholders’ equity (deficit)	(55,530)	(7,267)	(4,241)	16,721	13,196

(1)	From 2000 through 2004, we approved and implemented several plans to exit manufacturing and distribution facilities and reduce overall headcount to keep our cost structure aligned with our net sales. We describe the facility closing and severance expenses relating to these consolidation efforts in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Facility Closing and Severance Expenses.’’

(2)	We were a defendant in a civil suit brought by EFCO Corp., a competitor of ours in one portion of our business. In October 2000, we satisfied a judgment of $14.1 million, post-judgment interest of $1.1 million, and defense costs of $0.1 million, by payment to EFCO from our cash on hand and from our revolving credit facility.

(3)	On January 30, 2004, we established an $80.0 million senior secured revolving credit facility, which was used to refinance our previous $50.0 million revolving credit facility. This facility was subsequently increased to $95.0 million in July 2004. As a result of the transaction, we incurred a loss on the early extinguishment of long-term debt of $0.8 million, due to the expensing of deferred financing costs related to the previous revolving credit facility.

(4)	On June 9, 2003, we completed an offering of $165.0 million of senior second secured notes (the “Senior Notes”) in a private placement. The proceeds of the offering of the Senior Notes were $157.0 million and were used to repay our acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility. As a result of the transactions, we incurred a loss on the early extinguishment of long-term debt of $2.5 million, due to the expensing of deferred financing costs.

(5)	During June 2000, in connection with our recapitalization, we refinanced our then-existing bank indebtedness. Additionally, the Dayton Superior Capital Trust, which held solely debentures, was dissolved. The company-obligated mandatorily redeemable convertible trust preferred securities converted to debentures having the right to receive cash in the amount of $22.00, plus accrued dividends, per preferred security. As a result we recorded a loss in 2000 of $7.8 million, comprised of the following:

Expense deferred financing costs on previous long-term debt	$2.7
Prepayment premium on extinguishments of long-term debt and interest rate swap agreements	0.5
Expense issuance costs on company-obligated mandatorily redeemable convertible trust Preferred securities	1.7
Prepayment premium on conversion of company-obligated mandatorily redeemable convertible trust preferred securities into debentures	2.1
Financing cost for unused long-term debt commitment	0.8

$7.8

(6)	In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net deferred tax assets related to net operating loss carryforwards as a result of adherence to FAS 109, as our estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. Future changes in these estimates could result in a non-cash increase or decrease to net income.

(7)	We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line’s earnings and fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Founded in 1924, we believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. We have expanded our business through acquisitions. On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. (‘‘Safway Formwork’’) for $20.0 million. Safway Formwork was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany.

     Effective December 31, 2004, all of Dayton Superior’s wholly owned domestic subsidiaries (consisting of Symons Corporation; Aztec Concrete Accessories, Inc.; Dur-O-Wal, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; and Southern Construction Products, Inc.) were merged into Dayton Superior Corporation. Dayton Superior Corporation is the surviving corporation in the merger and now directly operates the businesses that were being operated by the domestic subsidiaries immediately prior to the merger.

     As a result of the merger, the guarantees by the merged subsidiaries of our Senior Second Secured Notes and the Senior Subordinated Notes and the pledge of the capital stock of certain of the merged subsidiaries that secured the Credit Agreement and the Senior Second Secured Notes immediately prior to the merger ceased to exist, effective December 31, 2004. As the surviving corporation in the merger, however, Dayton Superior, which is the issuer of the Senior Second Secured Notes, the Senior Subordinated Notes and the borrower under the Credit Agreement, succeeded to all of the assets and liabilities of each of the merged subsidiaries that had been guarantors of the notes and Credit Agreement.

     Effective January 1, 2004, the Company changed its financial reporting to three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percents of sales. Accordingly, this segmentation provides information for decision-making and resource allocation. Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales include material, manufacturing labor, overhead costs, and freight. Rental revenues represent the leasing of the rental equipment and are recognized ratably over the lease term. Cost of goods sold for rental revenues includes depreciation of the rental equipment, maintenance of the rental equipment, and freight. Sales of used rental equipment represent sales of the rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment consists of the net book value of the rental equipment.

Product sales consist of:

•	Concrete accessories, which are used for connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, and include products which remain in place at the convenience of the contractors.

•	Masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls.

•	Paving products, which are used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement, and include products which remain in place at the convenience of the contractors. Welded dowel assemblies are a paving product used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

•	Chemicals, which include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring, placement, and stamping of concrete as well as curing compounds used in concrete road construction.

Rental Revenues and Sales of Used Rental Equipment consist primarily of:

•	Concrete Forming Systems. Concrete forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects’ specific needs for concrete placements. Both standard and specialty forming systems are rented.

•	Shoring Systems. Shoring systems, including aluminum beams and joists, post shores and shoring frames are used to support deck and other raised forms while concrete is being poured.

•	Tilt-Up Construction Products. Tilt-up construction products include a complete line of inserts, reusable lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to ‘‘tilt-up’’ the walls, which then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction.

Safway Formwork Acquisition

On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. (“Safway”) for $20.0 million. Safway was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $7.0 million payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2004 was $6.3 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004 and the scheduled $1.0 million payment was paid in September 2004. Annual payments of $1.0 million are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

We also exercised our option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1.6 million and a book value of $1.5 million as of December 31, 2004. The note is being accreted to the face value of $2.0 million at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.

Safway sold and rented concrete forming and shoring systems, principally European style clamping systems designed and manufactured by TK’s affiliated European concrete forming and shoring business, to a national customer base. For the period from October 1, 2002 through July 25, 2003, Safway Formwork had revenues of $17.0 million. By acquiring the Safway rental fleet assets, which had a gross book value at July 25, 2003 of $41.8 million, we increased our presence in the concrete forming and shoring systems business and expanded our product offerings by advancing our plan to continue augmenting our existing rental fleet with European systems. As part of the asset acquisition, we entered into an exclusive manufacturing and distribution agreement with certain of TK’s affiliates, under which we were granted the exclusive right to manufacture, design, market, offer, sell and distribute certain European formwork products within North America. The acquisition has been accounted for as a purchase, and the results of Safway Formwork have been included in our consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed.

Facility Closing and Severance Expenses

     During 2000, as a result of an acquisition, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the years ended December 31, 2002 and 2003, as there was no activity for 2004, was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2002	$—	$490	$—	$177	$667
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	—	(221)	—	(84)	(305)

Balance, December 31, 2002	—	269	—	93	362
Facility closing and severance expenses	—	(212)	—	—	(212)
Items charged against reserve	—	(57)	—	(93)	(150)

Balance, December 31, 2003	$—	$—	$—	$—	$—

     During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 500 employees, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2002, 2003, and 2004 was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2002	$931	$524	$—	$786	$2,241
Facility closing and severance expenses	—	—	108	—	108
Items charged against reserve	(931)	(314)	(108)	(475)	(1,828)

Balance, December 31, 2002	—	210	—	311	521
Facility closing and severance expenses	—	379	—	—	379
Items charged against reserve	—	(175)	—	(311)	(486)

Balance, December 31, 2003	—	414	—	—	414
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	—	(414)	—	—	(414)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 200 employees, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2002, 2003, and 2004 was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$4,441	$650	$—	$200	$5,291
Items charged against reserve	(2,029)	(566)	—	(200)	(2,795)

Balance, December 31, 2002	2,412	84	—	—	2,496
Facility closing and severance expenses	202	(11)	—	—	191
Items charged against reserve	(2,414)	(73)	—	—	(2,487)

Balance, December 31, 2003	200	—	—	—	200
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	(200)	—	—	—	(200)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2003, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 120 employees, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2003, and 2004 was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$988	$27	$—	$921	$1,936
Items charged against reserve	(988)	(27)	—	(921)	(1,936)

Balance, December 31, 2003	—	—	—	—	—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2004, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 75 employees, in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2004 was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$611	$307	$595	$398	$1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	$—	$120	$—	$—	$120

     The total expected future expense for commitments under this plan is approximately $500,000 and will be expensed in accordance with SFAS No. 146.

Results of Operations

     The following table summarizes our results of operations as a percentage of net sales for the periods indicated:

	Years ended December 31,
	2004	2003	2002
Product sales	83.1%	80.1%	80.0%
Rental revenue	10.1	9.4	11.1
Used rental equipment sales	6.8	10.5	8.9

Net sales	100.0	100.0	100.0

Product cost of sales	76.2	77.9	74.0
Rental cost of sales	83.5	78.6	51.7
Used rental equipment cost of sales	36.6	32.2	38.4

Cost of sales	74.3	73.2	68.4

Product gross profit	23.8	22.1	26.0
Rental gross profit	16.5	21.4	48.3
Used rental equipment gross profit	63.4	67.8	61.6

Gross profit	25.7	26.8	31.6

Selling, general and administrative expenses	21.4	22.3	22.2
Facility closing and severance expenses	0.5	0.6	1.3
Amortization of intangibles	0.2	0.2	0.2

Income from operations	3.6	3.7	7.9
Interest expense	11.2	10.5	8.5
Interest income	(0.1)	—	—
Loss on early extinguishment of long-term debt	0.2	0.7	—
Loss (gain) on disposals of property, plant, and equipment	(0.1)	(0.2)	0.3
Other expense	—	—	—

Loss before provision (benefit) for income taxes	(7.6)	(7.3)	(0.9)
Provision (benefit) for income taxes	3.9	(2.8)	(0.1)

Loss before cumulative effect of change in accounting principle	(11.6)	(4.5)	(0.8)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(4.3)

Net loss	(11.6)%	(4.5)%	(5.1)%

Comparison of Years Ended December 31, 2003 and 2004

Net Sales. Our 2004 net sales were $418.6 million, a 10.3% increase from $379.5 million in 2003. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2004		2003
		(In thousands)
	Sales	%	Sales	%	% Change
Product sales	$348,036	83.1%	$304,101	80.1%	14.5%
Rental revenue	42,231	10.1	35,633	9.4	18.5
Used rental equipment sales	28,372	6.8	39,723	10.5	(28.6)

Net sales	$418,639	100.0%	$379,457	100.0%	10.3%

Product sales increased $44.0 million, or 14.5%, to $348.0 million in 2004 from $304 million in 2003. The increase in sales was due almost entirely to price increases over the last twelve months as unit volume was virtually flat year over year.

Rental revenue increased $6.6 million, or 18.5%, to $42.2 million in 2004, compared to $35.6 million in 2003. The increase was due to the acquisition of Safway, which added approximately $6.3 million. The remaining increase was due to an increase in volume in existing product lines.

Used rental equipment sales decreased to $28.4 million in 2004 from $39.7 million in 2003. The decrease was due to two large transactions in 2003 that did not recur in 2004.

Gross Profit. Gross profit for 2004 was $107.8 million, a $6.0 million increase from the $101.8 million for 2003. Gross profit was 25.7% of sales in 2004, decreasing from 26.8% in 2003.

Product gross profit was $82.8 million, or 23.8% of product sales, in 2004, compared to $67.2 million, or 22.1% of product sales in 2003. The increase in gross profit dollars was due to higher sales. The increase in gross profit percent of sales was due to productivity gains, despite flat unit volume and increases of approximately $27.5 million in steel and other raw material costs.

Rental gross profit decreased by $0.6 million to $7.0 million, or 16.5% of rental revenue in 2004 from $7.6 million, or 21.4% of rental revenue in 2003. Higher depreciation expense of $5.0 million and higher freight costs of $1.8 million, both due to the acquisition of Safway, offset the increased rental revenue.

Gross profit on used rental equipment sales was $18.0 million, or 63.4% of used rental equipment sales, compared to $27.0 million, or 67.8% of used rental equipment sales, in 2003. The decrease in gross profit dollars was primarily due to the decreased sales discussed previously. Gross profit as a percentage of sales, fluctuates based on the age and type of the specific equipment sold and remained within historical ranges.

Operating Expenses. Our selling, general and administrative (“SG&A”) expenses increased $5.2 million to $89.7 million in 2004 from $84.5 million in 2003, entirely as a result of the acquisition of Safway. Without Safway, SG&A expense would have declined slightly due to continued cost controls.

Facility closing and severance expenses in 2004 were approximately $2.0 million and approximately $2.3 million in 2003.

Amortization of intangibles increased $0.1 million to $1.0 million in 2004 from $0.9 million in 2003, due to the amortization of intangibles acquired with Safway.

Other Expenses. Interest expense increased to $47.0 million in 2004 from $40.0 million in 2003, due to higher interest rates on the new Senior Secured Notes issued in June 2003 relative to the long-term debt it replaced and higher outstanding long-term debt balances, including the note payable to the seller of Safway, in 2004.

In January 2004, we established a new revolving credit facility, which resulted in a loss on early extinguishment of long-term debt of $0.8 million related to the expensing of deferred financing costs on the previous revolving credit facility. The issuance of the new Senior Secured Notes in June 2003 resulted in a loss on extinguishment of long-term debt of $2.5 million, primarily related to expensing of deferred financing costs on the debt that was repaid with the proceeds.

The gain on disposals of property, plant and equipment was $0.3 million in 2004, as compared to $0.6 million in 2003. The 2004 amount related to real estate disposed due to being redundant with an acquired Safway leased facility.

Loss Before Provision (Benefit) for Income Taxes. The loss before income taxes in 2004 was $31.9 million, as compared to $27.8 million in 2003 due to the factors described above.

Provision (Benefit) for Income Taxes. In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net operating loss carryforwards as a result of adherence to FAS 109, as estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. Tax benefit from current year net operating losses have been offset by a valuation allowance resulting in no tax benefit being recorded. Future changes in these estimates could result in a non-cash increase or decrease to net income. The effective tax rate in 2003 was 38.5%, which is different than the statutory rate primarily due to state income taxes.

Net Loss. The net loss for 2004 was $48.4 million, compared to a loss of $17.1 million in 2003 due to the factors described above.

Comparison of Years Ended December 31, 2002 and 2003

Net Sales. Our 2003 net sales were $379.5 million, a 5.1% decrease from $400.1 million in 2002. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2003		2002
	(In thousands)
					%
	Sales	%	Sales	%	Change
Product sales	$304,101	80.1%	$320,221	80.0%	(5.0)%
Rental revenue	35,633	9.4	44,184	11.1	(19.4)
Used rental equipment sales	39,723	10.5	35,641	8.9	11.5

Net sales	$379,457	100.0%	$400,046	100.0%	(5.1)%

Product sales decreased $16.1 million, or 5.0%, to $304.1 million in 2003 from $320.2 million in 2002. This decrease was due to a decrease in unit volume, as the construction products markets were weaker in 2003 compared to 2002.

Rental revenue decreased $8.6 million, or 19.4%, to $35.6 million in 2003, compared to $44.2 million in 2002. The acquisition of Safway contributed $5.2 million of rental revenues in the five months after acquisition. This was more than offset by lower revenues in existing product lines, due to lower rental rates and, to a lesser extent, unit volume, both due to weaker markets. We estimate that approximately 80% of the decrease in rental revenues in existing product lines is due to rates.

Used rental equipment sales increased to $39.7 million in 2003 from $35.6 million in 2002. Safway contributed $4.4 million with the remaining increase due to customers desiring to increase their own fleet of rental equipment.

Gross Profit. Gross profit for 2003 was $101.8 million, a $24.8 million decrease from the $126.6 million reported for 2002. Gross profit was 26.8% of sales in 2003, decreasing from 31.6% in 2002.

Product gross profit was $67.2 million, or 22.1% of product sales, in 2003, compared to $83.3 million, or 26.0% of product sales in 2002. The decrease in percent of product sales was due to higher costs of steel of approximately $1.8 million, insurance and health care benefits of approximately $2.5 million, consistent with general market trends, and the negative impact of fixed costs on lower product sales.

Rental gross profit decreased by $13.7 million to $7.6 million, or 21.4% of rental revenue in 2003 from $21.3 million, or 48.3% of rental revenue in 2002. Lower rental revenues and higher depreciation expense of $4.5 million, of which $2.9 million was due to the acquisition of Safway, were the causes for the decline.

Gross profit on used rental equipment sales was $26.9 million, or 67.8% of used rental equipment sales, compared to $22.0 million, or 61.6% of used rental equipment sales, in 2002. The increase in percent of used rental equipment sales was due to older equipment with lower net book value being sold.

Operating Expenses. Our SG&A expenses decreased $4.4 million to $84.5 million in 2003 from $88.9 million in 2002 as a result of the cost reduction initiatives we implemented in 2003 and 2002, which more than offset the $3.3 million added by the acquisition of Safway.

Facility closing and severance expenses in 2003 were approximately $2.3 million and approximately $5.4 million in 2002.

Amortization of intangibles increased $0.3 million to $0.9 million in 2003 from $0.6 million in 2002, due to the amortization of intangibles acquired with Safway.

Other Expenses. Interest expense increased to $40.0 million in 2003 from $34.0 million in 2002, due to higher interest rates on the Senior Secured Notes issued in June 2003 and higher outstanding long-term debt balances, including the note payable to the seller of Safway, in 2003.

The issuance of the Senior Secured Notes in June 2003 resulted in a loss on extinguishment of long-term debt of $2.5 million, primarily related to expensing of deferred financing costs on the debt that was repaid with the proceeds.

The gain on disposals of property, plant and equipment was $0.6 million in 2003, as compared to a loss of $1.1 million in 2002. The 2003 amount related to real estate disposed due to being redundant with an acquired Safway leased facility. The 2002 amount related to the write-off of certain assets that were disposed of in conjunction with our facility closing plans.

Loss Before Benefit for Income Taxes, and Cumulative Effect of Change in Accounting Principle. The loss before income taxes and cumulative effect of change in accounting principle in 2003 was $27.8 million, as compared to $3.5 million in 2002.

Loss Before Cumulative Effect of Change in Accounting Principle. The effective tax rate in 2003 was 38.5%, which is different than the statutory rate, primarily due to the state income taxes. The net loss before cumulative effect of change in accounting principle for 2003 was $17.1 million, compared to a loss of $3.1 million in 2002 due to the factors described above.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount did not affect our ongoing operations or our cash flow. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufactured and sold metal accessories used in masonry construction. The masonry products market had experienced weaker markets and significant price competition, which had a negative impact on the product line’s earnings and fair value.

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

     Net cash used in operating activities for 2004 and 2003 was $28.6 million and $32.5 million, respectively. Net loss after non-cash adjustments for 2004 improved to $12.9 million compared to $22.4 million in 2003. This was due to the higher gross profit on product sales, partially offset by higher SG&A and interest expense. The provision (benefit) for income taxes in both 2004 and 2003 was predominantly non-cash. Changes in assets and liabilities resulted in a use of cash of $15.6 million in 2004 compared to $10.1 million in 2003. This increase was primarily due to an intentional increase in inventories to take advantage of an opportunistic raw material purchase.

     Net cash provided by investing activities for 2004 was $1.4 million. Our investing activities included $28.4 million of proceeds from sales of rental equipment, offset by additions to the rental fleet of $22.1 million, and net property, plant, and equipment additions of $4.6 million.

     As of December 31, 2004, our long-term debt consisted of the following:

Revolving credit facility, weighted average interest rate of 5.0%	$58,800
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(7,397)
Senior Second Secured Notes, interest rate of 10.75%	165,000
Debt discount on Senior Second Secured Notes	(6,194)
Senior Unsecured Note payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,794
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,102
Capital lease obligations	3,794
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%	16

Total long-term debt	377,644
Less current maturities	(2,455)

Long-term portion	$375,189

     On January 30, 2004, we established an $80.0 million senior secured revolving credit facility, which was used to refinance our previous $50.0 million revolving credit facility. On July 2, 2004, the Company increased the senior secured revolving credit facility to $95.0 million. The new credit facility has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. As of December 31, 2004, borrowings of $58.8 million and $5.2 million of letters of credit were outstanding, while the remaining $31.0 million was available for borrowing. The credit facility is secured by substantially all assets of the Company.

     On June 9, 2003 we completed an offering of $165.0 million of 10.75% Senior Second Secured Notes due 2008. The proceeds of the offering, $157.0 million, net of discounts, were used to repay our acquisition credit facility, term loan tranche A, term loan tranche B and a portion of the revolving credit facility. Also in June 2003, we repurchased $15.3 million in principal amount of our senior subordinated notes for $14.3 million with borrowings under our revolving credit facility. The Senior Second Secured Notes are secured by substantially all assets of the Company.

     For the year ended December 31, 2004, our long-term debt borrowings, all on the revolving credit facility of $34.4 million were partially offset by $2.5 million of repayments of other long-term debt. We incurred $2.6 million of financing costs related to the new revolving credit facility.

     The guarantees by the merged subsidiaries of our Senior Second Secured Notes and the Senior Subordinated Notes and the pledge of the capital stock of certain of the merged subsidiaries that secured the Credit Agreement and the Senior Second Secured Notes immediately prior to the merger ceased to exist, effective December 31, 2004. As the surviving corporation in the merger, however, Dayton Superior, which is the issuer of the Senior Second Secured Notes, the Senior Subordinated Notes and the borrower under the Credit Agreement, succeeded to all of the assets and liabilities of each of the merged subsidiaries that had been guarantors of the notes and Credit Agreement.

     The Company may, from time to time, seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     At December 31, 2004, working capital was $95.3 million, an increase of $23.7 million from $71.6 million at December 31, 2003. Cash increased $2.5 million due to the timing of receipts and disbursements. Accounts receivable increased by $3.2 million due to net sales weighted more to December in 2004 relative to 2003. Inventories increased $10.0 million from 2004 to 2003. Raw materials increased $12.1 million due to an opportunistic raw material purchase and inflation on steel- related raw materials. Finished goods decreased $2.0 million in spite of steel-related inflation, due to a return to normal levels, as the December 31, 2003 balances were temporarily higher to support our manufacturing rationalization plan. Prepaid expenses and other current assets increased $3.8 million from 2003 to 2004 primarily due to a higher current portion of notes receivable. Accrued liabilities, in total, decreased $4.7 million from 2003 to 2004. This was primarily due to the final payment under a deferred compensation agreement assumed in an acquisition.

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

     On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. Safway was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $7.0 million payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2004 was $6.3 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004 and the scheduled $1.0 million payment was paid in September 2004. Annual payments of $1.0 million are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

     The Company exercised an option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1.6 million and a book value of $1.5 million as of December 31, 2004. The note is being accreted to the face value of $2.0 million at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.

     We believe our liquidity, capital resources and cash flows from operations are sufficient, in the absence of additional acquisitions, to fund the capital expenditures we have planned and our working capital and debt service requirements.

     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated operating improvements, management believes that cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot offer assurances that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.

Commitments

     Certain purchase commitments contain guaranteed purchase levels with vendors. The maximum potential future payout is reflected in the purchase obligations column and there are no guaranteed purchase levels in excess of what the Company intends to purchase in the normal course of business.

     Our Management Stockholders’ Agreement states that, upon termination of the employment of a management stockholder, the management stockholder has certain put rights, and the Company has certain call rights, with respect to the stockholder’s common shares. See discussion of Management Stockholders’ Agreement in Item 11.

     Scheduled payments of long-term debt, future minimum lease payments under capital leases, future lease payments under non-cancelable operating leases, purchase obligations, and other long-term liabilities at December 31, 2004 were as follows:

						Other
	Long-term	Interest	Capital	Operating	Purchase	Long-Term
Year	Debt	Payments	Leases	Leases	Obligations	Liabilities	Total
2005	$1,379	$38,873	$1,498	$6,156	$1,466	$50	$49,422
2006	399	38,851	1,102	4,905	3	50	45,310
2007	59,395	38,820	880	3,274	3	—	102,372
2008	171,539	38,775	772	2,118	—	—	213,204
2009	154,729	10,057	234	1,173	—	—	166,193
Thereafter	—	—	52	9,578	—	—	9,630

	$387,441	$165,376	$4,538	$27,204	$1,472	$100	$586,131

Seasonality

Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings under the revolving credit facility fluctuate with sales volume, such that our peak revolving credit facility borrowings are generally in the late second quarter or early third quarter

Inflation

We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting 22.5% of our cost of sales in 2004. Historically, steel prices have fluctuated, and we faced rapidly rising steel prices in 2004. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

Stock Collateral Valuation – Senior Second Secured Notes

Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of December 31, 2004, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral upon the book value, par value and estimated market value of the capital as of December 31, 2004. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.

Set forth in the table below is the Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2004:

Subsidiary	Applicable Value as of 12/31/2004
Dayton Superior Canada Ltd.	$6,738

Based upon the foregoing, as of December 31, 2004, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended December 31, 2004, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the year ended December 31, 2004, together with a reconciliation to the net income:

Dayton Superior
Canada Ltd.
Net Income	$1,227
Provision for Income Taxes	(62)

Income from Operations	1,165
Depreciation Expense	60

Adjusted valuation EBITDA	1,225
Multiple	5.5

Estimated Fair Value	$6,738

As described above, we have used EBITDA and adjusted EBITDA of Dayton Superior Canada Ltd. solely for purposes of determining the estimated market value of the capital stock to determine whether that capital stock is included in the collateral. EBITDA and adjusted EBITDA are not recognized financial measures under generally accepted accounting principles and do not purport to be alternatives to operating income as indicators of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our consolidated results as reported under generally accepted accounting principles. Because not all companies use identical calculations, the presentation of adjusted EBITDA also may not be comparable to other similarly titled measures of other companies. You are encouraged to evaluate the adjustments taken and the reasons we consider them appropriate for analysis for determining estimated market value of our subsidiaries’ capital stock.

A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in the capital stock being previously excluded from collateral becoming part of the collateral or a that was previously included in collateral to become excluded. The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2004 and the adjusted EBITDA for the twelve months ended December 31, 2004 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in Applicable	Change in Adjusted
Subsidiary	Value	EBITDA
Dayton Superior Canada Ltd.	$26,262	$4,775

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, self insurance reserves, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventories

We value our inventories at the lower of first-in, first-out, or FIFO, cost or market and include all costs associated with manufacturing products: materials, labor and manufacturing overhead. We provide net realizable value reserves, which reflect our best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Rental Equipment

We manufacture and purchase rental equipment for resale and for rent to others on a short-term basis. We record rental equipment at the lower of FIFO cost or market and depreciate it over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. Rental equipment that is sold is charged to cost of sales on a FIFO basis.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 141, ‘‘Business Combinations’’ and No. 142 ‘‘Goodwill and Other Intangible Assets.’’ SFAS No. 141 revises the accounting for future business combinations to only allow the purchase method of accounting. In addition, the two statements preclude amortization of goodwill for periods beginning after December 15, 2001. Instead, an annual review of the recoverability of the goodwill and intangible assets is required and is based on our estimate of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Certain other intangible assets continue to be amortized over their estimated useful lives

Income Taxes

Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize our deferred tax assets in the future and we record liabilities for uncertain tax matters based on our assessment of the likelihood of sustaining certain tax positions. In estimating whether deferred tax assets are realizable, we estimate levels of future taxable income by considering historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate taxable income.

Revenue Recognition

Revenue is recognized from product sales and used rental equipment sales when the product is shipped from our facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are set-aside in storage and the Company does not retain any specific performance obligations and therefore the earning process is complete. For transactions where such conditions are not satisfied, revenue is deferred until the terms of acceptance are satisfied. Rental revenues are recognized ratably over the terms of the rental agreements.

Insurance Reserves

We are self-insured for certain of our group medical, workers’ compensation and product and general liability claims. We have stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. We consult with third party administrators to estimate the reserves required for these claims. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material. We made no material revisions to the estimates for the years ended December 31, 2004, 2003 and 2002.

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

Accounts Receivable Allowance

We maintain allowances for sales discounts and allowances and for doubtful accounts for estimated losses resulting from customer disputes and/or the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral. Recoveries of receivables previously charged off as uncollectible are credited to the allowance.

Other Loss Reserves

We have other loss exposures, such as litigation. Establishing loss reserves for these matters requires us to estimate and make judgments in regards to risk exposure and ultimate liability. We establish accruals for these exposures; however, if our exposure exceeds our estimates we could be required to record additional charges.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance on the accounting for the effects of the Act’s repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 was effective upon issuance. The Company does not believe this pronouncement will have a material impact on its consolidated results of operations, financial position, and cash flows.

In May 2003, the FASB issued SFAS No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’’ SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity, this statement became effective for periods beginning after December 15, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2004, the FASB staff issued FASB Staff Position SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This statement prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004. The Company has determined that the benefits provided to retirees under the Company’s prescription drug plan are not actuarially equivalent to the benefits provided under the Act. Therefore, the Company will not qualify for the subsidy provided by the Act and the adoption of SFAS 106-2 did not have a material effect on the financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current period charges. The Company will be required to comply with the provision of SFAS No. 151 as of the first fiscal year beginning after June 15, 2005. The Company has not determined the impact that SFAS No. 151 will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS 123 ® is effective as of the first interim or annual reporting period that ends after June 15, 2005. The Company is currently evaluating this pronouncement and does not anticipate a material impact on the Company’s results of operations.

Forward-Looking Statements

This Form 10-K includes, and future filings by us on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by us and our management may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by our management and us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; and Dayton Superior’s ability to successfully integrate acquisitions on a timely basis, our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found under ”Risks Related to Our Business” in Part I of this annual report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     As of December 31, 2004, we had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of:

•	$95 million revolving credit facility, $58.8 million of which was outstanding at December 31, 2004;

•	$154.7 million of Senior Subordinated Notes;

•	$165.0 million of Senior Second Secured Notes;

•	$7.8 million present value of Senior Unsecured Notes payable to seller of Safway

•	$3.8 million in capital lease obligations

•	$1.1 million in other fixed-rate, long-term debt.

     Our $95.0 million revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At December 31, 2004, the Company had outstanding letters of credit of $5.2 million and available borrowings of $30,965. The weighted average interest rate as of December 31, 2004 was 5.0%. The credit facility is secured by substantially all assets of the Company.

     Our $154.7 million of Senior Subordinated Notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The net book value of the notes at December 31, 2004 was $147.3 million. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes was $160.8 million as of December 31, 2004.

     Our $165.0 million of Senior Second Secured Notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company’s acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility which was subsequently increased by $24,375. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550, due to the expensing of deferred financing costs. The net book value of the notes at December 31, 2004 was $158.8 million. The Senior Second Secured Notes have an interest rate of 10.75%. The estimated fair value of the notes was $176.6 million as of December 31, 2004.

     On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. Safway was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $7.0 million payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2004 was $6.3 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004 and the scheduled $1.0 million payment was paid in September 2004. Annual payments of $1.0 million are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.

     The Company exercised an option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1.6 million and a book value of $1.5 million as of December 31, 2004. The note is being accreted to the face value of $2.0 million at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $282,000 in 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.

     Our other long-term debt at December 31, 2004 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.8 million, and a $16 thousand, 7% loan due in 2005 with an estimated fair value as of December 31, 2004 of $16 thousand.

     In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel rod and steel bar) and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not, however, use financial instruments to manage our exposure to changes in commodity prices.

     As of December 31, 2004 a one percentage point increase or decrease in our weighted average interest rate applicable to our senior credit facility would increase or decrease interest expense by approximately $0.6 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Dayton Superior Corporation

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio Corporation) and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit, cash flows and comprehensive loss for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dayton Superior Corporation and its subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements in 2002, the Company changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP
Dayton, Ohio
March 25, 2005

Dayton Superior Corporation And Subsidiary
Consolidated Balance Sheets
As of December 31
(Amounts in thousands, except share amounts)

	2004	2003
ASSETS
Current assets:
Cash	$4,504	$1,995
Accounts receivable, net of reserves for doubtful accounts and sales returns and allowances of $5,375 and $4,939	68,031	64,849
Inventories	59,389	49,437
Prepaid expenses and other current assets	8,392	4,610
Prepaid income taxes	365	956
Deferred income taxes	5,465	5,368

Total current assets	146,146	127,215

Rental equipment, net of accumulated depreciation of $38,756 and $27,794	69,662	78,042

Property, plant and equipment
Land and improvements	5,324	5,457
Building and improvements	34,790	30,621
Machinery and equipment	78,271	77,288

	118,385	113,366
Less accumulated depreciation	(58,927)	(51,128)

Net property, plant and equipment	59,458	62,238

Goodwill	107,643	109,585
Intangible assets, net of accumulated amortization	7,185	10,532
Other assets	4,044	5,772

Total assets	$394,138	$393,384

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,455	$3,067
Accounts payable	21,086	20,526
Accrued compensation and benefits	12,700	19,704
Accrued interest	6,746	6,423
Accrued freight	3,722	2,081
Other accrued liabilities	4,154	3,820

Total current liabilities	50,863	55,621
Long-term debt	375,189	338,823
Deferred income taxes	17,474	—
Other long-term liabilities	6,142	6,207

Total liabilities	449,668	400,651

Commitments and contingencies (Note 9)
Shareholders’ deficit
Class A common shares; no par value; 5,000,000 shares authorized; 4,622,618 and 4,591,016 shares issued and 4,585,871 and 4,554,269 shares outstanding	116,024	115,951
Loans to shareholders	(2,767)	(2,729)
Class A treasury shares, at cost, 36,747 shares	(1,184)	(1,184)
Other comprehensive loss	(1,137)	(1,209)
Accumulated deficit	(166,466)	(118,096)

Total shareholders’ deficit	(55,530)	(7,267)

Total liabilities and shareholders’ deficit	$394,138	$393,384

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
Years Ended December 31
(Amounts in thousands)

	2004	2003	2002
Product sales	$348,036	$304,101	$320,221
Rental revenue	42,231	35,633	44,184
Used rental equipment sales	28,372	39,723	35,641

Net sales	418,639	379,457	400,046

Product cost of sales	265,228	236,877	236,932
Rental cost of sales	35,275	28,010	22,855
Used rental equipment cost of sales	10,388	12,791	13,675

Cost of sales	310,891	277,678	273,462

Product gross profit	82,808	67,224	83,289
Rental gross profit	6,956	7,623	21,329
Used rental equipment gross profit	17,984	26,932	21,966

Gross profit	107,748	101,779	126,584

Selling, general and administrative expenses	89,735	84,543	88,929
Facility closing and severance expenses	2,036	2,294	5,399
Amortization of intangibles	989	944	603

Income from operations	14,988	13,998	31,653
Other expenses
Interest expense	47,030	40,008	34,039
Interest Income	(559)	(53)	(72)
Loss on early extinguishment of long-term debt	842	2,480	—
Loss (gain) on disposals of property, plant and equipment	(248)	(636)	1,115
Other expense	(134)	20	80

Loss before benefit for income taxes, and cumulative effect of change in accounting principle	(31,943)	(27,821)	(3,509)
Provision (benefit) for income taxes	16,427	(10,713)	(386)

Loss before cumulative effect of change in accounting principle	(48,370)	(17,108)	(3,123)
Cumulative effect of change in accounting principle, net of income tax benefit of $2,754	—	—	(17,140)

Net loss	$(48,370)	$(17,108)	$(20,263)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2004, 2003, and 2002
(Amounts in thousands, except share amounts)

						Other Comprehensive Loss		Retained
	Class A			Class A		Cumulative		Earnings
	Common Shares		Loans to	Treasury Shares		Foreign Currency	Minimum	(Accumulated
	Shares	Amount	Shareholders	Shares	Amount	Translation	Pension Liability	Deficit)	Total
Balances at January 1, 2002	4,026,402	$102,044	$(3,030)	29,288	$(979)	$(589)	$—	$(80,725)	$16,721
Net loss								(20,263)	(20,263)
Foreign currency translation adjustment						92			92
Change in minimum pension liability (net of income tax benefit of $151)							(1,219)		(1,219)
Issuance of Class A common shares	20,505	481	(350)						131
Purchase of Class A common shares				7,459	(205)				(205)
Repayments of loans to shareholders			502						502

Balance at December 31, 2002	4,046,907	102,525	(2,878)	36,747	(1,184)	(497)	(1,219)	(100,988)	(4,241)
Net loss								(17,108)	(17,108)
Foreign currency translation adjustment						613			613
Change in minimum pension liability (net of income tax benefit of $657)							(106)		(106)
Issuance of Class A common shares	544,109	13,059							13,059
Repayments of loans to shareholders			149						149
Additional tax benefit from 2000 recapitalization		367							367

Balances at December 31, 2003	4,591,016	115,951	(2,729)	36,747	(1,184)	116	(1,325)	(118,096)	(7,267)
Net loss								(48,370)	(48,370)
Foreign currency translation adjustment						193			193
Change in minimum pension liability (net of income tax benefit of $73)							(121)		(121)
Issuance of Class A common shares	31,602	73							73
Changes in loans to shareholders, net			(38)						(38)

Balances at December 31, 2004	4,622,618	$116,024	$(2,767)	36,747	$(1,184)	$309	$(1,446)	$(166,466)	$(55,530)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31
(Amounts in thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(48,370)	$(17,108)	$(20,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	—	17,140
Loss on the early extinguishment of long-term debt	842	2,480	—
Depreciation	30,029	25,934	20,850
Amortization of goodwill and intangibles	989	944	603
Deferred income taxes	16,743	(10,436)	3,228
Amortization of deferred financing costs, debt discount, and issuance costs on Company-obligated mandatorily redeemable convertible trust preferred securities	5,087	3,371	2,335
Net gain on sale of rental equipment	(17,984)	(26,932)	(21,966)
Net (gain) loss on sale of property, plant, and equipment	(248)	(636)	1,115
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,182)	(3,684)	(9,537)
Inventories	(9,952)	(1,526)	(11)
Prepaid expenses and other assets	(1,588)	2,013	2,119
Prepaid income taxes	3,549	3,420	(2,784)
Accounts payable	560	(5,140)	(1,673)
Accrued liabilities and other long-term liabilities	(5,033)	(5,188)	(8,406)

Net cash used in operating activities	(28,558)	(32,488)	(17,250)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(5,423)	(7,829)	(11,277)
Proceeds from sale of property, plant, and equipment	837	894	2,010
Rental equipment additions	(22,099)	(27,571)	(18,411)
Proceeds from sales of rental equipment	28,372	39,723	35,641
Acquisitions	(245)	(13,668)	—

Net cash provided by (used in) investing activities	1,442	(8,451)	7,963

Cash Flows From Financing Activities:
Repayments of long-term debt	(2,471)	(177,873)	(4,141)
Issuance of long-term debt	34,425	206,442	8,050
Proceeds from sale/leaseback transaction	—	—	2,258
Issuance of common shares	73	13,059	131
Purchase of treasury shares	—	—	(205)
Changes in loans to shareholders, net	(38)	149	502
Financing costs incurred	(2,557)	(1,860)	—

Net cash provided by financing activities	29,432	39,917	6,595

Effect of Exchange Rate Changes on Cash	193	613	107

Net increase (decrease) in cash	2,509	(409)	(2,585)
Cash, beginning of year	1,995	2,404	4,989

Cash, end of year	$4,504	$1,995	$2,404

Supplemental Disclosures:
Cash refunded for income taxes	$(4,341)	$(3,909)	$(1,149)
Cash paid for interest	41,061	32,690	31,862
Purchase of equipment on capital lease	481	3,183	2,758
Issuance of Class A common shares and loans to shareholders	—	—	350
Issuance of long-term debt in conjunction with acquisition	—	8,572	—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
Years Ended December 31
(Amounts in thousands)

	2004	2003	2002
Net loss	$(48,370)	$(17,108)	$(20,263)

Other comprehensive income
Foreign currency translation adjustment	193	613	92

Change in minimum pension liability (net of income tax benefit of $73, $657 and $151)	(121)	(106)	(1,219)

Comprehensive loss	$(48,298)	$(16,601)	$(21,390)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Dollar amounts in thousands, except share and per share amounts)

(1) The Company

The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly-owned subsidiary (collectively referred to as the ‘‘Company’’). All intercompany transactions have been eliminated.

The Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 18 manufacturing/distribution plants and 22 service/distribution centers in the United States and Canada. The Company employs approximately 700 salaried and 1,000 hourly personnel, of whom approximately 600 of the hourly personnel and 4 of the salaried personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Long Beach, California; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois manufacturing/distribution plants are covered by collective bargaining agreements.

(2) Acquisitions

 Safway Formwork Systems, L.L.C. —

On July 29, 2003 the Company completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. (“Safway”) for $20,000. Safway is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13,000 in cash and a $12,000 non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $6,965 payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2004 was $6,334. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417 reduction in the December payment to $333. A subsequent purchase price adjustment of $240 was paid in March 2004 and the scheduled $1,000 payment was made in September 2004. Annual payments of $1,000 are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6,000 due on December 31, 2008.

For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13,000 of cash was funded through the issuance of 541,667 common shares valued at $13,000 to the Company’s majority shareholder. The common shares were valued at $24.00 per share in an independent third party appraisal completed in December 2002.

The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1,607 and a book value of $1,460 as of December 31, 2004. The note is being accreted to the face value of $1,987 at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $282 in 2005, $398 in 2006, $563 in 2007, and $464 in 2008. Payments may be accelerated if certain revenue targets are met.

The acquisition has been accounted for as a purchase, and the results of Safway have been included in the Company’s consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair value of the assets acquired, as follows:

Rental equipment	$15,837
Property, plant and equipment	798
Goodwill	2,844
Intangible assets	2,970
Accrued liabilities	(1,571)

Purchase price, including acquisition costs of $1,085	$20,878

Components of the purchase price are as follows:

Cash paid at closing	$13,000
Acquisition costs	1,085
Initial purchase price adjustment	(417)

2003 Cash portion of acquisition	13,668
Present value of seller note	6,965
2004 purchase price adjustment	240
Acquisition costs	5

Total purchase price	$20,878

The following pro forma information sets forth the consolidated results of operations for the fiscal year ended December 31, as though the acquisition had been completed as of the beginning of the period:

Pro Forma
Twelve fiscal
months ended
December 31, 2003
Net Sales	$392,052
Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(30,829)

Income (loss) before cumulative effect of change in accounting principle	$(19,093)

(3) Summary of Significant Accounting Policies

Inventories—

The Company values all inventories at the lower of first-in, first-out (‘‘FIFO’’) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of December 31, 2004 and 2003:

	December 31,	December 31,
	2004	2003
Raw materials	$21,663	$9,588
Work in progress	2,588	2,742
Finished goods	35,138	37,107

Total Inventory	$59,389	$49,437

Rental Equipment—

Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line method.

Property, Plant and Equipment—

Property, plant and equipment are valued at cost and depreciated using straight-line methods over their estimated useful lives of 10-30 years for buildings and improvements and 3-10 years for machinery and equipment.

Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvements. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

Included in the cost of property, plant and equipment are assets obtained through capital leases, all included in machinery and equipment. As of December 31, 2004, the cost of assets under capital lease is $6,422, with accumulated amortization of $2,174. Amortization expense related to machinery and equipment under capital lease was $1,270 for the period ended December 31, 2004. As of December 31, 2003, the cost of assets under capital lease is $5,941, with accumulated amortization of $904. Amortization expense related to machinery and equipment under capital lease was $648 for the period ended December 31, 2003.

Goodwill and Intangible Assets—

Amortization is provided over the term of the loan (3 to 9 years) for deferred financing costs, the term of the agreement (17 months to 5 years) for non-compete agreements, over the estimated useful life (1-15 years) for intellectual property, customer lists, and dealer network. Amortization of non-compete agreements, intellectual property, customer lists, and dealer network is reflected as ‘‘Amortization of intangibles’’ in the accompanying consolidated statements of operations. Long-lived assets and goodwill are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. The estimated aggregate amortization expense for each of the next five years is as follows: $684 in 2005, $491 in 2006, $119 in 2007, $119 in 2008, and $119 in 2009. Amortization of deferred financing costs is reflected as ‘‘Interest expense’’ in the accompanying consolidated statements of operations. The estimated aggregate expense for each of the next five years related to the amortization of deferred financing costs is as follows: $1,633 in 2005, $1,633 in 2006, $976 in 2007, $808 in 2008, and $202 in 2009.

Intangible assets consist of the following at December 31:

	2004			2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Deferred financing costs	$7,032	$(1,779)	$5,253	$8,429	$(3,175)	$5,254
Non-compete agreements	1,760	(837)	923	2,325	(367)	1,958
Customer list	—	—	—	2,255	(63)	2,192
Intellectual property	1,700	(764)	936	1,590	(481)	1,109
Pension benefits	73	—	73	—	—	—
Dealer Network	33	(33)	—	33	(14)	19

	$10,598	$(3,413)	$7,185	$14,632	$(4,100)	$10,532

The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company recorded a non-cash charge in 2002 of $17,140 ($19,894 of goodwill, less an income tax benefit of $2,754), which is reflected as a cumulative effect of change in accounting principle in the accompanying

December 31, 2002 consolidated statement of operations. This amount does not affect the Company’s ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufacture and sell metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition, which has had a negative impact on the product line’s earnings and fair value.

The following is a reconciliation of goodwill:

	Product	Rental Revenues/Sales of
	Sales	Used Rental Equipment	Total
Balance at January 1, 2003	$98,098	$8,507	$106,605
Safway Acquisition	—	2,537	2,537
Other	443	—	443

Balance at December 31, 2003	98,541	11,044	109,585
Change in Purchase Price Allocation of Safway Acquisition	—	307	307
Change in Purchase Price Allocation related to income taxes from the acquisition of Aztec Concrete Accessories, Inc. in 2001	(2,249)	—	(2,249)

Balance at December 31, 2004	$96,292	$11,351	$107,643

Fair Value of Financial Instruments—

The carrying amount of cash and accounts receivable approximate fair value because of the relatively short maturity of these financial instruments. Fair values of debt are based on quoted prices for financial instruments with the same remaining maturities.

Income Taxes—

Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize deferred tax assets in the future and it records liabilities for uncertain tax matters based on assessment of the likelihood of sustaining certain tax positions. In estimating whether deferred tax assets are realizable, it estimates levels of future taxable income by considering historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate taxable income.

Environmental Remediation Liabilities—

The Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants issued Statement of Position 96-1, ‘‘Environmental Remediation Liabilities,’’ (‘‘SOP 96-1’’). The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Foreign Currency Translation Adjustment—

The financial statements of the Company’s foreign subsidiary and branches are maintained in their functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of shareholders’ deficit. Transactions in foreign currencies are translated into U.S. dollars at the rate in effect on the date of the transaction. Changes in foreign exchange rates from the date of the transaction to the date of the settlement of the asset or liability are recorded as income or expense.

Revenue Recognition—

Revenue is recognized from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are set-aside in storage and the Company does not retain any specific performance obligations and therefore the earning process is complete. For transactions where such conditions are not satisfied, revenue is deferred until the terms of acceptance are satisfied. On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

Customer Rebates—

The Company offers rebates to certain customers, which are redeemable only if the customer meets certain specified thresholds relating to a cumulative level of sales transactions. The Company records such rebates as a reduction of revenue in the period the related revenues are recognized.

Accounts Receivable Reserves—

The Company maintains reserves for sales discounts and allowances and for doubtful accounts for estimated losses resulting from customer disputes and/or the inability of our customers to make required payments. If the financial condition of customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral. Recoveries of receivables previously charged off as uncollectible are credited to the allowance.

Use of Estimates—

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the reserve for excess and obsolete inventory, the allowance for doubtful accounts and sales returns and allowances, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers’ compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

New Accounting Pronouncements—

In May 2003, the FASB issued SFAS No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’’ SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity, this statement became effective for periods beginning after December 15, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2004, the FASB staff issued FASB Staff Position SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the ”Act”). This statement prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004. The Company has determined that the benefits provided to retirees under the Company’s prescription drug plan are not actuarially equivalent to the benefits provided under the Act. Therefore, the Company will not qualify for the subsidy provided by the Act and the adoption of SFAS 106-2 did not have a material effect on the financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current-period charges. The Company will be required to comply with the provision of SFAS No. 151 as of the first fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). The Company has not determined the impact that SFAS No. 151 will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS 123 (R) is effective as of the first interim or annual reporting period that ends after June 15, 2005, effective for the Company’s second quarter of 2005. The Company is currently evaluating this pronouncement and does not anticipate a material impact on the Company’s results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance on the accounting for the effects of the Act’s repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 was effective upon issuance and the Company does not believe this pronouncement will have a material impact on its consolidated results of operations, financial position, and cash flows.

Stock Options—

The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ the Company’s net loss would have been increased to the pro forma amounts as follows:

		2004	2003	2002
Net loss:	As Reported	$(48,370)	$(17,108)	$(20,263)
	Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(247)	(261)	(284)

	Pro Forma	$48,617	$(17,369)	$(20,547)

The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively:

	2004	2003	2002
Risk-free interest rates	2.62%-3.24%	2.98%-3.26%	3.70%
Expected dividend yield	0%	0%	0%
Expected lives	6 years	6 years	6 years
Expected volatility	7.04%	8.44%	0.00%

Reclassifications—

Certain reclassifications have been made to the 2003 and 2002 amounts to conform to their 2004 classifications.

(4) Credit Arrangements

Following is a summary of the Company’s long-term debt as of December 31, 2004 and December 31, 2003:

	December 31,	December 31,
	2004	2003
Revolving credit facility, weighted average interest rate of 5.0%	$58,800	$24,375
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(7,397)	(8,514)
Senior Second Secured Notes, interest rate of 10.75%	165,000	165,000
Debt discount on Senior Second Secured Notes	(6,194)	(7,454)
Senior Unsecured Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,794	7,999
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,102	1,110
Capital lease obligations	3,794	4,590
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%	16	55

Total long-term debt	377,644	341,890
Less current maturities	(2,455)	(3,067)

Long-term portion	$375,189	$338,823

Scheduled maturities of long-term debt and future minimum lease payments under capital leases are:

	Long-term	Capital
Year	Debt	Leases	Total
2005	$1,379	$1,498	$2,877
2006	399	1,102	1,501
2007	59,395	880	60,275
2008	171,539	772	172,311
2009	154,729	234	154,963
Thereafter	—	52	52

Long-Term Debt and Lease Payments	387,441	4,538	391,979
Less: Debt Discount	(13,591)	—	(13,591)
Less: Amounts Representing Interest	—	(744)	(744)

	$373,850	$3,794	$377,644

On January 30, 2004, we established an $80,000 senior secured revolving credit facility, which was used to refinance our previous $50,000 revolving credit facility. As a result of the transaction, the company incurred a loss on the early extinguishment of long-term debt of $842, due to the expensing of deferred financing costs related to the previous revolving credit facility. On July 2, 2004, the Company increased the senior secured revolving credit facility to $95,000. The new credit facility, which matures on January 30, 2007, has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At December 31, 2004, all $95,000 was available under the calculation and the Company had outstanding letters of credit of $5,235 and available borrowings of $30,965. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

	For the Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Average borrowing	$54,539	$22,578	$15,156
Maximum borrowing	72,425	35,225	29,275
Weighted average interest rate	4.6%	5.5%	6.4%

On June 9, 2003, the Company completed an offering of $165,000 of senior second secured notes (the “Senior Notes”) in a private placement. The notes mature in June 2008 and were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company’s acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility which was subsequently increased by $24,375. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550, due to the expensing of deferred financing costs. The estimated fair value of the notes was $176.6 million as of December 31, 2004. The senior second secured notes are secured by substantially all assets of the Company.

As of December 31, 2004, the Senior Subordinated Notes (the “Notes”) have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased using the revolving credit facility for $14,311, resulting in a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes was $160.8 million as of December 31, 2004.

The guarantees by the merged subsidiaries of our Senior Second Secured Notes and the Senior Subordinated Notes and the pledge of the capital stock of certain of the merged subsidiaries that secured the Credit Agreement and the Senior Second Secured Notes immediately prior to the merger ceased to exist, effective December 31, 2004. As the surviving corporation in the merger, however, Dayton Superior, which is the issuer of the Senior Second Secured Notes, the Senior Subordinated Notes and the borrower under the Credit Agreement, succeeded to all of the assets and liabilities of each of the merged subsidiaries that had been guarantors of the notes and Credit Agreement.

Other long term debt at December 31, 2004 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value as of December 31, 2004 of $16 thousand

The wholly owned foreign subsidiary of the Company is not a guarantor of the Notes or the Senior Notes and does not have any credit arrangements senior to the Notes or the Senior Notes.

(5) Common Shares

Stock Option Plan—

Upon consummation of our recapitalization in 2000, we adopted the 2000 Stock Option Plan of Dayton Superior Corporation (‘‘Stock Option Plan’’). The Stock Option Plan permits the grant of stock options to purchase 769,254 common shares. Options to purchase 79,400, 92,859, and 147,225, common shares were granted during 2004, 2003, and 2002, respectively. Options that are cancelled may be reissued. As of December 31, 2004, options to purchase 43,048 common shares were available to be granted.

The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following the recapitalization, as well as new option grants. The terms of the option grants are ten years from the date of grant.

Generally, between 10% and 25% of the options have a fixed vesting period of less than three years. The remaining options are eligible to become exercisable in installments over one to five years from the date of grant based on the Company’s performance, but, in any case, become exercisable no later than nine years after the grant date.

These options may be subject to accelerated vesting upon certain change in control events based on Odyssey’s return on investment. Under the Stock Option Plan, the option exercise price equals the stock’s market price on date of grant.

A summary of the status of the Company’s stock option plans at December 31, 2004, 2003, and 2002, and changes during the years then ended is presented in the table and narrative below:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Outstanding at January 1, 2002	541,258	$24.17
Granted at a weighted average fair value of $5.43	147,225	27.50
Exercised	(3,050)	2.29
Cancelled	(13,749)	25.21

Outstanding at December 31, 2002	671,684	25.00
Granted at a weighted average fair value of $4.78	92,859	25.42
Cancelled	(120,704)	25.26

Outstanding at December 31, 2003	643,839	25.03
Granted at a weighted average fair value of $4.39	79,400	25.85
Exercised	(31,044)	1.96
Cancelled	(9,217)	27.39

Outstanding at December 31, 2004	682,978	$26.13

Price ranges and other information for stock options outstanding at December 31, 2004 are as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price
$4.00	9,843	$4.00	0.8 years	9,843	$4.00
$16.81 - $19.91	22,164	17.95	3.6	22,164	17.95
$24.00 - $27.50	650,971	26.74	6.7	125,824	26.87

	682,978	$26.13	6.5 years	157,831	$24.19

Shares exercisable were 161,050 and 188,092 as of December 31, 2003 and 2002, respectively.

Treasury Shares—

During 2002 the Company repurchased common shares from former employees in conjunction with the facility closing and severance plans discussed in Note 10. There were 7,459 shares repurchased for $205.

(6) Retirement Plans

Company-Sponsored Pension Plans—

The Company’s pension plans cover virtually all hourly employees not covered by multi-employer pension plans and provide benefits of stated amounts for each year of credited service. The Company funds such plans at a rate that meets or exceeds the minimum amounts required by applicable regulations. The plans’ assets are primarily invested in mutual funds comprised primarily of common stocks and corporate and U.S. government obligations.

The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees who retired prior to May 1, 1995.

	Pension	Pension	Symons	Symons
	Benefits	Benefits	Postretirement	Postretirement
	2004	2003	Benefits 2004	Benefits 2003
Change in benefit obligation
Benefit obligation at beginning of year	$10,198	$8,227	$648	$721
Service cost	622	483	—	—
Interest cost	610	563	28	46
Amendments	124	—	—	—
Actuarial loss/(gain)	485	1,424	(167)	45
Benefits paid	(422)	(499)	(31)	(164)

Benefit obligation at end of year	$11,617	$10,198	$478	$648

Change in plan assets
Fair value of plan assets at beginning of year	$7,648	$6,812	$—	$—
Actual return on plan assets	784	1,136	—	—
Employee contribution	—	—	—	109
Employer contribution	998	199	31	55
Benefits paid	(422)	(499)	(31)	(164)

Fair value of plan assets at end of year	$9,008	$7,648	$—	$—

Funded status	$(2,608)	$(2,550)	$(478)	$(648)
Unrecognized prior service cost	73	(37)	144	168
Unrecognized net loss (gain)	2,422	2,170	(150)	7

Net amount recognized	$(113)	$(417)	$(484)	$(473)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(2,513)	$(2,550)	$(484)	$(473)
Intangible Asset	73	—	—	—
Accumulated other comprehensive income	2,327	2,133	—	—

Net amount recognized	$(113)	$(417)	$(484)	$(473)

Components of net periodic benefit cost
Service cost	$622	$483	$—	$—
Interest cost	610	563	28	46
Expected return on plan assets	(636)	(536)	—	—
Amortization of actuarial loss	84	55	(11)	—
Amortization of prior service cost	14	5	24	24

Net periodic pension cost	$694	$570	$41	$70

Additional Information
Increase in minimum liability included in other comprehensive income	194	763	—	—

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

	Pension	Pension	Symons	Symons
	Benefits	Benefits	Postretirement	Postretirement
	2004	2003	Benefits 2004	Benefits 2003
Discount rate	5.75%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The weighted average assumptions used in the actuarial computation that derived net periodic benefit income (expense) were as follows:

	Pension	Pension	Pension	Symons	Symons	Symons
	Benefits	Benefits	Benefits	Postretirement	Postretirement	Postretirement
	2004	2003	2002	Benefits 2004	Benefits 2003	Benefits 2002
Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.5%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on assets. The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Our defined benefit pension plan’s assets are invested primarily in equity and fixed income mutual funds. We use long-term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan’s assets to develop our expected rate of return assumption used in the net periodic pension cost calculation.

Our postretirement healthcare benefit plan is unfunded and has no plan assets. Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for this benefit plan.

As of December 31, 2004 and 2003, the pension plan had accumulated benefit obligations equal to the projected benefit obligation of $11,617 and $10,198, respectively.

Assumed health care cost trend rates:

	December 31,
	2005	2004
Health care cost trend rate assumed for next year	13.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage Point	1 Percentage
	Increase	Point Decrease
Effect on total of service and interest cost components	$5	$(3)
Effect on the postretirement benefit obligation	9	(8)

Plan Assets

The pension plan asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2004	2003
Equity Securities	54%	55%
Debt Securities	33	36
Cash and Cash Equivalents	8	2
Insurance Contract	5	7

Total	100%	100%

The Company’s pension plan asset investment strategy is to invest in a combination of equities and fixed income investments while maintaining a moderate risk posture. The targeted asset allocation within the investment portfolio is 55% equities and 45% fixed income. The Company evaluates the performance of the pension investment program in the context of a three to five-year horizon.

Cash Flow

Contributions:

We expect to contribute $931 to the pension plan in 2005.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2005	$372	$45
2006	376	47
2007	411	48
2008	454	49
2009	480	49
Years 2010-2014	3,304	204

Multi-Employer Pension Plan—

Approximately 11% of the Company’s employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $308, $321, and $347 for the years ended December 31, 2004, 2003, and 2002, respectively.

401(k) Savings Plan—

Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $760, $767, and $993 for the years ended December 31, 2004, 2003, and 2002, respectively.

Retirement Contribution Account—

The Company has a defined contribution plan for substantially all salaried employees. Employees are not permitted to contribute to the plan. The Company suspended contributions to this account for service rendered in

2003 and 2004. Previously, participants earned 1.5% to 6.0% of eligible compensation, depending on the age of the employee. The amount charged to expense for the year ended December 31, 2002 was $1,791.

(7) Income Taxes

The following is a summary of the components of the Company’s income tax provision for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Currently payable (receivable):
Federal	$(239)	$(98)	$(4,000)
State and local	(19)	154	(354)
Foreign	(58)	459	603
Deferred (future tax benefit)	16,743	(11,228)	3,365

Total provision (benefit)	$16,427	$(10,713)	$(386)

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2004, 2003, and 2002 for the following reasons:

	2004	2003	2002
Statutory income tax rate	34.0%	34.0%	34.0%
State income taxes (net of federal tax benefit), before valuation allowance	3.7	4.9	(4.1)
Nondeductible goodwill amortization and other permanent differences	(0.8)	(0.4)	(8.6)
Foreign income taxes	1.4	—	(10.3)
Valuation allowance	(89.7)	—	—

Effective income tax rate	(51.4)%	38.5%	11.0%

The components of the Company’s deferred taxes as of December 31, 2004 and 2003 are the result of book/tax basis differences related to the following items:

	2004	2003
Deferred tax assets:
Accounts receivable reserves	$1,998	$1,123
Inventory reserves	848	1,100
Accrued liabilities	2,686	2,975
Other long-term liabilities	1,640	3,523
Net operating loss carryforwards	28,655	15,179
Other	217	170
Valuation allowance	(28,655)	—

Total	$7,389	$24,070

Deferred tax liabilities:
Accelerated depreciation	(17,590)	(16,248)
Goodwill and intangible assets	(671)	(814)
Note payable to seller of Safway	(1,137)	(1,400)
Other	—	(240)

Total	$(19,398)	$(18,702)

Net deferred taxes	$(12,009)	$5,368

For federal income tax purposes, the Company has federal net operating loss carryforwards of approximately $77,000, which expire over a six-year period beginning in 2019. The Company also has state net operating tax loss carryforwards of approximately $79,000, which expire over a period of five to twenty years beginning in 2005.

The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to these net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future the valuation allowance would be decreased or increased, resulting in a non-cash increase or decrease to net income.

A provision has not been made for domestic or additional foreign taxes on the undistributed portion of earnings of our foreign subsidiary as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximate $7,800. The amount of the deferred tax liability associated with these earnings has not been calculated, as it is impractical to determine.

(8) Segment Reporting

Effective January 1, 2004, the Company changed its financial reporting to three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percents of sales. Accordingly, this segmentation provides information for decision-making and resource allocation. Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales include material, manufacturing labor, overhead costs, and freight. Rental revenues represent the leasing of the rental equipment and are recognized ratably over the lease term. Cost of goods sold for rental revenues includes depreciation of the rental equipment, maintenance of the rental equipment, and freight. Sales of used rental equipment represent sales of the rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment consists of the net book value of the rental equipment. All other expenses, as well as assets and liabilities, are not tracked by sales type and therefore it is not practicable to disclose this information by segment. Depreciation was reflected in determining segment gross profit; however, it is no practicable to allocate the depreciation expense between the rental and used rental equipment segments. Export sales and sales by non-U.S. affiliates is not significant.

Information about the income of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Product sales	$348,036	$304,101	$320,221
Rental revenue	42,231	35,633	44,184
Used rental equipment sales	28,372	39,723	35,641

Net sales	418,639	379,457	400,046

Product cost of sales	265,228	236,877	236,932
Rental cost of sales	35,275	28,010	22,855
Used rental equipment cost of sales	10,388	12,791	13,675

Cost of sales	310,891	277,678	273,462

Product gross profit	82,808	67,224	83,289
Rental gross profit	6,956	7,623	21,329
Used rental equipment gross profit	17,984	26,932	21,966

Gross profit	$107,748	$101,779	$126,584

Depreciation Expense:
Product sales (Property, plant, and equipment)	$5,471	$6,926	$6,136
Rental Revenue (Rental equipment)	21,934	16,924	12,429
Corporate	2,624	2,084	2,285

Total depreciation	$30,029	$25,934	$20,850

(9) Commitments and Contingencies

Operating Leases—

Rental expense for property, plant and equipment (principally manufacturing/distribution, service/distribution, office facilities, forklifts, and office equipment) was $5,879, $6,301, and $6,318, for the years ended December 31, 2004, 2003 and 2002, respectively. Lease terms range from one to 20 years and some contain renewal options.

Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Operating Leases
2005	$6,156
2006	4,905
2007	3,274
2008	2,118
2009	1,173
Thereafter	9,578

Total	$27,204

Several of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense, and the rent paid as deferred rent, and begins amortizing such deferred rent upon the possession of the leased location.

Litigation—

From time to time, the Company is involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which the Company is currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Self-Insurance—

The Company is self-insured for certain of its group medical, workers’ compensation and product and general liability claims. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 2004, 2003 and 2002. The Company has reserved $4,699 and $5,116 as of December 31, 2004 and 2003, respectively. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on the type of claim. The stop loss amounts are as follows:

	Per occurrence and	Aggregate per annum
Insurance Type	Per annum levels	levels
Group Medical	$150	N/A
Worker’s Compensation	Up to 350	Up to $ 5,300
Product and General Liability	Up to 500	Up to 4,000

Severance Obligations—

The Company has employment agreements with certain of its executive management with annual base compensation ranging in value from $180 to $375. The agreements generally provide for salary continuation in the event of termination without cause for periods of one to three years. The agreements also contain certain non-competition clauses. As of December 31, 2004, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was approximately $2,140. In March 2005, employment of one executive was terminated. The salary continuation for this executive is $750, which will be paid through the Company’s normal payroll cycle through March 2007. An expense for such salary continuation, plus the related employer payroll taxes and health care benefits the executive is entitled to, will be recorded in the first quarter of 2005.

(10) Facility Closing and Severance Expenses

     During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the years ended December 31, 2002, 2003, and 2004 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2002	$—	$490	$—	$177	$667
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	—	(221)	—	(84)	(305)

Balance, December 31, 2002	—	269	—	93	362
Facility closing and severance expenses	—	(212)	—	—	(212)
Items charged against reserve	—	(57)	—	(93)	(150)

Balance, December 31, 2003	$—	$—	$—	$—	$—

     During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 500, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2002, 2003, and 2004 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2002	$931	$524	$—	$786	$2,241
Facility closing and severance expenses	—	—	108	—	108
Items charged against reserve	(931)	(314)	(108)	(475)	(1,828)

Balance, December 31, 2002	—	210	—	311	521
Facility closing and severance expenses	—	379	—	—	379
Items charged against reserve	—	(175)	—	(311)	(486)

Balance, December 31, 2003	—	414	—	—	414
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve		(414)	—	—	(414)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 200, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2002, 2003, and 2004 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$4,441	$650	$—	$200	$5,291
Items charged against reserve	(2,029)	(566)	—	(200)	(2,795)

Balance, December 31, 2002	2,412	84	—	—	2,496
Facility closing and severance expenses	202	(11)	—	—	191
Items charged against reserve	(2,414)	(73)	—	—	(2,487)

Balance, December 31, 2003	200	—	—	—	200
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	(200)	—	—	—	(200)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2003, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 120, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2003, and 2004 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$988	$27	$—	$921	$1,936
Items charged against reserve	(988)	(27)	—	(921)	(1,936)

Balance, December 31, 2003	—	—	—	—	—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2004, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 75, in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2004 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$611	$307	$595	$398	$1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	$—	$120	$—	$—	$120

The total expected future expense for commitments under this plan is approximately $500 and will be expensed in accordance with SFAS No. 146.

(11) Related Party Transactions

For the years ended December 31, 2004, 2003, and 2002, the Company reimbursed Odyssey Investment Partners, LLC, the majority shareholder, for travel, lodging, and meals of $86, $315, and $228, respectively.

(12) Quarterly Financial Information (Unaudited)

	2004
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$89,117	$115,206	$114,548	$99,768	$418,639
Gross profit	20,607	31,449	32,059	23,633	107,748
Net loss	(15,868)	(2,681)	(1,843)	(27,978)	(48,370)

	2003
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$72,306	$105,864	$101,288	$100,000	$379,457
Gross profit	20,834	30,619	23,638	26,688	101,779
Net loss	(5,390)	(460)	(6,393)	(4,865)	(17,108)

(13) Subsequent Event

On March 8, 2005, Dayton Superior Corporation’s Board of Directors appointed John A. Ciccarelli as President and Chief Executive Officer of the company on an interim basis, to replace Mr. Stephen R. Morrey as President, Chief Executive Officer, and Director of the company who was terminated on March 7, 2005.

DAYTON SUPERIOR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

	Additions			Deductions
				Charges
		Charged		for Which
	Balance at	to Costs		Reserves	Balance at
	Beginning of	and		Were	End of
	Year	Expenses	Other	Created	Year
Reserves for Doubtful Accounts and Sales Returns and Allowances
For the year ended December 31, 2004	$4,939	$3,796	$—	$(3,360)	$5,375
For the year ended December 31, 2003	4,861	6,521	—	(6,443)	4,939
For the year ended December 31, 2002	7,423	1,848	—	(4,410)	4,861
Valuation Allowance
For the year ended December 31, 2004	$—	$28,655	$—	$—	$28,655

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is required as of December 31, 2006. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design of and operation of our internal controls including further formalization of policies and procedures and improving segregation of duties. Although we believe that our efforts will enable us to provide the required management report on internal controls and our independent auditors to provide the required attestation as of fiscal year end 2006, we can give no assurance that these efforts will be successfully completed in a timely manner.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following table sets forth the name, age and position of our executive officers and directors as of December 31, 2004.

Name	Age	Position
John A. Ciccarelli	65	Chairman of the Board of Directors
Stephen R. Morrey	50	President, Chief Executive Officer and Director
Peter J. Astrauskas	54	Vice President, Engineering
Raymond E. Bartholomae	58	Vice President, Sales and Marketing
Dennis P. Haggerty	53	Vice President, Supply Chain Management
Steven C. Huston	50	Vice President, General Counsel and Secretary
Mark K. Kaler	47	Vice President, Strategic Planning
Edward J. Puisis	44	Vice President and Chief Financial Officer
Thomas W. Roehrig	39	Vice President of Corporate Accounting
Stephen Berger	65	Director
William F. Hopkins	41	Director
Douglas W. Rotatori	44	Director

John A. Ciccarelli has been interim President and Chief Executive Officer since March 2005, Director since 1994 and Chairman of our Board of Directors since 2000. Mr. Ciccarelli was President and Chief Executive Officer from 1989 until 2002.

Stephen R. Morrey was President, Chief Executive Officer and a Director from July 2002 through March 2005. From June 2001 to July 2002, Mr. Morrey was President of Alcoa Automotive Castings. From 1999 to June 2001, he was Vice President of Operations for the Occupant Safety Systems Division of TRW.

Peter J. Astrauskas has been Vice President, Engineering since September 2003. From 2001 to 2003, he was Vice President, Engineering for Alcoa Automotive. From 1994 to 2001, he was the Director, Global Manufacturing Engineering for TRW Safety Systems.

Raymond E. Bartholomae has been Vice President, Sales and Marketing since August 2003. He has been employed by Symons Corporation since January 1970 and had been Vice President and General Manager, Symons, from February 1998 to August 2003.

Dennis P. Haggerty has been Vice President, Supply Chain Management since October 2002. From October 2001 to October 2002, he was Director of Business Development/Quality for Alcoa Automotive Castings. From February 2000 to October 2001, he was Executive Vice President for Ventra Plastics.

Steven C. Huston has been Vice President, General Counsel and Secretary since January 2003. From January 2002 to January 2003, he was Deputy General Counsel and Assistant Secretary. Mr. Huston was in private practice from February 2001 through December 2001, and prior to that, served as Counsel—North America for Wm. Wrigley Jr. Company from March 1997 to February 2001.

Mark K. Kaler has been Vice President, Strategic Planning since August 2003. He served as Vice President and General Manager, Construction Products Group division from October 2002 to August 2003. From April 1996 to October 2002, Mr. Kaler was Vice President and General Manager, American Highway Technology division.

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

Douglas W. Rotatori has been a principal of Odyssey Investment Partners, LLC since 1998.

We have five directors. Each director is elected to serve until the next annual meeting of shareholders or until a successor is elected. Our executive officers are elected by the directors to serve at the pleasure of the directors. There are no family relationships between any of our directors or executive officers. Except for Mr. Ciccarelli (who was compensated for serving as a non-executive Chairman prior to becoming our interim President and Chief Executive Officer), our directors, all of whom are employed by Odyssey, or us do not receive any compensation for their service as directors.

The Audit Committee of our Board of Directors consists of Messrs. Berger, Hopkins, and Rotatori, none of who is considered independent under the rules of the national securities exchanges. The Board of Directors has determined that Mr. Rotatori is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission.

We have adopted a Code of Ethics that specifically applies to our senior financial officers, including our President and Chief Executive Officer, Chief Financial Officer, Vice President of Corporate Accounting, and Treasurer. Our Code of Ethics was previously filed on Form 10-K as Exhibit 14.

Item 11. Executive Compensation

The following table summarizes the 2004, 2003, and 2002 compensation for our chief executive officer and each of the other four most highly compensated executive officers who were serving as executive officers at December 31, 2004 or who had served as an executive officer during 2004.

							Long-Term
							Compensation
			Annual Compensation				Awards	Payouts
					Other Annual		Shares	Long-Term
Name and Principal		Salary	Bonus		Compensation		Underlying	Incentive	All Other
Position	Year	($)	($)		($)		Options (#)(1)	Payouts ($)	Compensation($)(2)

Stephen R. Morrey	2004	$375,000	—		$3,413		—	$—	$4,100
President and Chief	2003	375,000	135,000		195,709	(3)	—	—	4,000
Executive Officer	2002	173,077	235,000		77,102	(3)	100,000	—	—

Raymond E. Bartholomae	2004	$260,000	165,000		$—		10,000	$—	$4,100
Vice President,	2003	243,942	140,000		—		12,000	—	4,000
Sales and Marketing	2002	210,000	120,000		—		—	—	16,000

Edward J. Puisis	2004	$250,000	200,000		$114,366	(4)	—	$—	$1,923
Vice President and	2003	96,154	325,000	(5)	—		55,000	—	—
Chief Financial Officer

Mark K. Kaler	2004	$227,000	100,000		$—		—	$—	$4,100
Vice President,	2003	227,000	70,000		—		12,000	—	4,000
Strategic Planning	2002	184,077	110,000		—		—	—	13,000

Dennis Haggerty	2004	$225,000	110,000		$44,227	(6)	—	$—	$3,587
Vice President,	2003	225,000	100,000		43,122	(6)	—	—	3,500
Supply Chain	2002	55,385	32,653		—		35,000	—	—
Management

(1)	Options to purchase common shares were granted under our stock option plans at an exercise price of $27.50 per share, except for Mr. Puisis’ options, and Mr. Bartholomae’s 2004 options, which have an exercise price of $24.00 per share. The options become exercisable based on a combination of service and performance factors.

(2)	Consists of:

	Matching 401(k) Contributions			Contributions to 401(k) Savings Plan
	2004	2003	2002	2004	2003	2002

Mr. Morrey	$4,100	$4,000	$—	$—	$—	$—
Mr. Bartholomae	4,100	4,000	4,000	—	—	12,000
Mr. Puisis	1,923	—	—	—	—	—
Mr. Kaler	4,100	4,000	4,000	—	—	9,000
Mr. Haggerty	3,587	3,500	—	—	—	—

(3)	The amounts included in this column which represent more than 25% of the total perquisites and personal benefits received by Mr. Morrey were relocation expense paid by us of $70,402 in 2002 and $176,119 in 2003.

(4)	The amounts included in this column which represent more than 25% of the total perquisites and personal benefits received by Mr. Puisis were relocation expenses paid by us of $52,584.

(5)	The bonus amount for Mr. Puisis reflects a signing bonus of $175,000 he received upon his employment with Dayton Superior and a $150,000 bonus under the Company’s annual bonus plan.

(6)	The amounts included in this column which represent more than 25% of the total perquisites and personal benefits received by Mr. Haggerty were temporary living and mileage expenses paid by the Company of $18,150 in 2003 and $29,322 in 2004 and a car allowance of $13,800 in 2003, and 2004.

Employment Agreements

We have entered into employment agreements with each of Messrs. Bartholomae and Puisis. Generally, each employment agreement provides:

•	Each executive officer is an “employee at will.”

•	Each executive officer is entitled to participate in our executive annual bonus plan and in our various other employee benefit plans and arrangements which are applicable to senior officers.

•	If an executive officer is terminated without cause during the term of his employment agreement, he will be entitled to receive a pro rata share of his bonus for the year of termination, to continue to receive his annual base salary for a period of 12 to 36 months and to continue coverage under our medical and dental programs for from one to three years on the same basis as he was entitled to participate prior to his termination.

•	Each executive officer is prohibited from competing with us during the term of his employment under the employment agreement and, under certain conditions, from one to three years following termination of his employment or expiration of the term of his employment agreement.

Mr. Puisis’ employment agreement also provides the following:

•	His annual base salary is $250,000, which may be increased by our Board of Directors at its discretion.

•	The term of his employment is two years, beginning August 11, 2003. His employment agreement will be automatically extended for additional one-year periods unless either of us notifies the other not later than 120 days before the end of a term.

•	He received in 2003 a one-time signing bonus of $175,000 and reimbursement for expenses he incurred in connection with his move to the Dayton, Ohio area.

•	He receives an annual car allowance, payment of the annual membership fee in a country, alumni or social club of his choice (up to a specified maximum amount) as well as payment of the initiation fee in that country, alumni or social club (up to a specified amount).

We also entered into an employment agreement with Mr. Steven R. Morrey, which was modified by a letter agreement we entered into with him in connection with the termination of his employment as our President and Chief Executive Officer and a director, effective March 7, 2005. Under these two agreements together:

•	We paid him, in connection with the termination of his employment, $100,000 in lieu of certain salary, bonus and other amounts that otherwise might have been payable to him under his employment agreement, and he was required to apply the after-tax proceeds of this payment to the partial repayment of certain loans we made to him in July 2002 when he was hired by us.

•	He will continue to receive his annual base salary of $375,000 and coverage under our medical and dental programs until March 7, 2007.

•	He is prohibited from competing with us until March 7, 2007.

Management Stockholders’ Agreement

     We along with Odyssey and our employee stockholders, including the officers named in the Summary Compensation Table (the “Management Stockholders”), are partners to a Management Stockholders’ Agreement (the “Management Stockholders’ Agreement”) which governs our common shares, options to purchase our common shares and shares acquired upon exercise of options.

     The Management Stockholders’ Agreement provides that except for certain transfers to family members and family trusts, no Management Stockholder may transfer common stock except in accordance with the Management Stockholders’ Agreement.

     The Management Stockholders’ Agreement also provides that, upon termination of the employment of a Management Stockholder, the Management Stockholder has certain put rights and we have certain call rights regarding his or her common stock.

     If the provisions of any law, the terms of credit and financing arrangements or our financial circumstances would prevent us from making a repurchase of shares pursuant to the Management Stockholders’ Agreement, we will not make the purchase until all such prohibitions lapse, and will then also pay the Management Stockholder a specified rate of interest on the repurchase price.

     The Management Stockholders’ Agreement further provides that in the event of certain transfers of common shares by Odyssey, the Management Stockholders may participate in such transfers and/or Odyssey may require the Management Stockholders to transfer their shares in such transactions, in each case on a pro rata basis.

     Certain Management Stockholders are entitled to participate on a pro rata basis with, and on the same terms as, Odyssey in any future offering of common shares.

Fiscal 2004 Stock Option Grants

     The stock options granted in 2004 to Mr. Bartholomae are shown in the following table. The table also shows the hypothetical gains that would exist for the options at the end of their ten year terms, assuming compound rates of stock appreciation of 5% and 10%, respectively. The actual future value of the options will depend on the market or appraised value of the common shares.

Option Grants in Last Fiscal Year
Potential Realizable Value
at Assumed Annual Rates
of Stock Price Appreciation
	Individual Grants					for Option Term
Number of
	Shares		% of Total
	Underlying		Options	Exercise
	Options		Granted to Employees	Price	Expiration
Name	Granted (#)		in 2004	($/Sh)	Date	5%($)	10%($)

Raymond E.
Bartholomae	10,000	(1)	12.6%	$24.00	8/11/13	$150,935	$382,498

(1)	Options were granted under the 2000 Stock Option Plan with an exercise price that represents the fair market value of a Common Share on the date the options were granted. These options vest as follows: 5% vest immediately at time of grant, 5% vest at the second anniversary of the grant and the remaining 90% are eligible to become exercisable in installments over one to five years from the date of grant based on the Company’s performance, but, in any case, become exercisable not later than nine years after the grant date. All unvested options will become fully exercisable upon a change in control (as defined in the 2000 Stock Option Plan), if Odyssey receives at least a targeted return on its investment.

Fiscal Year-End Option Values

The number and value of options exercised and the number and value of all unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2004 are shown in the following table.

	Shares		Number of Shares	Value of Unexercised In-
	Acquired on		Underlying Unexercised	the-Money Options at
Name	Exercise (#)	Value Realized ($)	Options at 12/31/04 (#)	12/31/04($)(1)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Stephen R. Morrey	—	—	25,000/75,000	$0/$0
Dennis Haggerty	—	—	3,500/31,500	0/0
Raymond E. Bartholomae	—	—	12,452/59,441	14,847/0
Mark K. Kaler	8,696	$177,833	11,479/48,017	55,050/0
Edward J. Puisis	—	—	4,582/50,418	0/0

(1)	Represents the excess of $22.35, the fair market value as of December 31, 2004, based on an independent appraisal, over the aggregate option exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common shares as of December 31, 2004 by:

•	each person known by us to beneficially own more than 5% of our common shares;

•	directors;

•	executive officers listed in the compensation table; and

•	directors and executive officers as a group.

We have determined beneficial ownership as reported below in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Beneficial ownership generally includes sole or shared voting or investment power with respect to the shares and includes the number of common shares subject to all outstanding options. The percentages of our outstanding common shares are based on 4,585,871 shares outstanding, except for certain parties who hold options that are exercisable into common shares within 60 days. The percentages for those parties who hold options that are exercisable within 60 days are based on the sum of 4,554,269 shares outstanding plus the number of common shares subject to options exercisable within 60 days held by them and no other person, as indicated in the notes following the table. The number of common shares beneficially owned has been determined by assuming the exercise of options exercisable into common shares within 60 days. Unless otherwise indicated, voting and investment power are exercised solely by each individual and/or a member of his household.

	Number of Common
	Shares Beneficially	% of Common
Name of Beneficial Owner:	Owned	Shares
Odyssey (1)	4,208,317	91.8
Raymond E. Bartholomae (2)	34,129	*
Stephen Berger (3)	4,208,317	92.4
John A. Ciccarelli (4)	76,312	1.7
Dennis P. Haggerty (5)	5,500	*
William F. Hopkins (3)	4,208,317	92.4
Mark K. Kaler (6)	48,686	1.1
Edward J. Puisis (7)	10,767	*
Stephen R. Morrey (8)	39,546	*
Douglas Rotatori (3)	4,208,317	92.4
Executive officers and directors as a group (12 persons) (9)	4,431,172	94.5

*	Signifies less than 1%.

(1)	Consists of 4,208,317 common shares owned in the aggregate by Odyssey Investment Partners Fund, LP (the ‘‘Fund’’), certain of its affiliates and certain co-investors (together with the Fund, ‘‘Odyssey’’). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, New York.

(2)	Includes 13,052 common shares issuable upon exercise of options exercisable within 60 days.

(3)	Consists of 4,208,317 common shares owned in the aggregate by Odyssey. Messrs. Berger and Hopkins are managing members of the Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to the shares deemed to be beneficially owned by Odyssey. Mr. Rotatori is a member of Odyssey Investment Partners, LLC. Each of Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of these shares.

(4)	Includes 37,051 common shares issuable upon exercise of options exercisable within 60 days.

(5)	Includes 3,500 common shares issuable upon exercise of options exercisable within 60 days.

(6)	Includes 12,079 common shares issuable upon exercise of options exercisable within 60 days.

(7)	Includes 9,167 common shares issuable upon exercise of options exercisable within 60 days.

(8)	Includes 25,000 common shares issuable upon exercise of options exercisable within 60 days.

(9)	As described in note 3, Messrs. Berger and Hopkins may each be deemed to share voting and investment power with respect to the shares beneficially owned by Odyssey and Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of the shares beneficially owned by Odyssey. Excluding the shares deemed to be owned by Odyssey, all executive officers and directors as a group beneficially own 222,855 common shares.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	682,978	$24.19	43,048
Equity compensation plans not approved by security holders	—	—	—
Total	682,978	$24.19	43,048

Item 13. Certain Relationships and Related Transactions.

Employment and Rollover Agreements

In connection with the 2000 recapitalization, we entered into employment and other ‘‘rollover’’ agreements with John A. Ciccarelli, Raymond E. Bartholomae and Mark K. Kaler. Generally, the ‘‘rollover’’ agreements required each executive officer to retain common shares and, in most cases, stock options, with a specified aggregate value following the recapitalization. In some cases, the executive officer agreed to exercise stock options in order to obtain some of the common shares, which he agreed to retain following the recapitalization. These agreements provided that if the executive officer exercised stock options in order to obtain some of the common shares he is required to retain and he so requested, we made a non-interest bearing, recourse loan to him in an amount equal to the exercise price of the options plus the estimated federal and state income tax liability he incurred in connection with the exercise. If the executive officer purchased some of the common shares he is required to retain and he so requested, we made a 6.39% interest deferred recourse loan to him. These loans are secured by a pledge of the shares issued.

As of December 31, 2004, the amounts outstanding were $74,267 for Mr. Ciccarelli, $400,913 for Mr. Morrey, $585,969 for Mr. Bartholomae, and $291,069 for Mr. Kaler. These amounts were also the largest amounts outstanding for these loans during the period January 1, 2004 through December 31, 2004.

Odyssey Financial Services

During 2004, we reimbursed Odyssey for approximately $86,000 of out-of-pocket expenses for travel, lodging and meals.

Management Stockholders’ Agreement

We, along with Odyssey and our employee stockholders, including our executive officers, are parties to a Management Stockholders’ Agreement, which is described in more detail under Item 11 above.

PART IV

Item 14. Principal Accounting Fees and Services

The services performed by Deloitte & Touche LLP in 2004 and 2003 were pre-approved by our Audit Committee. Our Audit Committee requires any requests for audit, audit-related, tax, or any other services to be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. In addition, although not required by the rules and regulations of the SEC, the Audit Committee requests a range of fees associated with each proposed service. Providing a range of fees for a service permits appropriate oversight and control of the independent auditor relationship, while permitting us to receive immediate assistance from the independent auditor when time is of the essence.

We retained Deloitte & Touche LLP to audit our consolidated financial statements for the years ended 2004 and 2003. To minimize relationships that could appear to impair the objectivity of Deloitte & Touche, our audit committee has restricted the non-audit services that Deloitte & Touche may provide to us primarily to audit services and tax services. In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002.

The aggregate fees billed for professional services by Deloitte & Touche LLP, our independent accountants, in 2004 and 2003 for these various services were:

Type of Fees	2004	2003

Audit fees (1)	$460.4	$645.9
Audit-related fees	22.3	197.8
Tax fees	465.0	855.2

Total fees	$947.7	$1,698.9

(1)	Audit fees for 2003 include $345.7 of costs related to the 2000, 2001, and 2002 restatements as disclosed in our Form 10-K/A for the year ended December 31, 2002.

     In the above table, in accordance with new SEC definitions and rules, “audit fees” are fees we paid Deloitte & Touche for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, or for comfort letters, statutory and regulatory audits, consents and other services related to SEC matters; “audit-related fees” are fees billed by Deloitte & Touche for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, due diligence associated with mergers/acquisitions, financial accounting and reporting consultations, and information systems reviews; “tax fees” are fees for tax compliance, tax advice, and tax planning. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

Independent Auditors Report.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts (at Item 8 of this Report)

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

DAYTON SUPERIOR CORPORATION

March 31, 2005

	By	/s/John A. Ciccarelli

John A. Ciccarelli
Chairman of the Board of Directors,President,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/John A. Ciccarelli John A. Ciccarelli	Chairman of the Board of Directors, President, Chief Executive Officer	March 31, 2005

/s/Edward J. Puisis Edward J. Puisis	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/Thomas W. Roehrig Thomas W. Roehrig	Vice President of Corporate Accounting (Principal Accounting Officer)	March 30, 2005

/s/ Stephen Berger Stephen Berger	Director	March 31, 2005

/s/William F. Hopkins William F. Hopkins	Director	March 30, 2005

/s/Douglas Rotatori Douglas Rotatori	Director	March 31, 2005

Index of Exhibits

Exhibit No.		Description
(2)	Acquisition Agreements
	2.1	Asset Purchase Agreement, dated as of June 30, 2003, by and among the Company and Symons Corporation, and Safway Formworks Systems L.L.C. and Safway Services, Inc. [Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2003]	†

	2.1.1	Amendment One, dated as of July 15, 2003, to the Asset Purchase Agreement among the Company and Symons Corporation, and Safway Formworks Systems L.L.C. and Safway Services, Inc. [Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on August 13, 2003]	†

	2.1.2	Amendment Two, dated as of July 29, 2003, to the Asset Purchase Agreement among the Company and Symons Corporation, and Safway Formworks Systems L.L.C. and Safway Services, Inc. [Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on August 13, 2003]	†

(3)	Articles of Incorporation and By-Laws

	3.1	Amended Articles of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-41392)]	†

	3.2	Code of Regulations of the Company (as amended) [Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-41392)]	†

(4)	Instruments defining the Rights of Security Holders, Including Indentures

	4.1	Form of Junior Convertible Subordinated Indenture between Dayton Superior Corporation and Firstar Bank, N.A., as Indenture Trustee [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†

	4.1.1	First Supplemental Indenture dated January 17, 2000, between Dayton Superior Corporation and Firstar Bank, N.A., as Trustee	**

	4.1.2	Form of Junior Convertible Subordinated Debenture [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†

Exhibit No.		Description
	4.2	Indenture dated June 16, 2000 among the Company, the Guarantors named therein, as guarantors, and United States Trust Company of New York, as trustee, relating to $170,000,000 in aggregate principal amount of 13% Senior Subordinated Notes due 2009 and registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†

	4.2.1	First Supplemental Indenture dated as of August 3, 2000. [Incorporated by reference to Exhibit 4.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†

	4.2.2	Second Supplemental Indenture dated as of January 4, 2001. [Incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†

	4.2.3	Third Supplemental Indenture dated as of June 19, 2001. [Incorporated by reference to Exhibit 4.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†

	4.2.4	Fourth Supplemental Indenture dated as of September 30, 2003. [Incorporated by reference to Exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.3	Specimen Certificate of 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†

	4.4	Specimen Certificate of the registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†

	4.5	Warrant Agreement dated as of June 16, 2000 between the Company and United States Trust Company of New York, as Warrant Agent [Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.6	Warrant Shares Registration Rights Agreement dated as of June 16, 2000 among the Company and the Initial Purchasers [Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.7	Tag-Along Sales Agreement dated as of June 16, 2000 among the Company, Odyssey Investment Partners Fund, LP and the Initial Purchasers [Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.8	Senior Second Secured Notes Indenture with respect to the 10 3/4% Senior Second Secured Notes due 2008, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, dated June 9, 2003 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.9	Form of 10 3/4% Senior Second Secured Note due 2008 (included in Exhibit 4.5)	†

Exhibit No.		Description
	4.10	Second Amended and Restated Security Agreement, among the Company, certain former subsidiaries of the Company and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.11	Second Amended and Restated Pledge Agreement, among the Company, Trevecca Holdings, Inc. and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.12	Credit Agreement among the Company, the other persons designated as Credit Parties, General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, the other Lenders and GECC Capital Markets Group, Inc., as Lead Arranger, dated January 30, 2004 [Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.12.1	Amendment One dated as of June 30, 2004 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC	**

	4.12.2	Amendment Two dated as of February 23, 2005 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2005]	†

	4.13	Security Agreement among the Company, certain former subsidiaries of the Company and General Electric Capital Corporation, as Agent, dated January 30, 2004 [Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.14	Pledge Agreement among the Company, Trevecca Holdings, Inc. and General Electric Capital Corporation, as Agent, dated January 30, 2004 [Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

Certain instruments defining the rights of holders of long-term debt of the Company have not been filed because the total amount does not exceed 10% of the total assets of the Company and its subsidiary on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

(10)	Material Contracts

	10.1	Management Incentive Plan	* **

	10.2	Employment Agreement dated effective June 12, 2002 by and between Dayton Superior Corporation and Stephen R. Morrey [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002]	†*

	10.2.1	Secured Promissory Note dated July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey. [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2002]	†*

Exhibit No.		Description
	10.2.2	Secured Promissory Note dated July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey. [Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2002]	†*

	10.2.3	Repayment and Stock Pledge Agreement dated as of July 22, 2002 between Dayton Superior Corporation and Stephen R. Morrey. [Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2002]	†*

	10.2.4	Letter Agreement dated as of March 14, 2005 between the Dayton Superior Corporation and Stephen R. Morrey [Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 14, 2005]	†

	10.3	Employment Agreement between the Company and Edward J. Puisis [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*

	10.4	Letter Agreement dated August 13, 2003 between Raymond Bartholomae and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*

	10.5	Management Stockholder’s Agreement dated June 16, 2000 by and among the Company, Odyssey Investment Partners Fund, LP and the Management Stockholders named therein [Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†*

	10.6	Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†*

	10.6.1	First Amendment to 2000 Stock Option Plan of Dayton Superior Corporation [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001]	†*

	10.6.2	Second Amendment to 2000 Stock Option Plan of Dayton Superior Corporation dated July 15, 2002 [Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*

	10.6.3	Third Amendment to 2000 Stock Option Plan of Dayton Superior Corporation dated October 23, 2002 [Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*

	10.6.4	Fourth Amendment to 2000 Stock Option Plan of Dayton Superior Corporation dated February 10, 2004. [Incorporated by reference to Exhibit 10.10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†*

Exhibit No.		Description
	10.6.5	Form of Amended and Restated Stock Option Agreement entered into between Dayton Superior Corporation and certain of its executive officers [Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*

	10.6.6	Form of First Amended to Stock Option Agreement dated as of July 1, 2003 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2003]	†*

(14)	Code of Ethics
	14	Code of Ethics for Senior Financial Officers [Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

(21)	Subsidiaries of the Registrant
	21.1	Subsidiaries of the Company	**

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**

(32)	Section 1350 Certifications
	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**

	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed