Form 10-Q
period 2005-04-01
DAYTON SUPERIOR CORP
filed 2005-05-16
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED April 1, 2005	COMMISSION FILE NUMBER 1-11781

DAYTON SUPERIOR CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130
Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 937-428-6360

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

4,571,885 Common Shares were outstanding as of May 16, 2005

Part I. — Financial Information

Item 1 — Financial Statements

Dayton Superior Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 1, 2005 and December 31, 2004
(Amounts in thousands)
(Unaudited)

	April 1,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$—	$4,504
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $4,115 and $5,375	69,568	68,031
Inventories	65,471	59,389
Prepaid expenses and other current assets	7,271	8,392
Prepaid income taxes	555	365
Deferred income taxes	5,465	5,465

Total current assets	148,330	146,146

Rental equipment, net of accumulated depreciation of $41,577 and $38,756	68,468	69,662

Property, plant and equipment	119,845	118,385
Less accumulated depreciation	(60,992)	(58,927)

Net property, plant and equipment	58,853	59,458

Goodwill	107,643	107,643
Intangible assets, net of accumulated amortization	6,570	7,185
Other assets	3,157	4,044

Total assets	$393,021	$394,138

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$2,490	$2,455
Accounts payable	20,815	21,086
Accrued compensation and benefits	8,927	12,700
Accrued interest	7,810	6,746
Accrued freight	3,817	3,722
Other accrued liabilities	4,741	4,154

Total current liabilities	48,600	50,863

Revolving credit facility	73,975	58,800
Other long-term debt, net of current portion	316,813	316,389
Other long-term liabilities	23,896	23,616

Total liabilities	463,284	449,668

Shareholders’ deficit:
Common shares	116,037	116,024
Loans to shareholders	(2,712)	(2,767)
Treasury shares, at cost, 36,747 shares in 2005 and 2004	(1,184)	(1,184)
Cumulative other comprehensive loss	(1,249)	(1,137)
Accumulated deficit	(181,155)	(166,466)

Total shareholders’ deficit	(70,263)	(55,530)

Total liabilities and shareholders’ deficit	$393,021	$394,138

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiaries
Consolidated Statements of Operations
For The Three Fiscal Months Ended April 1, 2005 and April 2, 2004
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	April 1, 2005	April 2, 2004
Product sales	$71,089	$75,291
Rental revenue	10,130	9,429
Used rental equipment sales	4,563	4,397

Net sales	85,782	89,117

Product cost of sales	55,149	58,834
Rental cost of sales	8,501	8,149
Used rental equipment cost of sales	1,223	1,527

Cost of sales	64,873	68,510

Product gross profit	15,940	16,457
Rental gross profit	1,629	1,280
Used rental equipment gross profit	3,340	2,870

Gross profit	20,909	20,607

Selling, general and administrative expenses	23,014	22,666

Facility closing and severance expenses	250	472
Loss on disposals of property, plant, and equipment	61	59
Amortization of intangibles	142	248

Loss from operations	(2,558)	(2,838)

Other expenses
Interest expense	12,141	11,893
Loss on early extinguishment of long-term debt	—	842
Other expense	(10)	295

Loss before benefit for income taxes	(14,689)	(15,868)

Benefit for income taxes	—	—

Net loss	$(14,689)	$(15,868)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For The Three Fiscal Months Ended April 1, 2005 and April 2, 2004
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	April 1, 2005	April 2, 2004
Cash Flows From Operating Activities:
Net loss	$(14,689)	$(15,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,309	6,860
Amortization of intangibles	142	248
Loss on early extinguishment of long-term debt	—	842
Deferred income taxes	(74)	126
Amortization of deferred financing costs and debt discount	1,352	1,342
Gain on sales of rental equipment	(3,340)	(2,870)
Loss on sales of property, plant and equipment	61	59
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,537)	(9,226)
Inventories	(6,082)	(7,230)
Accounts payable	(271)	2,121
Accrued liabilities and other long-term liabilities	(1,749)	(3,654)
Prepaid expenses and other assets	1,890	(2,274)

Net cash used in operating activities	(16,988)	(29,524)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(1,623)	(1,017)
Proceeds from sales of property, plant and equipment	4	—
Rental equipment additions	(5,175)	(3,897)
Proceeds from sales of rental equipment	4,563	4,397
Acquisition	—	(245)

Net cash used in investing activities	(2,231)	(762)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility, net	15,175	30,600
Repayments of other long-term debt	(413)	(312)
Financing costs incurred	(3)	(2,199)
Repayment of loans to shareholders	55	—
Issuance of common shares	13	12

Net cash provided by financing activities	14,827	28,101

Effect of Exchange Rate Changes on Cash	(112)	190

Net increase (decrease) in cash	(4,504)	(1,995)

Cash, beginning of period	4,504	1,995

Cash, end of period	$—	$—

Supplemental Disclosures:
Cash paid for income taxes	$54	$586
Cash paid for interest	9,721	9,751

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
For The Three Months Ended April 1, 2005 and April 2, 2004
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	April 1, 2005	April 2, 2004
Net loss	$(14,689)	$(15,868)

Other comprehensive income:
Foreign currency translation adjustment	(112)	190

Comprehensive loss	$(14,801)	$(15,678)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(1)	Consolidated Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2004. The interim results may not be indicative of future periods.

(2)	Accounting Policies

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of April 1, 2005 and December 31, 2004:

	April 1, 2005	December 31, 2004
Raw materials	$19,215	$21,663
Work in progress	3,226	2,588
Finished goods	43,030	35,138

Total Inventory	$65,471	$59,389

(c)	New Accounting Pronouncements — In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance on the accounting for the effects of the Act’s repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 was effective upon issuance. This pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position, and cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS 123 ® is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating this pronouncement and does not anticipate a material impact on the Company’s results of operations.

(d)	Stock Options — The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123, ''Accounting for Stock-Based Compensation,’’ the Company’s net loss and net loss per share would have been increased to the pro forma amounts as follows:

	Three fiscal months ended
	April 1, 2005	April 2, 2004
Net income (loss)
As Reported	$(14,689)	$(15,868)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(72)	(62)

Pro Forma	$(14,761)	$(15,930)

(e)	Reclassifications — Certain reclassifications have been made to the 2004 amounts to conform to their 2005 classifications.

(3)	Credit Arrangements

On January 30, 2004, the Company established an $80,000 senior secured revolving credit facility, which was used to refinance the previous $50,000 facility. The Company recorded a loss on the early extinguishment of long-term debt of $842 due to the expensing of deferred financing costs on the previous facility. The facility was subsequently increased to $95,000 and matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At April 1, 2005, the Company had an outstanding balance of $73,975 at a weighted average interest rate of 5.6% as compared with $58,800 outstanding at December 31, 2004. Outstanding letters of credit were $6,983 and available borrowings were $14,042 under this revolving credit facility at April 1, 2005. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended
	April 1, 2005	April 2, 2004
Revolving Credit Facility:
Average borrowings	$62,780	$35,740
Peak borrowing	75,775	54,975
Weighted average interest rate	5.7%	3.8%

Following is a summary of the Company’s other long-term debt as of April 1, 2005 and December 31, 2004:

		December 31,
	April 1, 2005	2004
Senior Second Secured Notes, interest rate of 10.75%	$165,000	$165,000
Debt discount on Senior Second Secured Notes	(5,858)	(6,194)
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(7,090)	(7,397)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,995	7,794
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,080	1,102
Capital lease obligations	3,439	3,794
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%	8	16

Total long-term debt	319,303	318,844
Less current maturities	(2,490)	(2,455)

Long-term portion	$316,813	$316,389

As of April 1, 2005, the senior second secured notes (the “Senior Notes”) have a principal amount of $165,000 and mature in June 2008. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes was $161,700 as of April 1, 2005. The senior second secured notes are secured by substantially all assets of the Company.

As of April 1, 2005, the Senior Subordinated Notes (the “Notes”) have a principal amount of $154,729 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes was $139,256 as of April 1, 2005.

(4)	Stock Option Plans

The Company’s 2000 Stock Option Plan permits the grant of stock options to purchase common shares. Options that are cancelled may be reissued. The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following our recapitalization in 2000, as well as new option grants. The terms of the option grants are ten years from the date of grant.

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

A summary of the status of the Company’s stock option plans at April 1, 2005, as well as changes during the fiscal quarter then ended is presented in the table below:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Outstanding at December 31, 2004	682,978	$26.13
Cancelled	(75,000)	27.50

Outstanding at April 1, 2005	607,978	$25.96

(5)	Retirement Plans

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

The following are the components of Net Periodic Benefit Cost for the three months ended April 1, 2005 and April 2, 2004:

			Symons	Symons
	Pension	Pension	Postretirement	Postretirement
	Benefits 2005	Benefits 2004	Benefits 2005	Benefits 2004
Service cost	$173	$149	$—	$—
Interest cost	163	149	7	9
Expected return on plan assets	(185)	(150)	—	—
Amortization of prior service cost	4	1	6	6
Amortization of net loss	23	19	(3)	—

Net periodic benefit cost	$178	$169	$10	$15

As of April 1, 2005, $131 of contributions have been made. The Company presently anticipates contributing an additional $800 to fund its pension plan obligations in 2005 for a total of $931.

(6)	Segment Reporting

The Company has three reporting segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percentage of sales.

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

Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended April 1, 2005 and April 2, 2004 follows. The 2004 amounts have been reclassified to conform to the 2005 classification.

	Three Fiscal Months Ended
	April 1, 2005	April 2, 2004
Product sales	$71,089	$75,291
Rental revenue	10,130	9,429
Used rental equipment sales	4,563	4,397

Net sales	85,782	89,117

Product cost of sales	55,149	58,834
Rental cost of sales	8,501	8,149
Used rental equipment cost of sales	1,223	1,527

Cost of sales	64,873	68,510

Product gross profit	15,940	16,457
Rental gross profit	1,629	1,280
Used rental equipment gross profit	3,340	2,870

Gross profit	$20,909	$20,607

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,445	$1,329
Rental Revenue (rental equipment)	5,146	4,936
Corporate	718	595

Total depreciation	$7,309	$6,860

(7)	Facility Closing and Severance Expenses

     During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 120 in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2004 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     There was no activity for this plan in the three months ended April 1, 2005.

     During 2004, we continued to execute our plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep our cost structure in alignment with net sales. Activity for this plan for the three months ended April 1, 2005 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	611	307	595	398	1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	67	69	4	110	250
Items charged against reserve	(67)	(75)	(4)	(110)	(256)

Balance, April 1, 2005	$—	$114	$—	$—	$114

     The total expected future expense for commitments under this plan is approximately $250 and will be expensed in accordance with SFAS No. 146.

(8)	Benefit for Income Taxes

The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.

(9)	Subsequent Event

We entered into an Agreement of Sale dated April 21, 2005 with an unrelated party, pursuant to which we sold our manufacturing facility in Des Plaines, Illinois. At the same time, we also entered into a lease dated April 21, 2005 under which we immediately leased the Des Plaines facility back from the purchaser. The purchase price under the Agreement of Sale was $12,000, which was paid at the closing. Our net proceeds after commissions and other normal closing costs were approximately, $11,600. The principal terms of the lease are as follows:

-	The lease has an initial term of 24 months, with an optional renewal for an additional 12 months.

-	We are obligated to pay rent totaling approximately $1,400 over the initial lease term and approximately $725 over the renewal term. In addition, we are responsible for all property taxes, operating expenses (including maintenance expenses) and insurance on the leased property.

We expect to realize a gain of approximately $7,000 on the sale of our Des Plaines facility, which we initially will defer and recognize ratably over the initial term of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Product sales consist of:

•	Concrete accessories, which are used for connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, and include products which remain in place at the convenience of the contractors.

•	Masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls.

•	Paving products, which are used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement, and include products which remain in place at the convenience of the contractors. Welded dowel assemblies are a paving product used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

•	Chemicals, which include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring, placement, and stamping of concrete as well as curing compounds used in concrete road construction.

•	Rental equipment consists primarily of:

▪	Forming Systems, which are reusable engineered modular forms, hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects’ specific needs for concrete placements. Both standard and specialty forming systems and related accessories are sold as used rental equipment and rented.

▪	Shoring Systems, including aluminum beams and joists, are reusable post shores and shoring frames which are used to support deck and other raised forms while concrete is being poured.

Facility Closing and Severance Expenses

     During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 120 in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2004 was as follows:

$ in 000’s
	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     There was no activity for this plan in the three months ended April 1, 2005

     During 2004, we continued to execute our plan to exit additional distribution facilities and reduce headcount by approximately 75 in order to keep our cost structure in alignment with net sales. Activity for this plan for the three months ended April 1, 2005 was as follows:

	$ in 000’s
	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	611	307	595	398	1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)
Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	67	69	4	110	250
Items charged against reserve	(67)	(75)	(4)	(110)	(256)

Balance, April 1, 2005	$—	$114	$—	$—	$114

          The total expected future expense for commitments under this plan is approximately $250,000 and will be expensed in accordance with SFAS No. 146.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended
	April 1, 2005	April 2, 2004
Product sales	82.9%	84.5%
Rental revenue	11.8	10.6
Used rental equipment sales	5.3	4.9

Net sales	100.0	100.0

Product cost of sales	77.6	78.1
Rental cost of sales	83.9	86.4
Used rental equipment cost of sales	26.8	34.7

Cost of sales	75.6	76.9

Product gross profit	22.4	21.9
Rental gross profit	16.1	13.6
Used rental equipment gross profit	73.2	65.3

Gross profit	24.4	23.1

Selling, general and administrative expenses	26.8	25.4
Facility closing and severance expenses	0.3	0.5
Loss (gain) on disposals of property, plant, and equipment	0.1	0.1
Amortization of intangibles	0.2	0.3

Loss from operations	(3.0)	(3.2)
Interest expense	14.1	13.3
Loss on early extinguishment of long-term debt	—	0.9
Other expense	—	0.3

Loss before provision (benefit) for income taxes	(17.1)	(17.8)
Benefit for income taxes	—	—

Net loss	(17.1%)	(17.8%)

Comparison of Three Fiscal Months Ended April 1, 2005 and April 2, 2004

Net Sales

Net sales decreased $3.3 million, or 3.7%, to $85.8 million in the first quarter of 2005 from $89.1 million in the first quarter of 2004. The following table summarizes our net sales by product type:

	Three fiscal months ended
	April 1, 2005		April 2, 2004
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$71,089	82.9%	$75,291	84.5%	(5.6%)
Rental revenue	10,130	11.8	9,429	10.6	7.4
Used rental equipment sales	4,563	5.3	4,397	4.9	3.8

Net sales	$85,782	100.0%	$89,117	100.0%	(3.7%)

Product sales decreased $4.2 million, or 5.6%, to $71.1 million in the first quarter of 2005 from $75.3 million in the first quarter of 2004. The decrease in sales was primarily due to lower demand in our markets from adverse weather in most geographic regions, and 2% fewer shipping days in the first quarter of 2005. Price increases have helped to offset most of the volume decline. We also believe certain of our customers curtailed purchases in the first quarter with the expectation that steel prices will abate later in the year.

Rental revenue increased $0.7 million, or 7.4%, to $10.1 million for the first quarter of 2005, compared to $9.4 million in the first quarter of 2004. The increase in rental revenue is due to an improving rental rates and improved volume from better positioning of our fleet acquired from Safway, particularly in the southeastern and western United States.

Used rental equipment sales increased to $4.6 million in the first quarter of 2005 from $4.4 million in the first quarter of 2004.

Gross Profit

Gross profit on product sales for the first quarter of 2005 was $15.9 million, or 22.4% of sales, a decrease of $0.6 million from $16.5 million, or 21.9% of sales, in the first quarter of 2004. The decrease in gross profit dollars was primarily due to the decreased net sales as discussed above. As a percent of sales, gross profit improved despite a $3.0 million increase in steel costs in the first quarter of 2005 as compared to the first quarter of 2004, due to productivity gains and the impact of the sales price increases.

Gross profit on rental revenue for the first quarter of 2005 was $1.6 million, or 16.1% of revenue, an increase of $0.3 million from $1.3 million, or 13.6% of revenue, in the first quarter of 2004. Depreciation on rental equipment for the first quarter of 2005 was $5.1 million, an increase of $0.2 million from $4.9 million in the first quarter of 2004. The increase in depreciation expense was due to having more rental fleet. Gross profit before depreciation was $6.8 million, or 66.9% of revenue, an increase of $0.6 million from $6.2 million, or 65.9% of revenue. The increase in gross profit dollars was primarily due to the increased net sales discussed above. The increase in gross profit as a percentage of revenue was primarily due to a more favorable mix of products on rent.

Gross profit on sales of used rental equipment for the first quarter of 2005 was $3.3 million, or 73.2% of sales, compared to $2.9 million, or 65.3% of sales, in the first quarter of 2004. This was primarily a result of taking advantage of strategic opportunities to sell used fleet. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.

Operating Expenses

Selling, general and administrative expenses increased $0.3 million to $23.0 million in the first quarter of 2005 from $22.7 million in the first quarter of 2004. The increase was due to severance expenses of $1.0 million related to the termination of employment of our former President and Chief Executive Officer. The increase was mostly offset by cost controls.

Facility closing and severance expense during the first quarter of 2005 was $0.3 million compared to $0.5 million in the first quarter of 2004.

Amortization of intangibles was $0.1 million in the first quarter of 2005, compared to $0.2 million in the first quarter of 2004.

Other Expenses

Interest expense increased to $12.1 million in the first quarter of 2005 from $11.9 million in the first quarter of 2004. This was primarily due to higher average borrowings and higher interest rates compared to the first quarter of 2004.

Income (Loss) Before Income Taxes

Loss before income taxes in the first quarter of 2005 was $(14.7) million compared to $(15.9) million in the first quarter of 2004, due to the factors described above.

Benefit for Income Taxes

The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.

Net Income (Loss)

The net loss for the first quarter of 2005 was $(14.7) million, compared to $(15.9) million in the first quarter of 2004, due to the factors described above.

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

Net cash used in operating activities in the first three months of 2005 was $(17.0) million, compared to $(29.6) million in the first three months of 2004. This activity is comprised of the following:

	2005	2004
	(in millions)
Net loss	$(14.7)	$(15.9)
Non-cash adjustments	5.5	6.6

Net loss after non-cash adjustments	(9.2)	(9.3)
Changes in assets and liabilities	(7.8)	(20.3)

Net cash used in operating activities	$(17.0)	$(29.6)

Net loss after non-cash adjustments was $(9.2) million for the first three months of 2005, virtually flat with the net loss after non-cash adjustments of $(9.3) million in the first three months of 2004.

Changes in assets and liabilities resulted in a $(7.8) million use of cash in the first three months of 2005, as compared to $(20.3) million use of cash in the first three months of 2004. This variance was primarily due to the change in accounts receivable, which was a $(1.5) million use of cash in the first quarter of 2005 as compared to a $(9.2) million use of cash in the first quarter of 2004. The cash used by the increase in accounts receivable in the first quarter of 2005 was less than in the first quarter of 2004 primarily due to an improvement in days sales outstanding in 2005 compared to 2004.

Net cash used in investing activities was $2.2 million in the first three months of 2005, compared to $0.8 million in the first three months of 2004. Property, plant and equipment additions increased to $1.6 million in the first three months of 2005 from $1.0 million in the first three months of 2004, as we continue to undertake projects that improve efficiency. Rental equipment additions increased to $5.2 million in the first three months of 2005 from $3.9 million in the first three months of 2004 due to strategic additions in certain rental product families and geographic regions.

On January 30, 2004, the Company established an $80.0 million senior secured revolving credit facility, which was used to refinance the previous $50.0 million facility. The Company recorded a loss on the early extinguishment of long-term debt of $0.8 million due to the expensing of deferred financing costs on the previous facility. The facility was subsequently increased to $95.0 million and matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At April 1, 2005, the Company had an outstanding balance of $74.0 million at a weighted average interest rate of 5.6%, outstanding letters of credit of $7.0 million and available borrowings of $14.0 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company.

As of April 1, 2005, our other long-term debt consisted of the following:

April 1, 2005
Senior Second Secured Notes, interest rate of 10.75%	165,000
Debt discount on Senior Second Secured Notes	(5,858)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(7,090)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,995
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,080
Capital lease obligations	3,439
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%	8

Total long-term debt	319,303
Less current maturities	(2,490)

Long-term portion	$316,813

Our long-term debt repayments for the quarter ended April 1, 2005, were $0.4 million.

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

At April 1, 2005, working capital was $99.7 million, compared to $95.3 million at December 31, 2004. The $4.4 million increase was comprised of the following:

•	$1.5 million increase in accounts receivable due to the normal seasonal increase in net sales from December to March,

•	$6.1 million increase in inventories due to the anticipated seasonal higher sales in the second quarter and to higher raw material costs,

•	$3.8 million decrease in accrued compensation due to employee incentive payments; partially offset by,

•	$4.5 million decrease in cash due to the timing of cash receipts at December and March,

•	$1.1 million decrease in prepaid expenses and other current assets due to collections on notes receivable,

•	$1.1 million increase in accrued interest due to the timing of interest payments; and

•	$0.3 million of changes in other items.

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

Commitments

There were no material changes to minimum future payments from December 31, 2004.

Seasonality

Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.

Inflation

We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 22.5% of our cost of sales in 2004. Historically, steel prices have fluctuated and we are currently facing a steel supply market which has an unusual pricing set of trends depending on the form and type of steel. Some forms are trending up and some have a temporary trend down. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

Stock Collateral Valuation – Senior Second Secured Notes

Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of April 1, 2005, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral upon the book value, par value and estimated market value of the capital as of April 1, 2005. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the par value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.

The Applicable Value of Dayton Superior Canada Ltd. was $7.4 million as of April 1, 2005. Based upon the foregoing, as of April 1, 2005, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended April 1, 2005, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above, is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the twelve fiscal months ended April 1, 2005, together with a reconciliation to the net income:

Dayton
Superior
Canada Ltd.
Net Income	$1,329
Provision for Income Taxes	(42)

Income from Operations	1,287
Depreciation Expense	64

Adjusted valuation EBITDA	1,351
Multiple	5.5

Estimated Fair Value	$7,431

As described above, we have used EBITDA and adjusted valuation EBITDA of Dayton Superior Canada Ltd. solely for purposes of determining the estimated market value of the capital stock to determine whether that capital stock is included in the collateral. EBITDA and adjusted valuation EBITDA are not recognized financial measures under generally accepted accounting principles and do not purport to be alternatives to operating income as indicators of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our consolidated results as reported under generally accepted accounting principles. Because not all companies use identical calculations, the presentation of adjusted EBITDA also may not be comparable to other similarly titled measures of other companies. You are encouraged to evaluate the adjustments taken and the reasons we consider them appropriate for analysis for determining estimated market value of our subsidiaries’ capital stock.

A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in the capital stock being excluded from collateral (or becoming part of the collateral if it was previously excluded). The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of April 1, 2005 and the adjusted EBITDA for the twelve months ended April 1, 2005 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in	Change in Adjusted
Subsidiary	Applicable Value	Valuation EBITDA
Dayton Superior Canada Ltd.	$25,570	$4,649

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, insurance reserves, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our policies or estimates since December 31, 2004.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclicality of the construction industry; the Company’s substantial leverage; net losses; price increases and availability of raw materials; weather-related risks; chemical products competition; potential exposure to environmental liabilities; consolidation of our customers; increased dependence on foreign operations; product mix profit margins; risks associated with acquisitions; competition; control by Odyssey; risks associated with our workforce; dependence on key personnel; and restrictive covenants. This list is not intended to be exhaustive, and additional information can be found under ”Risks Related to Our Business” in Part I of our most recent Annual Report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of April 1, 2005, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:

•	$95.0 million revolving credit facility, $74.0 million of which was outstanding at April 1, 2005;

•	$165.0 million of Senior Second Secured Notes with a net book value of $159.1 million;

•	$154.7 million of Senior Subordinated Notes with a net book value of $147.6 million;

•	$8.0 million of Notes payable to the seller of Safway;

•	$3.4 million in capital lease obligations;

•	$1.1 million in other fixed-rate, long-term debt.

          Our $95.0 million senior secured revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At April 1, 2005, the Company had outstanding letters of credit of $7.0 million and available borrowings of $14.0 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company.

          Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The senior second secured notes have an interest rate of 10.75%. The estimated fair value of the notes is $161.7 million as of April 1, 2005. The senior second secured notes are secured by substantially all assets of the Company and its domestic subsidiaries.

          Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $139.3 million as of April 1, 2005.

          Our $12.0 million non-interest bearing note to the seller of Safway has a remaining balance of $10.0 million and is being accreted to the face value at 14.5% using the effective interest method. Annual payments of $1.0 million are due on September 30 of each year from 2005 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. The book value of the note at April 1, 2005 was $6.6 million.

          Our $2.0 million non-interest bearing note payable to the seller of Safway has a remaining balance of $1.8 million and is being accreted to the face value at 6.0% using the effective interest method. Minimum payments on the note are $232,000 for the balance of 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met. The book value of the note at April 1, 2005 was $1.4 million.

          Our other long-term debt at April 1, 2005 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.8 million, and an $8,000, 7% loan with an estimated fair value as of April 1, 2005 of $8,000.

          In the ordinary course of our business, we also are exposed to price changes in raw materials, particularly steel and energy. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not, however, use financial instruments to manage our exposure to changes in commodity prices.

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

Part II. – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2005, the Company sold 560 Common shares to Edward J. Puisis for an aggregate purchase price of $12,516 ($22.35 per share) in conjunction with his employment agreement with the Company. The shares were issued in reliance upon the exemption from registration set forth is Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. Exhibits

See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION

DATE: May 16, 2005	BY: /s/ Edward J. Puisis

Edward J. Puisis Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer

	32.2	Section 1350 Certification of Vice President and Chief Financial Officer