Form 10-Q
period 2005-07-01
DAYTON SUPERIOR CORP
filed 2005-08-15
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
July 1, 2005	1-11781
DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-0676346

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

7777 Washington Village Dr., Suite 130
Dayton, Ohio	45459

(Address of principal	(Zip Code)
executive offices)
Registrant’s telephone number, including area code: 937-428-6360
NOT APPLICABLE

(Former name, former address and former fiscal year,
if changed from last report)
Indicate by mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
4,571,885 Common Shares were outstanding as of August 15, 2005

Part I. – Financial Information
Item 1 – Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of July 1, 2005 and December 31, 2004
(Amounts in thousands)
(Unaudited)

	July 1,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$—	$4,504
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $4,414 and $5,379	78,372	68,031
Inventories	64,352	59,389
Prepaid expenses and other current assets	6,728	8,392
Prepaid income taxes	431	365
Deferred income taxes	5,467	5,465

Total current assets	155,350	146,146

Rental equipment, net of accumulated depreciation of $45,666 and $38,756	68,928	69,662

Property, plant and equipment	113,398	118,385
Less accumulated depreciation	(60,586)	(58,927)

Net property, plant and equipment	52,812	59,458

Goodwill	107,643	107,643
Intangible assets, net of accumulated amortization	6,079	7,185
Other assets	1,868	4,044

Total assets	$392,680	$394,138

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$2,439	$2,455
Accounts payable	25,064	21,086
Accrued compensation and benefits	10,878	12,700
Accrued interest	7,384	6,746
Accrued freight	3,687	3,722
Current portion of deferred gain on sale-leaseback	3,336	—
Other accrued liabilities	4,599	4,154

Total current liabilities	57,387	50,863

Revolving credit facility	67,475	58,800
Other long-term debt, net of current portion	317,423	316,389
Deferred gain on sale-leaseback, net of current portion	2,632	—
Other long-term liabilities	23,736	23,616

Total liabilities	468,653	449,668

Shareholders’ deficit:
Common shares	116,037	116,024
Loans to shareholders	(2,414)	(2,767)
Treasury shares, at cost, 51,293 and 36,747 shares	(1,509)	(1,184)
Cumulative other comprehensive loss	(1,335)	(1,137)
Accumulated deficit	(186,752)	(166,466)

Total shareholders’ deficit	(75,973)	(55,530)

Total liabilities and shareholders’ deficit	$392,680	$394,138

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
For The Three and Six Fiscal Months Ended July 1, 2005 and July 2, 2004
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Product sales	$101,997	$101,170	$173,086	$176,461
Rental revenue	12,015	9,914	22,145	19,343
Used rental equipment sales	3,692	4,122	8,255	8,519

Net sales	117,704	115,206	203,486	204,323

Product cost of sales	77,863	74,672	133,012	133,506
Rental cost of sales	9,294	7,399	17,795	15,548
Used rental equipment cost of sales	1,695	1,686	2,918	3,213

Cost of sales	88,852	83,757	153,725	152,267

Product gross profit	24,134	26,498	40,074	42,955
Rental gross profit	2,721	2,515	4,350	3,795
Used rental equipment gross profit	1,997	2,436	5,337	5,306

Gross profit	28,852	31,449	49,761	52,056

Selling, general and administrative expenses	23,243	21,871	46,257	44,537

Facility closing and severance expenses	81	492	331	964
(Gain) loss on disposals of property, plant, and equipment	(1,147)	19	(1,086)	78
Amortization of intangibles	164	307	306	555

Income from operations	6,511	8,760	3,953	5,922

Other expenses
Interest income	(43)	(23)	(122)	(28)
Interest expense	12,136	11,714	24,356	23,612
Loss on early extinguishment of long-term debt	—	—	—	842
Other expense (income)	16	(250)	5	45

Loss before benefit for income taxes	(5,598)	(2,681)	(20,286)	(18,549)

Benefit for income taxes	—	—	—	—

Net loss	$(5,598)	$(2,681)	$(20,286)	$(18,549)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
For The Six Fiscal Months Ended July 1, 2005 and July 2, 2004
(Amounts in thousands)
(Unaudited)

	Six Fiscal Months Ended
	July 1, 2005	July 2, 2004
Cash Flows From Operating Activities:
Net loss	$(20,286)	$(18,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,990	13,490
Amortization of intangibles	306	555
Loss on early extinguishment of long-term debt	—	842
Deferred income taxes	(118)	158
Amortization of deferred financing costs and debt discount	2,678	2,565
Amortization of deferred gain from sale-leaseback	(647)	—
Gain on sales of rental equipment	(5,337)	(5,306)
(Gain) loss on sales of property, plant and equipment	(573)	78
Changes in assets and liabilities:
Accounts receivable	(10,345)	(12,116)
Inventories	(4,963)	(11,879)
Accounts payable	3,978	6,615
Accrued liabilities and other long-term liabilities	(609)	(2,206)
Prepaid expenses and other assets	3,694	(4,440)

Net cash used in operating activities	(17,232)	(30,193)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(3,060)	(2,199)
Proceeds from sales of property, plant and equipment	987	4
Rental equipment additions	(12,845)	(8,143)
Proceeds from sales of rental equipment	8,255	8,519
Acquisition	—	(245)

Net cash used in investing activities	(6,663)	(2,064)

Cash Flows From Financing Activities:
Repayments of other long-term debt	(757)	(836)
Borrowings under revolving credit facility, net	8,675	33,575
Financing costs incurred	(3)	(2,301)
Proceeds from sale-leaseback	11,636	—
Purchase of treasury shares	(325)	—
Changes in loans to shareholders	350	(19)
Issuance of common shares	13	73

Net cash provided by financing activities	19,589	30,492

Effect of Exchange Rate Changes on Cash	(198)	(230)

Net decrease in cash	(4,504)	(1,995)

Cash, beginning of period	4,504	1,995

Cash, end of period	$—	$—

Supplemental Disclosures:
Cash paid for income taxes	$150	$697
Cash paid for interest	20,918	20,647
Purchases of equipment on capital leases	—	301
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
For The Three and Six Fiscal Months Ended July 1, 2005 and July 2, 2004
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net loss	$(5,598)	$(2,681)	$(20,286)	$(18,549)

Other comprehensive income:
Foreign currency translation adjustment	(86)	(420)	(198)	(230)

Comprehensive loss	$(5,684)	$(3,101)	$(20,484)	$(18,779)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(1)	Consolidated Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2004. The interim results may not be indicative of future periods.

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
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of July 1, 2005 and December 31, 2004:

	July 1, 2005	December 31, 2004
Raw materials	$16,970	$21,663
Work in progress	3,306	2,588
Finished goods	44,076	35,138

Total Inventory	$64,352	$59,389

(c)	New Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current period charges. The Company will be required to comply with the provision of SFAS No. 151 as of the first fiscal year beginning after June 15, 2005. The Company has not determined the impact that SFAS No. 151 will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS 123 (R) is effective as of the beginning of the first fiscal year beginning after

June 15, 2005. The Company is currently evaluating this pronouncement and does not anticipate a material impact on the Company’s results of operations.

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” The statement applies to all voluntary changes in accounting principle, and changes the requirement for accounting for and reporting a change in accounting principle. This statement is a replacement for Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. The company does not anticipate a material impact on the results of operations from the adoption of this pronouncement.

(d)	Stock Options — The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ the Company’s net loss and net loss per share would have been increased to the pro forma amounts as follows:

		Three fiscal months ended		Six fiscal months ended
		July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss)
	As Reported	$(5,598)	$(2,681)	$(20,286)	$(18,549)
	Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(72)	(62)	(144)	(124)

	Pro Forma	$(5,670)	$(2,743)	$(20,430)	$(18,673)

(e)	Reclassifications — Certain reclassifications have been made to the 2004 amounts to conform to their 2005 classifications.
(3) Credit Arrangements
On January 30, 2004, the Company established an $80,000 senior secured revolving credit facility, which was used to refinance the previous $50,000 facility. The Company recorded a loss on the early extinguishment of long-term debt of $842 due to the expensing of deferred financing costs on the previous facility. The facility was subsequently increased to $95,000 and matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At July 1, 2005, the entire $95,000 was available and the Company had an outstanding balance of $67,475 at a weighted average interest rate of 6.0% as compared with $58,800 outstanding at December 31, 2004. Outstanding letters of credit were $7,606 and available borrowings were $19,919 under this revolving credit facility at July 1, 2005. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended		Six fiscal months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revolving Credit Facility:
Average borrowings	$68,010	$56,703	$65,381	$46,107
Maximum borrowing	77,500	63,075	77,500	63,075
Weighted average interest rate	6.0%	3.9%	5.8%	4.2%
Following is a summary of the Company’s other long-term debt as of July 1, 2005 and December 31, 2004:

		December 31,
	July 1, 2005	2004
Senior Second Secured Notes, interest rate of 10.75%	$165,000	$165,000
Debt discount on Senior Second Secured Notes	(5,506)	(6,194)
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(6,778)	(7,397)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	8,179	7,794
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,080	1,102
Capital lease obligations	3,158	3,794
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%	—	16

Total long-term debt	319,862	318,844
Less current maturities	(2,439)	(2,455)

Long-term portion	$317,423	$316,389

As of July 1, 2005, the senior second secured notes (the “Senior Notes”) have a principal amount of $165,000 and mature in June 2008. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes, based on most recent trade, was $171,600 as of July 1, 2005. The senior second secured notes are secured by substantially all assets of the Company.
As of July 1, 2005, the Senior Subordinated Notes (the “Notes”) have a principal amount of $154,729 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes, based on most recent trade, was $137,709 as of July 1, 2005.
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
A summary of the status of the Company’s stock option plans at July 1, 2005, as well as changes during the fiscal six months then ended is presented in the table below:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Outstanding at December 31, 2004	682,978	$26.13
Cancelled / expired	(100,000)	27.50

Outstanding at July 1, 2005	582,978	$24.27

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
The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for Symons salaried and hourly employees who retired prior to May 1, 1995. As of January 1, 2005, there were 51 people receiving postretirement health care benefits and 88 people receiving life insurance benefits.
The following are the components of Net Periodic Benefit Cost for the six months ended July 1, 2005 and July 2, 2004:

			Symons	Symons
	Pension	Pension	Postretirement	Postretirement
	Benefits 2005	Benefits 2004	Benefits 2005	Benefits 2004
Service cost	$346	$299	$0	$0
Interest cost	327	298	13	18
Expected return on plan assets	(369)	(299)	0	0
Amortization of prior service cost	7	3	12	12
Amortization of net loss	45	38	(5)	0

Net periodic benefit cost	$356	$339	$20	$30

As of July 1, 2005, $353 of contributions have been made in 2005. The Company presently anticipates contributing an additional $578 to fund its pension plan in 2005 for a total of $931.

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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three and six fiscal months ended July 1, 2005 and July 2, 2004 follows. The 2004 amounts have been reclassified to conform to the 2005 classification.

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Product sales	$101,997	$101,170	$173,086	$176,461
Rental revenue	12,015	9,914	22,145	19,343
Used rental equipment sales	3,692	4,122	8,255	8,519

Net sales	117,704	115,206	203,486	204,323

Product cost of sales	77,863	74,672	133,012	133,506
Rental cost of sales	9,294	7,399	17,795	15,548
Used rental equipment cost of sales	1,695	1,686	2,918	3,213

Cost of sales	88,852	83,757	153,725	152,267

Product gross profit	24,134	26,498	40,074	42,955
Rental gross profit	2,721	2,515	4,350	3,795
Used rental equipment gross profit	1,997	2,436	5,337	5,306

Gross profit	$28,852	$31,449	$49,761	$52,056

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,472	$1,604	$2,917	$2,933
Rental Revenue (rental equipment)	5,515	4,464	10,661	9,400
Corporate	694	562	1,412	1,157

Total depreciation	$7,681	$6,630	$14,990	$13,490

(7) Facility Closing and Severance Expenses
     During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 120 in order to keep our cost structure in alignment with net sales. There was no activity for this plan during 2005. Activity for this plan for the year ended December 31, 2004 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2004, we continued to execute our plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep our cost structure in alignment with net sales. Activity for this plan for the six months ended July 1, 2005 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	611	307	595	398	1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	82	115	4	130	331
Items charged against reserve	(82)	(146)	(4)	(130)	(362)

Balance, July 1, 2005	$—	$89	$—	$—	$89

     The total expected future expense for commitments under this plan is approximately $400 and will be expensed in accordance with SFAS No. 146.
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
(9) Sale-Leaseback Transaction
On April 21, 2005, the Company sold its manufacturing facility in Des Plaines, Illinois to an unrelated party and immediately leased it back from the purchaser. The net proceeds after commissions and other normal closing costs were $11,636. The lease has an initial term of 24 months, with an optional renewal for an additional 12 months and the Company is obligated to pay rent totaling approximately $1,400 over the initial lease term and approximately $725 over the renewal term. In addition, the Company is responsible for all property taxes, operating expenses and insurance on the leased property. The Company realized a gain of $6,673 on the sale of the facility, which was initially deferred and is being recognized ratably over the initial term of the lease.

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
Effective December 31, 2004, all of Dayton Superior’s wholly-owned domestic subsidiaries (consisting of Symons Corporation; Aztec Concrete Accessories, Inc.; Dur-O-Wal, Inc.; Trevecca Holdings, Inc.; Dayton Superior Specialty Chemical Corp.; and Southern Construction Products, Inc.) were merged into Dayton Superior Corporation. Dayton Superior Corporation is the surviving corporation in the merger and now directly operates the businesses that were being operated by the domestic subsidiaries immediately prior to the merger.
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
The Company has three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percents of sales.
•	Product sales consist primarily of:
•	Concrete accessories, which are used for connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, and include products which remain in place at the convenience of the contractors.

•	Masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls.

•	Paving products, which are used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement, and include products which remain in place at the convenience of the contractors. Welded dowel assemblies are a paving product used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

•	Chemicals, which include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring, placement, and stamping of concrete as well as curing compounds used in concrete road construction.

•	Rental equipment consists primarily of:
•	Forming Systems, which are reusable engineered modular forms; hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects’ specific needs for concrete placements. Both standard and specialty forming systems and related accessories are sold as used rental equipment and rented.

•	Shoring Systems, including aluminum beams and joists, are reusable post shores and shoring frames which are used to support deck and other raised forms while concrete is being poured.
Facility Closing and Severance Expenses
     During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 120 in order to keep our cost structure in alignment with net sales. There was no activity for this plan during 2005. Activity for this plan for the year ended December 31, 2004 was as follows:

In 000’s
	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     During 2004, we continued to execute our plan to exit additional distribution facilities and reduce headcount by approximately 75 in order to keep our cost structure in alignment with net sales. Activity for this plan for the six months ended July 1, 2005 was as follows:

	In 000’s
	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	611	307	595	398	1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	82	115	4	130	331
Items charged against reserve	(82)	(146)	(4)	(130)	(362)

Balance, July 1, 2005	$—	$89	$—	$—	$89

     The total expected future expense for commitments under this plan is approximately $400,000 and will be expensed in accordance with SFAS No. 146.

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Product sales	86.7%	87.8%	85.1%	86.4%
Rental revenue	10.2	8.6	10.9	9.4
Used rental equipment sales	3.1	3.6	4.0	4.2

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	76.3	73.8	76.8	75.7
Rental cost of sales	77.4	74.6	80.4	80.4
Used rental equipment cost of sales	45.9	40.9	35.3	37.7

Cost of sales	75.5	72.7	75.5	74.5

Product gross profit	23.7	26.2	23.2	24.3
Rental gross profit	22.6	25.4	19.6	19.6
Used rental equipment gross profit	54.1	59.1	64.7	62.3

Gross profit	24.5	27.3	24.5	25.5

Selling, general and administrative expenses	19.8	19.0	22.7	21.8
Facility closing and severance expenses	0.1	0.4	0.2	0.5
(Gain) loss on disposals of property, plant, and equipment	(1.0)	—	(0.5)	—
Amortization of intangibles	0.1	0.3	0.2	0.3

Income from operations	5.5	7.6	1.9	2.9
Interest income	—	—	(0.1)	—
Interest expense	10.3	10.1	12.0	11.6
Loss on early extinguishment of long-term debt	—	—	—	0.4
Other expense (income)	—	(0.2)	—	—

Loss before benefit for income taxes	(4.8)	(2.3)	(10.0)	(9.1)
Benefit for income taxes	—	—	—	—

Net loss	(4.8%)	(2.3%)	(10.0%)	(9.1%)

Comparison of Three Fiscal Months Ended July 1, 2005 and July 2, 2004
Net Sales
Net sales increased $2.5 million, or 2.2%, to $117.7 million in the second quarter of 2005 from $115.2 million in the second quarter of 2004. The following table summarizes our net sales by product type:

	Three fiscal months ended
	July 1, 2005		July 2, 2004
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$101,997	86.7%	$101,170	87.8%	0.8%
Rental revenue	12,015	10.2	9,914	8.6	21.2
Used rental equipment sales	3,692	3.1	4,122	3.6	(10.4)

Net sales	$117,704	100.0%	$115,206	100.0%	2.2%

Product sales increased $0.8 million, or 0.8%, to $102.0 million in the second quarter of 2005 from $101.2 million in the second quarter of 2004. The increase in sales was due to price increases initiated in the second half of 2004. Our price increases were mostly offset by lower unit volume compared to the second quarter of 2004 which was unusually strong due to customers buying ahead of sales price increases and concern over availability of steel-based products. Sales in the second quarter of 2005 also suffered from poor weather at the beginning of the quarter and apparent curtailing of purchases by certain customers in expectation of lower steel prices later in 2005.
Rental revenue increased $2.1 million, or 21.2%, to $12.0 million for the second quarter of 2005, compared to $9.9 million in the second quarter of 2004. The increase in rental revenue was due to better positioning throughout the quarter of the fleet we acquired from Safway, particularly in the southeastern and western United States, and to an improving rental market toward the latter part of the second quarter.
Used rental equipment sales decreased to $3.7 million in the second quarter of 2005 from $4.1 million in the second quarter of 2004 as we prefer to rent rather than sell rental equipment.
Gross Profit
Gross profit on product sales for the second quarter of 2005 was $24.1 million, or 23.7% of sales, a decrease of $2.4 million from $26.5 million, or 26.2% of sales, in the second quarter of 2004. The decrease in gross profit was primarily due to increasing costs of steel and freight, and the effect of lower production volume, partially offset by higher sales. While still positive on a dollars basis relative to 2003, the spread between our sales price increases and material cost increases was less favorable in the second quarter of 2005 than the second quarter of 2004.
Gross profit on rental revenue for the second quarter of 2005 was $2.7 million, or 22.6% of revenue, an increase of $0.2 million from $2.5 million, or 25.4% of revenue in the second quarter of 2004. Depreciation on rental equipment for the second quarter of 2005 was $5.5 million, an increase of $1.0 million from $4.5 million in the second quarter of 2004. The increase in depreciation expense was primarily due to having a higher mix of rental fleet that is depreciated more quickly. Gross profit before depreciation was $8.2 million, or 68.5% of revenue, an increase of $1.2 million from $7.0 million, or 70.4% of revenue. The increase in gross profit dollars was primarily due to the increased net revenue discussed above, while the decrease in gross profit as a percentage of revenue was primarily due to increased freight and renovation costs.
Gross profit on sales of used rental equipment for the second quarter of 2005 was $2.0 million, or 54.1% of sales, compared to $2.4 million, or 59.1% of sales, in the second quarter of 2004. The decrease in gross profit dollars was primarily due to the decreased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold.

Operating Expenses
Selling, general and administrative expenses increased $1.3 million to $23.2 million in the second quarter of 2005 from $21.9 million in the second quarter of 2004. The increase was primarily due to moving two distribution centers to larger facilities, increased headcount in our sales group and non-recurring recruiter fees paid in the search for a new Chief Executive Officer.
Facility closing and severance expense during the second quarter of 2005 was $0.1 million compared to $0.5 million in the second quarter of 2004.
We gained $1.1 million on the sale of property, plant and equipment during the second quarter of 2005 compared to a loss of $19 thousand during the second quarter of 2004. The increase was due to sales of our Des Plaines, IL and Folcroft, PA facilities in the second quarter of 2005.
Amortization of intangibles was $0.2 million in the second quarter of 2005, compared to $0.3 million in the second quarter of 2004.
Other Expenses
Interest expense increased to $12.1 million in the second quarter of 2005 from $11.7 million in the second quarter of 2004. This was primarily due to higher average borrowings and higher interest rates compared to the second quarter of 2004.
Loss Before Income Taxes
Loss before income taxes in the second quarter of 2005 was $(5.6) million compared to a loss of $(2.7) million in the second quarter of 2004, due to the factors described above.
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
Net Loss
The net loss for the second quarter of 2005 was $(5.6) million, compared to $(2.7) million in the second quarter of 2004 due to the factors described above.

Comparison of Six Fiscal Months Ended July 1, 2005 and July 2, 2004
Net Sales
Net sales decreased $0.8 million, or 0.4%, to $203.5 million in the first two quarters of 2005 from $204.3 million in the first two quarters of 2004. The following table summarizes our net sales by product type:

	Six fiscal months ended
	July 1, 2005		July 2, 2004
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$173,086	85.1%	$176,461	86.4%	(1.9)%
Rental revenue	22,145	10.9	19,343	9.4	14.5
Used rental equipment sales	8,255	4.0	8,519	4.2	(3.1)

Net sales	$203,486	100.0%	$204,323	100.0%	(0.4)%

Product sales decreased $3.4 million, or 1.9%, to $173.1 million in the first two quarters of 2005 from $176.5 million in the first two quarters of 2004. The decrease in product sales was due to a decrease in unit volume due to unusually strong demand in the first half of 2004 due to customers buying ahead of our sales price increases and concerns over availability of steel-based products. Sales in the first half of 2005 also suffered lower demand in our markets in 2005 from adverse weather in the first quarter and beginning of the second quarter. We also believe certain of our customers curtailed purchases in the first half of 2005 in expectation of lower steel prices later in the year. Price increases implemented in the second half of 2004 helped to offset most of the volume decline.
Rental revenue increased $2.8 million, or 14.5%, to $22.1 million in the first two quarters of 2005, compared to $19.3 million in the first two quarters of 2004. The increase in rental revenue is due to better positioning throughout the first six months of 2005 of the fleet we acquired from Safway, particularly in the southeastern and western United States and to an improving rental market in the latter part of the second quarter.
Used rental equipment sales decreased slightly to $8.3 million in the first two quarters of 2005 from $8.5 million in the first two quarters of 2004.
Gross Profit
Gross profit on product sales for the first two quarters of 2005 was $40.1 million, or 23.2% of sales, a decrease of $2.9 million from $43.0 million, or 24.3% of sales, in the first two quarters of 2004. The decrease in gross profit was primarily due to decreased net sales, as discussed above. As a percent of sales, gross profit declined due to higher costs of steel and freight and the effect of lower production volume. While still positive on a dollars basis relative to 2003, the spread between our sales price increases and material cost increases was less favorable in the first half of 2005 than the first half of 2004.
Gross profit on rental revenue for the first two quarters of 2005 was $4.4 million, or 19.6% of revenue, an increase of $0.6 million from $3.8 million, or 19.6% of revenue in the first two quarters of 2004. Depreciation on rental equipment for the first two quarters of 2005 was $10.7 million, an increase of $1.3 million from $9.4 million in the first two quarters of 2004. The increase in depreciation expense was primarily due to having a higher mix of rental fleet that is depreciated more quickly. Gross profit before depreciation was $15.0 million, or 67.8% of revenue, an increase of $1.8 million from $13.2 million, or 68.2% of revenue. This increase was primarily due to the increased net revenue discussed above.
Gross profit on sales of used rental equipment for the first two quarters of 2005 was $5.3 million, or 64.7% of sales, compared to $5.3 million, or 62.3% of sales, in the first two quarters of 2004. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold.

Operating Expenses
Selling, general and administrative expenses increased $1.8 million to $46.3 million in the first two quarters of 2005 from $44.5 million in the first two quarters of 2004. The increase was due to severance expenses of $1.0 million related to the termination of employment of our former President and Chief Executive Officer, moving two distribution centers to larger facilities and, to a lesser degree, increased headcount in our sales group and non-recurring recruiter fees paid in the search for a new Chief Executive Officer and increased headcount in our sales group.
Facility closing and severance expense during the first two quarters of 2005 was $0.3 million compared to $1.0 million in the first two quarters of 2004 due to fewer facilities being closed.
Gain or loss on the sale of property plant and equipment during the first two quarters of 2005 was a gain of $1.1 million compared to a loss of $0.1 million during the first two quarters of 2004. The increase in the gain was due to the sale of our Des Plaines, IL and Folcroft, PA facilities.
Amortization of intangibles was $0.3 million in the first two quarters of 2005, compared to $0.6 million in the first two quarters of 2004.
Other Expenses
Interest expense increased to $24.2 million in the first two quarters of 2005 from $23.6 million in the first two quarters of 2004. This was primarily due to higher average borrowings and higher interest rates compared to the first two quarters of 2004. We incurred a loss on the early extinguishment of long-term debt of $0.8 million in the first half of 2004 due to the expensing of deferred financing costs related to our new $95.0 million senior secured revolving credit facility.
Loss Before Income Taxes
Loss before income taxes for the first two quarters of 2005 was $(20.3) million compared to a loss of $(18.5) million in the first two quarters of 2004, due to the factors described above.
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
Net Loss
Loss before income taxes for the first two quarters of 2005 was $(20.3) million compared to a loss of $(18.5) million in the first two quarters of 2004, due to the factors described above.
Liquidity and Capital Resources
Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, and amounts available under our revolving credit facility.
Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility, the issuance of long-term debt and equity, and sale-leaseback transactions.

Net cash used in operating activities in the first six months of 2005 was $(17.2) million, compared to $(30.1) million in the first six months of 2004. This activity is comprised of the following:

	2005	2004
	(in millions)
Net loss	$(20.3)	$(18.5)
Non-cash adjustments	11.3	12.4

Net loss after non-cash adjustments	(9.0)	(6.1)
Changes in assets and liabilities	(8.2)	(24.0)

Net cash used in operating activities	$(17.2)	$(30.1)

Net loss after non-cash adjustments was $(9.0) million for the first six months of 2005, compared to the net loss of $(6.1) million in the first six months of 2004 due primarily to:
•	A higher net loss in the first six months of 2005 of $(20.3) million compared to an $(18.5) million net loss in the first six months of 2004.

•	No loss on the early extinguishment of long-term debt in 2005, while there was a loss of $0.8 million in the first six months of 2004.

•	A gain on the sale of property, plant and equipment and on the sale-leaseback of $1.2 million in the first half of 2005 compared with a loss of $0.1 million in the first half of 2004.

•	Changes in other items of $0.3 million.
These items were partially offset by higher depreciation and amortization of $15.3 million in the first half of 2005 compared to $14.0 million in the first half of 2004.
Changes in assets and liabilities resulted in an $(8.2) million use of cash in the first six months of 2005, as compared to $(24.0) million use of cash in the first six months of 2004. This was due to:
•	A lower use of cash in accounts receivable, which was a $(10.3) million use of cash in the first six months of 2005 as compared to a $(12.1) million use of cash in the first six months of 2004. This decrease was primarily due to better collections in 2005.

•	A lower use of cash in inventory of $(5.0) million in the first six months of 2005 as compared to an $(11.9) million use of cash in the first six months of 2004. The 2005 decline in cash used was due to a less dramatic rise in inventory quantities as a result of having more inventory on-hand at year-end and greater cost increases in the first six months of 2004.

•	Cash provided by prepaid expense and other assets increasing to a $3.7 million source of cash in the first six months of 2005, compared to a $(4.4) million use of cash in the first six months of 2004. This source of cash in 2005 was primarily due to payments on notes receivable from customers, while the use in 2004 was due to prepayments for steel.

•	A lower use of cash in accrued liabilities of $(0.6) million in the first half of 2005, compared to a $(2.2) million use in the first half of 2004. This decline was due to higher 2004 payments for facility closing, severance and rebates.
These items were partially offset by a lower source of cash from accounts payable, which was a $4.0 million source of cash in the first six months of 2005 as compared to a $6.6 million source of cash in the first six months of 2004. This decrease was due to a decline in our purchasing activity in the first half of 2005 as compared to the first half of 2004 as a result of having more inventory on-hand at year-end.
Net cash used in investing activities was $(6.7) million in the first six months of 2005, compared to a use of $(2.1) million in the first six months of 2004. Rental equipment additions increased to $12.9 million in the first six months of 2005 from $8.1 million in the first six months of 2004, which was due to strategically investing in the rental fleet to achieve a more advantageous mix. Property, plant and equipment additions increased to $3.1 million in the first six months of 2005 from $2.2 million in the first six months of 2004, primarily as a result of the implementation of our new ERP system and the opening of two distribution centers. Proceeds from the sale of property, plant and equipment were $1.0 million from the sale of our Folcroft, PA facility in the second quarter of 2005.
On April 21, 2005 we sold our manufacturing facility in Des Plaines, Illinois to an unrelated party and immediately leased it back from the purchaser. The net proceeds after commissions and other normal closing costs were $11.6 million. We realized a gain of $6.7 million on the sale of the facility, which was initially deferred and is being recognized ratably over the initial term of the lease.
On January 30, 2004, we established a senior secured revolving credit facility, which was used to refinance the previous $50.0 million facility. We recorded a loss on the early extinguishment of long-term debt of $0.8 million due to the expensing of deferred financing costs on the previous facility. The facility was subsequently increased to $95.0 million and matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At July 1, 2005, the entire $95.0 million was available and the Company had an outstanding balance of $67.5 million at a weighted average interest rate of 6.0% as compared to $58.8 million outstanding at December 31, 2004. Outstanding letters of credit were $7.6 million and available borrowings were $19.9 million under this revolving credit facility at July 1, 2005. The credit facility is secured by substantially all assets of the Company.
As of July 1, 2005, our other long-term debt consisted of the following:

July 1, 2005
(in $000’s)
Senior Second Secured Notes, interest rate of 10.75%	$165,000
Debt discount on Senior Second Secured Notes	(5,506)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(6,778)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	8,179
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,080
Capital lease obligations	3,158

Total long-term debt	319,862
Less current maturities	(2,439)

Long-term portion	$317,423

Our long-term debt repayments for the six months ended July 1, 2005 were $0.8 million.
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
At July 1, 2005, working capital was $97.9 million, compared to $95.3 million at December 31, 2004. The $2.6 million increase was comprised of the following:
•	$10.3 million increase in accounts receivable due to the normal seasonal increase in net sales from December to June,

•	$5.0 million increase in inventories due to the anticipated seasonal higher sales in the third quarter and to higher raw material costs,

•	$0.8 million of changes in other items,

•	These were partially offset by a $4.5 million decrease in cash due to the timing of cash receipts and disbursements at December and June,

•	$1.7 million decrease in prepaid expenses due to collections on notes receivable,

•	$4.0 million increase in accounts payable due to higher inventories; and,

•	$3.3 million increase in deferred gain on the sale of the Des Plaines facility.

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
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 22.5% of our cost of sales in 2004. Historically, steel prices have fluctuated and we are currently facing a steel supply market which has an unusual pricing set of trends depending on the form and type of steel. Some forms of steel are trending up and some have a temporary trend down. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

Stock Collateral Valuation – Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of July 1, 2005, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral upon the book value, par value and estimated market value of the capital as of July 1, 2005. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the par value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. was $10.1 million as of July 1, 2005. Based upon the foregoing, as of July 1, 2005, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended July 1, 2005, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above, is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the twelve fiscal months ended July 1, 2005, together with a reconciliation to the net income:

Dayton
Superior
Canada Ltd.
Net Income	$1,624
Provision for Income Taxes	151

Income from Operations	1,775
Depreciation Expense	66

Adjusted valuation EBITDA	1,841
Multiple	5.5

Estimated Fair Value	$10,126

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
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in the capital stock being excluded from collateral (or becoming part of the collateral if it was previously excluded). The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of July 1, 2005 and the adjusted EBITDA for the twelve months ended July 1, 2005 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in	Change in Adjusted
Subsidiary	Applicable Value	Valuation EBITDA
Dayton Superior Canada Ltd.	$22,875	$4,159
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
Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclicality of the construction industry; the Company’s substantial leverage; net losses; price increases and availability of raw materials; rising energy costs; weather-related risks; chemical products competition; potential exposure to environmental liabilities; consolidation of our customers; increased dependence on foreign operations; product mix profit margins; risks associated with acquisitions; competition; control by Odyssey; risks associated with our workforce; dependence on key personnel; and restrictive covenants. This list is not intended to be exhaustive, and additional information can be found under ”Risks Related to Our Business” in Part I of our most recent Annual Report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of July 1, 2005, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:
•	$95.0 million revolving credit facility, $67.5 million of which was outstanding at July 1, 2005;

•	$165.0 million of Senior Second Secured Notes, with a net book value of $159.5 million;

•	$154.7 million of Senior Subordinated Notes, with a net book value of $148.0 million;

•	$8.1 million of notes payable to the seller of Safway;

•	$3.2 million in capital lease obligations;

•	$1.1 million in other fixed-rate, long-term debt.
     Our $95.0 million senior secured revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. The entire $95.0 million was available for borrowing as of July 1, 2005. At July 1, 2005, the Company had outstanding letters of credit of $7.6 million and available borrowings of $19.9 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company.
     Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes is $171.6 million as of July 1, 2005. The senior second secured notes are secured by substantially all assets of the Company.
     Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $137.7 million as of July 1, 2005.
     Our $12.0 million non-interest bearing note was issued to the seller of Safway in 2003 and is being accreted to the face value at 14.5% using the effective interest method. As of July 1, 2005, remaining payments are $10.0 million and are payable in annual payments of $1.0 million due on September 30 of each year from 2005 through 2008, and a final balloon payment of $6.0 million due on December 31, 2008. The book value of the note at July 1, 2005 was $6.8 million.
     Our $2.0 million non-interest bearing note payable was issued to the seller of Safway in 2003 and is being accreted to the face value at 6.0% using the effective interest method. As of July 1, 2005, remaining payments are $1.5 million and are payable in minimum payments of $104,000 for the remainder of 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met. The book value of the note at July 1, 2005 was $1.3 million.
     Our other long-term debt at July 1, 2005 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.5 million.
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

DAYTON SUPERIOR CORPORATION

DATE: August 15, 2005	BY: /s/ Edward J. Puisis

Edward J. Puisis
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer

	32.2	Section 1350 Certification of Vice President and Chief Financial Officer