Form 10-Q
period 2005-09-30
DAYTON SUPERIOR CORP
filed 2005-11-14
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2005	COMMISSION FILE NUMBER 1-11781
DAYTON SUPERIOR CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130
Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 937-428-6360
NOT APPLICABLE

(Former name, former address and former fiscal year, if changed from last report)
Indicate by mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐     NO  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐     NO  ☑
4,575,885 Common Shares were outstanding as of November 14, 2005

Part I. — Financial Information
Item 1 — Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004
(Amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$1,352	$4,504
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $4,506 and $5,379	73,188	68,031
Inventories	64,435	59,389
Prepaid expenses and other current assets	3,636	8,392
Prepaid income taxes	426	365
Deferred income taxes	5,467	5,465

Total current assets	148,504	146,146

Rental equipment, net of accumulated depreciation of $48,991 and $38,756	69,959	69,662

Property, plant and equipment	112,228	118,385
Less accumulated depreciation	(60,799)	(58,927)

Net property, plant and equipment	51,429	59,458

Goodwill	107,643	107,643
Intangible assets, net of accumulated amortization	5,569	7,185
Other assets	2,259	4,044

Total assets	$385,363	$394,138

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$2,403	$2,455
Accounts payable	21,003	21,086
Accrued compensation and benefits	10,748	12,700
Accrued interest	8,316	6,746
Accrued freight	4,340	3,722
Current portion of deferred gain on sale-leaseback	3,336	—
Other accrued liabilities	5,222	4,154

Total current liabilities	55,368	50,863

Revolving credit facility	69,725	58,800
Other long-term debt, net of current portion	317,148	316,389
Deferred gain on sale-leaseback, net of current portion	1,796	—
Deferred tax liability	17,025	17,473
Other long-term liabilities	6,371	6,143

Total liabilities	467,433	449,668

Shareholders’ deficit:
Common shares	116,037	116,024
Loans to shareholders	(2,432)	(2,767)
Treasury shares, at cost, 51,293 and 36,747 shares	(1,509)	(1,184)
Cumulative other comprehensive loss	(758)	(1,137)
Accumulated deficit	(193,408)	(166,466)

Total shareholders’ deficit	(82,070)	(55,530)

Total liabilities and shareholders’ deficit	$385,363	$394,138

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
For The Three and Nine Fiscal Months Ended September 30, 2005 and October 1, 2004
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Product sales	$96,557	$96,640	$269,643	$273,101
Rental revenue	13,816	11,449	35,961	30,792
Used rental equipment sales	3,698	6,459	11,953	14,978

Net sales	114,071	114,548	317,557	318,871

Product cost of sales	75,018	71,442	208,030	204,948
Rental cost of sales	9,594	8,304	27,389	23,852
Used rental equipment cost of sales	1,270	2,743	4,188	5,956

Cost of sales	85,882	82,489	239,607	234,756

Product gross profit	21,539	25,198	61,613	68,153
Rental gross profit	4,222	3,145	8,572	6,940
Used rental equipment gross profit	2,428	3,716	7,765	9,022

Gross profit	28,189	32,059	77,950	84,115

Selling, general and administrative expenses	22,736	21,757	68,993	66,294
Facility closing and severance expenses	211	429	542	1,393
(Gain) loss on disposals of property, plant, and equipment	(543)	(464)	(1,629)	(386)
Amortization of intangible assets	180	302	486	857

Income from operations	5,605	10,035	9,558	15,957

Other expenses
Interest income	(24)	(14)	(146)	(42)
Interest expense	12,207	11,937	36,563	35,549
Loss on early extinguishment of long-term debt	—	—	—	842
Other expense (income)	79	(45)	84	—

Loss before benefit for income taxes	(6,657)	(1,843)	(26,943)	(20,392)

Benefit for income taxes	—	—	—	—

Net loss	$(6,657)	$(1,843)	$(26,943)	$(20,392)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
For The Nine Fiscal Months Ended September 30, 2005 and October 1, 2004
(Amounts in thousands)
(Unaudited)

	Nine Fiscal Months Ended
	September 30,	October 1,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(26,943)	$(20,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,750	20,369
Amortization of intangible assets	486	857
Loss on early extinguishment of long-term debt	—	842
Deferred income taxes	(448)	(103)
Amortization of deferred financing costs and debt discount	3,942	3,914
Amortization of deferred gain from sale-leaseback	(1,483)	—
Gain on sales of rental equipment	(7,765)	(9,022)
(Gain) loss on sales of property, plant and equipment	(456)	(386)
Changes in assets and liabilities:
Accounts receivable	(5,157)	(12,832)
Inventories	(5,046)	(13,979)
Accounts payable	(83)	3,024
Accrued liabilities and other long-term liabilities	1,456	(259)
Prepaid expenses and other assets	6,375	(5,913)

Net cash used in operating activities	(12,372)	(33,880)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(4,187)	(3,819)
Proceeds from sales of property, plant and equipment	1,287	689
Rental equipment additions	(20,814)	(16,671)
Proceeds from sales of rental equipment	11,953	14,978
Acquisition	—	(245)

Net cash used in investing activities	(11,761)	(5,068)

Cash Flows From Financing Activities:
Repayments of long-term debt including the revolving credit facility	(99,179)	(80,314)
Borrowings under revolving credit facility	108,125	119,804
Financing costs incurred	(3)	(2,554)
Proceeds from sale-leaseback	11,636	—
Purchase of treasury shares	(325)	—
Changes in loans to shareholders	335	(27)
Issuance of common shares	13	73

Net cash provided by financing activities	20,602	36,982

Effect of Exchange Rate Changes on Cash	379	(29)

Net decrease in cash	(3,152)	(1,995)

Cash, beginning of period	4,504	1,995

Cash, end of period	$1,352	$—

Supplemental Disclosures:
Cash paid for income taxes	$435	$573
Cash paid for interest	31,051	30,578
Purchases of equipment on capital leases	—	389
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
For The Three and Nine Fiscal Months Ended September 30, 2005 and October 1, 2004
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30,		September 30,
	2005	October 1, 2004	2005	October 1, 2004
Net loss	$(6,657)	$(1,843)	$(26,943)	$(20,392)
Other comprehensive income:
Foreign currency translation adjustment	577	201	379	(29)

Comprehensive loss	$(6,080)	$(1,642)	$(26,564)	$(20,421)

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
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Raw materials	$15,153	$21,663
Work in progress	3,287	2,588
Finished goods	45,995	35,138

Total Inventory	$64,435	$59,389

(c)	New Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current period charges. The Company will be required to comply with the provision of SFAS No. 151 as of the first fiscal year beginning after June 15, 2005. The Company has not determined the impact that SFAS No. 151 will have on its financial statements.

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

(d)	Stock Options — The Company measures compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123, ''Accounting for Stock-Based Compensation,’’ the Company’s net loss and net loss per share would have been increased to the pro forma amounts as follows:

		Three fiscal months ended		Nine fiscal months ended
		September	October 1,	September 30,	October 1,
		30, 2005	2004	2005	2004
Net income (loss)	As Reported	$(6,657)	$(1,843)	$(26,943)	$(20,392)
	Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(72)	(61)	(216)	(186)

	Pro Forma	$(6,729)	$(1,904)	$(27,159)	$(20,578)

(e)	Reclassifications — Certain reclassifications have been made to the 2004 amounts to conform to their 2005 classifications.
(3)	Credit Arrangements
On January 30, 2004, the Company established an $80,000 senior secured revolving credit facility, which was used to refinance the previous $50,000 facility. The Company recorded a loss on the early extinguishment of long-term debt of $842 due to the expensing of deferred financing costs on the previous facility. The facility was subsequently increased to $95,000 and matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At September 30, 2005, the entire $95,000 was available and the Company had an outstanding balance of $69,725 at a weighted average interest rate of 6.5% as compared with $58,800 outstanding at December 31, 2004. Outstanding letters of credit were $7,201 and available borrowings were $18,074 under this revolving credit facility at September 30, 2005. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended		Nine fiscal months ended
	September	October 1,	September	October 1,
	30, 2005	2004	30, 2005	2004
Revolving Credit Facility:
Average borrowings	$66,774	$63,198	$65,841	$51,763
Maximum borrowing	71,900	71,900	77,500	71,900
Weighted average interest rate	6.4%	4.4%	6.0%	4.4%
Following is a summary of the Company’s other long-term debt as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Senior Second Secured Notes, interest rate of 10.75%	$165,000	$165,000
Debt discount on Senior Second Secured Notes	(5,164)	(6,194)
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(6,459)	(7,397)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,351	7,794
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068	1,102
Capital lease obligations	3,026	3,794
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%	—	16

Total long-term debt	319,551	318,844
Less current maturities	(2,403)	(2,455)

Long-term portion	$317,148	$316,389

As of September 30, 2005, the senior second secured notes (the “Senior Notes”) have a principal amount of $165,000 and mature in June 2008. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes, based on most recent trade, was $166,650 as of September 30, 2005. The senior second secured notes are secured by substantially all assets of the Company.
As of September 30, 2005, the Senior Subordinated Notes (the “Notes”) have a principal amount of $154,729 and mature in June 2009. The Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes, based on most recent trade, was $123,783 as of September 30, 2005.
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
A summary of the status of the Company’s stock option plans at September 30, 2005, as well as changes during the fiscal nine months then ended is presented in the table below:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Outstanding at December 31, 2004	682,978	$26.13
Cancelled / expired	(100,000)	27.50

Outstanding at September 30, 2005	582,978	$24.27

(5)	Retirement Plans
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
The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for salaried and hourly employees who retired from the Company’s Symons subsidiary prior to May 1, 1995. As of January 1, 2005, there were 51 people receiving postretirement health care benefits and 88 people receiving life insurance benefits.
The following are the components of Net Periodic Benefit Cost for the nine months ended September 30, 2005 and October 1, 2004:

			Symons	Symons
	Pension	Pension	Postretirement	Postretirement
	Benefits 2005	Benefits 2004	Benefits 2005	Benefits 2004
Service cost	$519	$448	$0	$0
Interest cost	491	447	20	27
Expected return on plan assets	(555)	(449)	0	0
Amortization of prior service cost	11	4	18	18
Amortization of net loss	68	58	(8)	0

Net periodic benefit cost	$534	$508	$30	$45

As of September 30, 2005, $710 of contributions have been made in 2005. The Company presently anticipates contributing an additional $221 to fund its pension plan in 2005 for a total of $931.

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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three and nine fiscal months ended September 30, 2005 and October 1, 2004 follows. The 2004 amounts have been reclassified to conform to the 2005 classification.

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30,		September 30,	October 1,
	2005	October 1, 2004	2005	2004
Product sales	$96,557	$96,640	$269,643	$273,101
Rental revenue	13,816	11,449	35,961	30,792
Used rental equipment sales	3,698	6,459	11,953	14,978

Net sales	114,071	114,548	317,557	318,871

Product cost of sales	75,018	71,442	208,030	204,948
Rental cost of sales	9,594	8,304	27,389	23,852
Used rental equipment cost of sales	1,270	2,743	4,188	5,956

Cost of sales	85,882	82,489	239,607	234,756

Product gross profit	21,539	25,198	61,613	68,153
Rental gross profit	4,222	3,145	8,572	6,940
Used rental equipment gross profit	2,428	3,716	7,765	9,022

Gross profit	$28,189	$32,059	$77,950	$84,115

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,466	$1,343	$4,383	$4,276
Rental Revenue (rental equipment)	5,668	4,746	16,329	14,146
Corporate	626	790	2,038	1,947

Total depreciation	$7,760	$6,879	$22,750	$20,369

(7)	Facility Closing and Severance Expenses
     During 2003, the Company approved and began implementing a plan to exit certain of its manufacturing and distribution facilities and to reduce overall headcount by approximately 120 in order to keep its cost structure in alignment with net sales. There has been no activity under this plan during 2005. Activity for this plan for the year ended December 31, 2004 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     There is no expected future expense for commitments under this plan.
     During 2004, the Company continued to execute its plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep its cost structure in alignment with net sales. Activity for this plan for the nine months ended September 30, 2005 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	611	307	595	398	1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	82	154	4	134	374
Items charged against reserve	(82)	(208)	(4)	(134)	(428)

Balance, September 30, 2005	$—	$66	$—	$—	$66

     The total expected future expense for commitments under this plan is approximately $100 and will be expensed in accordance with SFAS No. 146.
     During 2005, the Company approved and implemented a plan to change its management structure, which resulted in a headcount reduction of two. Activity for this plan for the nine months ended September 30, 2005 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2005	$—	$—	$—	$—	$—
Facility closing and severance expenses	168	—	—	—	168
Items charged against reserve	—	—	—	—	—

Balance, September 30, 2005	$168	$—	$—	$—	$168

     There is no expected future expense for commitments under this plan.

(8)	Benefit for Income Taxes
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
In April 2005, the Company sold its manufacturing facility in Des Plaines, Illinois to an unrelated party and immediately leased it back from the purchaser. The net proceeds after commissions and other normal closing costs were $11,636. The lease has an initial term of 24 months, with an optional renewal for an additional 12 months and the Company is obligated to pay rent totaling approximately $1,400 over the initial lease term and approximately $725 over the renewal term. In addition, the Company is responsible for all property taxes, operating expenses and insurance on the leased property. The Company realized a gain of $6,673 on the sale of the facility, which was initially deferred and is being recognized ratably over the initial term of the lease.
(10)	Subsequent Event
On October 12, 2005, the Company completed the transactions contemplated by a Real Estate Purchase and Sale Agreement dated August 2, 2005, as amended (the “Purchase Agreement”), with STAG Capital Partners, LLC, an unrelated party. Pursuant to the Purchase Agreement, the Company sold its manufacturing facilities in Aurora, Illinois; Kansas City, Kansas; and Parsons, Kansas and its distribution center in Miamisburg, Ohio to four different affiliates of STAG Capital Partners, LLC. At the same time, the Company also entered into four separate Leases, each dated October 12, 2005, with those affiliates (the “Leases”) under which the Company immediately leased the four facilities back. The aggregate sale price of the facilities under the Purchase Agreement was $12,000, which was paid at the closing. The net proceeds after commissions and other normal closing costs were approximately $11,500. The principal terms of the Leases are as follows:
-	The terms are 10 years (Kansas City, Kansas), 11 years (Aurora, Illinois), 12 years (Miamisburg, Ohio) and 13 years (Parsons, Kansas), respectively. Each Lease also permits the Company to renew the Lease for up to two five-year renewal terms.
-	The rent the Company pays under the Leases increases annually during the initial term. The annual rent payable during the initial year of each Lease and during the last year of the initial term of each the Leases is as follows: Kansas City, Kansas ($226; $270); Aurora, Illinois ($364; $444); Miamisburg, Ohio ($431; $535); and Parsons, Kansas ($240; $304). In addition, the Company is responsible for all property taxes, operating expenses (including maintenance expenses) and insurance on the leased property. The annual rent the Company will pay during the renewal terms will be the higher of the rent in the last year of the initial term or the fair market rent, determined as provided in the Lease.
The Company expects to realize an aggregate gain of approximately $1,100 on the sale of these facilities, comprised of a.) gains of approximately $4,500, which the Company initially will defer and recognize ratably over the term of the applicable Leases, and b.) a loss of approximately $3,400, which will be recognized immediately.

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
Facility Closing and Severance Expenses
     During 2003, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 120 in order to keep our cost structure in alignment with net sales. There has been no activity for this plan during 2005. Activity for this plan for the year ended December 31, 2004 was as follows:

In 000’s
	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

     There is no expected future expense for commitments under this plan.
     During 2004, we continued to execute our plan to exit additional distribution facilities and reduce headcount by approximately 75 in order to keep our cost structure in alignment with net sales. Activity for this plan for the nine months ended September 30, 2005 was as follows:

	In 000’s
	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	611	307	595	398	1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	82	154	4	134	374
Items charged against reserve	(82)	(208)	(4)	(134)	(428)

Balance, September 30, 2005	$—	$66	$—	$—	$66

     The total expected future expense for commitments under this plan is approximately $100,000 and will be expensed in accordance with SFAS No. 146.

     During 2005, we approved and implemented a plan to change our management structure, which resulted in a headcount reduction of two. Activity for this plan for the nine months ended September 30, 2005 was as follows:

In 000’s
	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2005	$—	$—	$—	$—	$—
Facility closing and severance expenses	168	—	—	—	168
Items charged against reserve	—	—	—	—	—

Balance, September 30, 2005	$168	$—	$—	$—	$168

     There is no expected future expense for commitments under this plan.
Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three Fiscal Months Ended		NIne Fiscal Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
Product sales	84.7%	84.4%	84.9%	85.6%
Rental revenue	12.1	10.0	11.3	9.7
Used rental equipment sales	3.2	5.6	3.8	4.7

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	77.7	73.9	77.2	75.0
Rental cost of sales	69.4	72.5	76.2	77.5
Used rental equipment cost of sales	34.3	42.5	35.0	39.8

Cost of sales	75.3	72.0	75.5	73.6

Product gross profit	22.3	26.1	22.8	25.0
Rental gross profit	30.6	27.5	23.8	22.5
Used rental equipment gross profit	65.7	57.5	65.0	60.2

Gross profit	24.7	28.0	24.5	26.4

Selling, general and administrative expenses	19.9	19.0	21.7	20.8
Facility closing and severance expenses	0.2	0.3	0.2	0.4
(Gain) loss on disposals of property, plant, and equipment	(0.5)	(0.4)	(0.5)	(0.1)
Amortization of intangible assets	0.2	0.3	0.1	0.3

Income from operations	4.9	8.8	3.0	5.0
Interest income	—	—	—	—
Interest expense	10.7	10.4	11.5	11.1
Loss on early extinguishment of long-term debt	—	—	—	0.3
Other expense (income)	—	—	—	—

Loss before benefit for income taxes	(5.8)	(1.6)	(8.5)	(6.4)
Benefit for income taxes	—	—	—	—

Net loss	(5.8%)	(1.6%)	(8.5%)	(6.4%)

Comparison of Three Fiscal Months Ended September 30, 2005 and October 1, 2004
Net Sales
Net sales decreased $0.5 million, or 0.4%, to $114.1 million in the third quarter of 2005 from $114.5 million in the third quarter of 2004. The following table summarizes our net sales by product type:

	Three fiscal months ended
	September 30, 2005		October 1, 2004
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$96,557	84.7%	$96,640	84.4%	(0.1)%
Rental revenue	13,816	12.1	11,449	10.0	20.7
Used rental equipment sales	3,698	3.2	6,459	5.6	(42.7)

Net sales	$114,071	100.0%	$114,548	100.0%	0.4%

Product sales in the third quarter of 2005 were flat with the third quarter of 2004 at $96.6 million. The decrease in sales was due to lower unit volume compared to the third quarter of 2004 as volume suffered from hurricanes Katrina and Rita. The volume shortfall was almost entirely offset by price increases.
Rental revenue increased $2.4 million, or 20.7%, to $13.8 million for the third quarter of 2005, compared to $11.4 million in the third quarter of 2004. The increase in rental revenue was due to better positioning of the fleet we acquired from Safway, particularly in the southeastern and western United States, and to an overall stronger rental market in several product families.
Used rental equipment sales decreased to $3.7 million in the third quarter of 2005 from $6.5 million in the third quarter of 2004 as we emphasize renting equipment rather than selling it.
Gross Profit
Gross profit on product sales for the third quarter of 2005 was $21.5 million, or 22.3% of sales, a decrease of $3.7 million from $25.2 million, or 26.1% of sales, in the third quarter of 2004. The decrease in gross profit was primarily due to increasing costs of steel and freight and the effect of lower production volume, partially offset by higher sales prices.
Gross profit on rental revenue for the third quarter of 2005 was $4.2 million, or 30.6% of revenue, an increase of $1.1 million from $3.1 million, or 27.5% of revenue in the third quarter of 2004. Depreciation on rental equipment for the third quarter of 2005 was $5.7 million, an increase of $0.9 million from $4.8 million in the third quarter of 2004. The increase in depreciation expense was primarily due to having a higher mix of rental fleet that is depreciated more quickly as compared with the third quarter of 2004. Gross profit on rental revenue before depreciation was $9.9 million, or 71.6% of revenue, an increase of $2.0 million from $7.9 million, or 69.0% of revenue in 2004. The increase in gross profit dollars was due to the increased net revenue discussed above. The increase in gross profit as a percent of sales was due to the favorable leverage of higher revenues on fixed costs.
Gross profit on sales of used rental equipment for the third quarter of 2005 was $2.4 million, or 65.7% of sales, compared to $3.7 million, or 57.5% of sales, in the third quarter of 2004. The decrease in gross profit dollars was primarily due to the decreased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold.

Operating Expenses
Selling, general and administrative expenses increased $0.9 million to $22.7 million in the third quarter of 2005 from $21.8 million in the third quarter of 2004. The increase was primarily due to moving two distribution centers to larger facilities and increased rental center costs due to higher rental activity.
We gained $0.5 million on the sale of property, plant and equipment during the third quarters of both 2005 and 2004.
Other Expenses
Interest expense increased to $12.2 million in the third quarter of 2005 from $11.9 million in the third quarter of 2004. This was primarily due to higher interest rates on the revolving credit facility compared to the third quarter of 2004.
Loss Before Income Taxes
The loss before income taxes in the third quarter of 2005 was $(6.7) million compared to a loss of $(1.8) million in the third quarter of 2004, due to the factors described above.
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
Net Loss
The net loss for the third quarter of 2005 was $(6.7) million, compared to $(1.8) million in the third quarter of 2004 due to the factors described above.

Comparison of Nine Fiscal Months Ended September 30, 2005 and October 1, 2004
Net Sales
Net sales decreased $1.3 million, or 0.4%, to $317.6 million in the first three quarters of 2005 from $318.9 million in the first three quarters of 2004. The following table summarizes our net sales by product type:

	Nine fiscal months ended
	September 30, 2005		October 1, 2004
		(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$269,643	84.9%	$273,101	85.6%	(1.3)%
Rental revenue	35,961	11.3	30,792	9.7	16.8
Used rental equipment sales	11,953	3.8	14,978	4.7	(20.2)

Net sales	$317,557	100.0%	$318,871	100.0%	(0.4)%

Product sales decreased $3.5 million, or 1.3%, to $269.6 million in the first three quarters of 2005 from $273.1 million in the first three quarters of 2004. The decrease in product sales was due to a decrease in unit volume due to unusually strong demand in the first half of 2004 due to customers buying ahead of our sales price increases and concerns over availability of steel-based products. Sales in the first nine months of 2005 also suffered lower demand in our markets from adverse winter weather in the first half and hurricanes Katrina and Rita in the third quarter. We also believe certain of our customers curtailed purchases in the first nine months of 2005 in expectation of lower steel prices later in the year. Price increases implemented throughout 2004 helped to offset most of the volume decline.
Rental revenue increased $5.2 million, or 16.8%, to $36.0 million in the first three quarters of 2005, compared to $30.8 million in the first three quarters of 2004. The increase in rental revenue is due to better positioning of the fleet we acquired from Safway, particularly in the southeastern and western United States and to an improving rental market in the second and third quarters in several product families.
Used rental equipment sales decreased to $12.0 million in the first three quarters of 2005 from $15.0 million in the first three quarters of 2004 as we emphasize renting equipment rather than selling it.
Gross Profit
Gross profit on product sales for the first three quarters of 2005 was $61.6 million, or 22.8% of sales, a decrease of $6.6 million from $68.2 million, or 25.0% of sales, in the first three quarters of 2004. The decrease in gross profit was primarily due to decreased net sales, as discussed above, and higher costs of steel and freight. As a percent of sales, gross profit declined due to higher costs of steel and freight and the effect of lower production volume.
Gross profit on rental revenue for the first three quarters of 2005 was $8.6 million, or 23.8% of revenue, an increase of $1.7 million from $6.9 million, or 22.5% of revenue in the first three quarters of 2004. Depreciation on rental equipment for the first three quarters of 2005 was $16.3 million, an increase of $2.0 million from $14.3 million in the first three quarters of 2004. The increase in depreciation expense was primarily due to having a higher mix of rental fleet that is depreciated more quickly as compared to the first nine months of 2004. Gross profit before depreciation was $24.9 million, or 69.2% of revenue, an increase of $3.7 million from $21.2 million, or 68.8% of revenue. This increase was primarily due to the increased net revenue discussed above.
Gross profit on sales of used rental equipment for the first three quarters of 2005 was $7.8 million, or 65.0% of sales, compared to $9.0 million, or 60.2% of sales, in the first three quarters of 2004. The decline in gross profit dollars is mainly due to the decline in sales as discussed above. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold.

Operating Expenses
Selling, general and administrative expenses increased $2.7 million to $69.0 million in the first three quarters of 2005 from $66.3 million in the first three quarters of 2004. The increase was due to severance expenses of $1.0 million related to the termination of employment of our former President and Chief Executive Officer, moving two distribution centers to larger facilities, increased rental center costs due to higher rental activity, and, to a lesser degree, non-recurring recruiter fees paid in the search for a new Chief Executive Officer.
Facility closing and severance expense during the first three quarters of 2005 was $0.5 million compared to $1.4 million in the first three quarters of 2004 due to fewer facilities being closed.
Gain on the sale of property plant and equipment during the first three quarters of 2005 was $1.6 million compared to $0.4 million during the first three quarters of 2004. The increase was due to the gains the sales of our Des Plaines, IL and Folcroft, PA facilities.
Other Expenses
Interest expense increased to $36.6 million in the first three quarters of 2005 from $35.5 million in the first three quarters of 2004. This was primarily due to higher interest rates on the revolving credit facility and higher average borrowings compared to the first three quarters of 2004. We incurred a loss on the early extinguishment of long-term debt of $0.8 million in the first nine months of 2004 due to the expensing of deferred financing costs related to our new $95.0 million senior secured revolving credit facility.
Loss Before Income Taxes
The loss before income taxes for the first three quarters of 2005 was $(26.9) million compared to a loss of $(20.4) million in the first three quarters of 2004, due to the factors described above.
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
Net Loss
Loss before income taxes for the first three quarters of 2005 was $(26.9) million compared to a loss of $(20.4) million in the first three quarters of 2004, due to the factors described above.
Liquidity and Capital Resources
Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, and amounts available under our revolving credit facility.
Our capital requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been borrowings under our revolving credit facility, the issuance of long-term debt and equity, and sale-leaseback transactions.

Net cash used in operating activities in the first nine months of 2005 was $(12.4) million, compared to $(33.9) million in the first nine months of 2004. This activity is comprised of the following:

	2005	2004
	(in millions)
Net loss	$(26.9)	$(20.4)
Non-cash adjustments	17.0	16.5

Net loss after non-cash adjustments	(9.9)	(3.9)
Changes in assets and liabilities	(2.5)	(30.0)

Net cash used in operating activities	$(12.4)	$(33.9)

Net loss after non-cash adjustments was $(9.9) million for the first nine months of 2005, compared to the net loss of $(3.9) million in the first nine months of 2004 due primarily to:
▪	A higher net loss in the first nine months of 2005 of $(26.9) million compared to a $(20.4) million net loss in the first nine months of 2004.

▪	No loss on the early extinguishment of long-term debt in 2005, while there was a loss of $0.8 million in the first nine months of 2004.

▪	Gains on the sale of property, plant and equipment and on the sale-leaseback of $1.9 million in the first nine months of 2005 compared with gains of $0.4 million in the first nine months of 2004.

▪	Changes in other items of $0.4 million.
These items were partially offset by:
▪	Higher depreciation and amortization of intangible assets of $23.2 million in the first nine months of 2005 compared to $21.2 million in the first nine months of 2004.

▪	Lower gain on sale of rental equipment of $(7.8) million in the first nine months of 2005 compared to $(9.0) million in the first nine months of 2004.
Changes in assets and liabilities resulted in an $(2.5) million use of cash in the first nine months of 2005, as compared to $(30.0) million use of cash in the first nine months of 2004. This was due to:
▪	A lower use of cash in accounts receivable, which was a $(5.2) million use of cash in the first nine months of 2005 as compared to a $(12.8) million use of cash in the first nine months of 2004. This decrease was primarily due to better collections in 2005.

▪	A lower use of cash in inventory of $(5.0) million in the first nine months of 2005 as compared to an $(14.0) million use of cash in the first nine months of 2004. The 2005 decline in cash used was due to a less dramatic rise in inventory quantities as a result of having more inventory on-hand at year-end and greater cost increases in the first nine months of 2004.

▪	Cash provided by prepaid expense and other assets increasing to a $6.4 million source of cash in the first nine months of 2005, compared to a $(5.9) million use of cash in the first nine months of 2004. This source of cash in 2005 was primarily due to payments on notes receivable from customers, while the use in 2004 was due to prepayments for steel.

▪	Cash provided by accrued liabilities was $1.5 million in the first nine months of 2005, compared to a $(0.3) million use in the first nine months of 2004. This increase was due to higher accrued interest in 2005 and higher payments for facility closing, severance and rebates in 2004
These items were partially offset by a use of cash from accounts payable, which was $(0.1) million in the first nine months of 2005 as compared to a $3.0 million source of cash in the first nine months of 2004. This decrease was due to a decline in our purchasing activity in the first three quarters of 2005 as compared to the first three quarters of 2004 as a result of having more inventory on-hand at year-end.
Net cash used in investing activities was $(11.8) million in the first nine months of 2005, compared to a use of $(5.1) million in the first nine months of 2004. Rental equipment additions increased to $20.8 million in the first nine months of 2005 from $16.7 million in the first nine months of 2004, which was due to strategically investing in the rental fleet to achieve a more advantageous mix. Property, plant and equipment additions increased to $4.2 million in the first nine months of 2005 from $3.8 million in the first nine months of 2004, primarily as a result of the implementation of our new ERP system and the opening of two distribution centers. Proceeds from the sale of property, plant and equipment were $1.3 million from the sale of our Folcroft, PA facility in 2005, compared to proceeds of $0.7 million in the first nine months of 2004. Proceeds from the sale of rental equipment were down to $12.0 million in the first three quarters of 2005 from $15.0 million in the first three quarters of 2004 due to the focus on renting equipment rather than selling it.
On April 21, 2005 we sold our manufacturing facility in Des Plaines, Illinois to an unrelated party and immediately leased it back from the purchaser. The net proceeds after commissions and other normal closing costs were $11.6 million. We realized a gain of $6.7 million on the sale of the facility, which was initially deferred and is being recognized ratably over the initial term of the lease.
On January 30, 2004, we established a senior secured revolving credit facility, which was used to refinance the previous $50.0 million facility. We recorded a loss on the early extinguishment of long-term debt of $0.8 million due to the expensing of deferred financing costs on the previous facility. The facility was subsequently increased to $95.0 million and matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At September 30, 2005, the entire $95.0 million was available and the Company had an outstanding balance of $69.7 million at a weighted average interest rate of 6.5% as compared to $58.8 million outstanding at December 31, 2004. Outstanding letters of credit were $7.2 million and available borrowings were $18.1 million under this revolving credit facility at September 30, 2005. The credit facility is secured by substantially all assets of the Company.
As of September 30, 2005, our other long-term debt consisted of the following:

September 30,
2005
(in $000’s)
Senior Second Secured Notes, interest rate of 10.75%	$165,000
Debt discount on Senior Second Secured Notes	(5,164)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(6,459)
Notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,351
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068
Capital lease obligations	3,026

Total long-term debt	319,551
Less current maturities	(2,403)

Long-term portion	$317,148

Our long-term debt repayments for the nine months ended September 30, 2005 were $2.0 million.
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
At September 30, 2005, working capital was $93.1 million, compared to $95.3 million at December 31, 2004. The $2.2 million decrease was comprised of the following:
•	$3.1 million decrease in cash due to the timing of cash receipts and disbursements at December and September,

•	$4.8 million decrease in prepaid expenses and other current assets due to collections on notes receivable,

•	$3.3 million increase in deferred gain on the sale of the Des Plaines facility,

•	$1.2 million of changes in other items,

These were partially offset by:
•	$5.2 million increase in accounts receivable due to the normal seasonal increase in net sales from December to September; and

•	$5.0 million increase in inventories due to lower than anticipated sales in the third quarter and to higher raw material costs.
We intend to pursue acquisitions that present opportunities to realize significant synergies, operating expense economies or overhead cost savings or to increase our market position. We regularly engage in discussions with respect to potential acquisitions and investments. There are no definitive agreements with respect to any material acquisitions at this time, and we cannot assure you that we will be able to reach an agreement with respect to any future acquisition. Our acquisition strategy may require substantial capital, and no assurance can be given that we will be able to raise any necessary funds on terms acceptable to us or at all. We intend to fund acquisitions with cash, securities or a combination of cash and securities.
To the extent we use cash for all or part of any future acquisitions, we expect to raise the cash from borrowings under our revolving credit facility or, if feasible and attractive, by issuing long-term debt or additional common shares. If we incur additional debt to finance acquisitions, our total interest expense will increase.
We believe our liquidity and capital resources are sufficient, in the absence of additional acquisitions, to fund the capital expenditures we have planned and our working capital and debt service requirements.
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
Commitments
During the nine months ended September 30, 2005, we entered into a lease for a facility with an initial term of 24 months, with an optional renewal for an additional 12 months. We are obligated to pay rent totaling approximately $0.7 million per year over the initial lease term and the renewal term.
In October 2005, we entered into leases on four facilities with terms from 11 to 13 years. We are obligated to pay rent totaling approximately $1.3 million per year in years one through four and $11.0 million in total for year five through the end of the leases.
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
Stock Collateral Valuation – Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of September 30, 2005, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral upon the book value, par value and estimated market value of the capital as of September 30, 2005. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the par value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. was $9.4 million as of September 30, 2005. Based upon the foregoing, as of September 30, 2005, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended September 30, 2005, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above, is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.
Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the twelve fiscal months ended September 30, 2005, together with a reconciliation to the net income:

Dayton
Superior
Canada Ltd.
Net Income	$1,537
Provision for Income Taxes	105

Income from Operations	1,642
Depreciation Expense	62

Adjusted valuation EBITDA	1,704
Multiple	5.5

Estimated Fair Value	$9,372

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
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in the capital stock being excluded from collateral (or becoming part of the collateral if it was previously excluded). The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of September 30, 2005 and the adjusted EBITDA for the twelve months ended September 30, 2005 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in Applicable	Change in Adjusted
Subsidiary	Value	Valuation EBITDA
Dayton Superior Canada Ltd.	$23,628	$4,296
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2005, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:
•	$95.0 million revolving credit facility, $69.7 million of which was outstanding at September 30, 2005;

•	$165.0 million of Senior Second Secured Notes, with a net book value of $159.8 million;

•	$154.7 million of Senior Subordinated Notes, with a net book value of $148.3 million;

•	$10.5 million of non-interest bearing notes payable to the seller of Safway with a net book value of $7.3 million;

•	$3.0 million in capital lease obligations;

•	$1.1 million in other fixed-rate, long-term debt.
     Our $95.0 million senior secured revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. The entire $95.0 million was available for borrowing as of September 30, 2005. At September 30, 2005, the Company had outstanding letters of credit of $7.2 million and available borrowings of $18.1 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company.
     Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes is $166.7 million as of September 30, 2005. The senior second secured notes are secured by substantially all assets of the Company.
     Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $123.8 million as of September 30, 2005.
     Our $12.0 million non-interest bearing note was issued to the seller of Safway in 2003 and is being accreted to the face value at 14.5% using the effective interest method. As of September 30, 2005, remaining payments are $9.0 million and are payable in annual payments of $1.0 million due on September 30 of each year from 2006 through 2008, and a final balloon payment of $6.0 million due on December 31, 2008. The book value of the note at September 30, 2005 was $6.0 million.
     Our $2.0 million non-interest bearing note payable was issued to the seller of Safway in 2003 and is being accreted to the face value at 6.0% using the effective interest method. As of September 30, 2005, remaining payments are $1.5 million and are payable in minimum payments of $42,000 for the remainder of 2005, $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met. The book value of the note at September 30, 2005 was $1.3 million.
     Our other long-term debt at September 30, 2005 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.4 million.
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
The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which currently is required as of December 31, 2006. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design of and operation of our internal controls including further formalization of policies and procedures and improving segregation of duties. Although we believe that our efforts will enable us to provide the required management report on internal controls and our independent auditors to provide the required attestation as of fiscal year end 2006, we can give no assurance that these efforts will be successfully completed in a timely manner.

Part II. – Other Information
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION

DATE: November 14, 2005	BY: /s/ Edward J. Puisis

Edward J. Puisis
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer

(32)	Section 1350 Certifications

32.1 Section 1350 Certification of President and Chief Executive Officer

32.2 Section 1350 Certification of Vice President and Chief Financial Officer