Form 10-K
period 2005-12-31
DAYTON SUPERIOR CORP
filed 2006-04-17
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11781
DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	31-0676346 (I.R.S. Employer Identification No.)
7777 Washington Village Dr.
Suite 130
Dayton, Ohio 45459
(Address of principal executive office)
Registrant’s telephone number, including area code: (937) 428-6360
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Junior Subordinated Debentures
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 30, 2006, there were 4,575,885 common shares outstanding, all of which were privately held and not traded on a public market. As of June 30, 2005, the aggregate market value of common shares held by non-affiliates was $2,971,455 based on the appraised market value of the common shares.

In this Annual Report on Form 10-K, unless otherwise noted, the terms “Dayton Superior,” “we,” “us” and “our” refer to Dayton Superior Corporation and its subsidiary.
Part I
Item 1. Business.
Available Information
The Company files annual, quarterly, current reports, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.
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
We derive our revenue from a mix of sales of consumable products and the sale and rental of engineered concrete forming systems. Through our network of 23 service/distribution centers, we serve over 4,000 customers, comprised of independent distributors and a broad array of pre-cast concrete manufacturers, general contractors, subcontractors and metal fabricators. We sell most of our 21,000 products under well established, industry-recognized brand names, and manufacture the vast majority of these products ‘‘in-house.’’ We believe that the breadth of our product offerings and national distribution network allow us to service the largest customer base in the industry by providing a ‘‘one-stop’’ alternative to our customers. We believe that none of our competitors can match our combination of product breadth and national reach. In addition, our nationwide customer base enables us to efficiently cross-sell our products and provides us with a platform from which we can broadly distribute newly developed and acquired product lines. Finally, our national customer base provides us with geographically dispersed sales that can mitigate the effects of regional economic downturns.
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

Product Sales Consist Of:
•	Wall-Forming Products. Wall-forming products include shaped metal ties and accessories that are used with modular forms to hold concrete in place when walls are poured at a construction site or are prefabricated off site. These products, which generally are not reusable, are made of wire or plastic or a combination of both materials.

•	Bridge Deck Products. Bridge deck products are metal assemblies of varying designs used to support the formwork used by contractors in the construction and rehabilitation of bridges.

•	Bar Supports. Bar supports are non-structural steel, plastic, or cementitious supports used to position rebar within a horizontal slab or form to be filled with concrete. Metal bar supports are often plastic or epoxy coated, galvanized or equipped with plastic tips to prevent creating a conduit for corrosion of the embedded rebar.

•	Splicing Products. Splicing products are used to join two pieces of rebar together at a construction site without the need for extensive preparation of the rebar ends.

•	Precast and Prestressed Concrete Construction Products. Precast and prestressed concrete construction products are metal assemblies of varying designs used in the manufacture of precast concrete panels and prestressed concrete beams and structural members. Precast concrete panels and prestressed concrete beams are fabricated away from a construction site in a manufacturing environment and transported to the site. Precast concrete panels are used in the construction of prisons, freeway sound barrier walls, external building facades and other similar applications. Prestressed concrete beams use multiple strands of steel cable under tension embedded in concrete beams to provide rigidity and bearing strength, and often are used in the construction of bridges, parking garages and other applications where long, unsupported spans are required.

•	Formliner Products. Formliner products include plastic and elastomeric products that adhere to the inside face of forms to provide shape to the surface of the concrete.

•	Chemical Products. Chemical products include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring and placement of concrete and curing compounds used in concrete road construction.

•	Masonry Products. Masonry products are wire products sold under the Dur-O-Wal® name that improve the performance and longevity of masonry walls by providing crack control, greater elasticity and higher strength to withstand seismic shocks and better resistance to rain penetration.

•	Welded Dowel Assemblies. Welded dowel assemblies are used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

•	Corrosive-Preventing Epoxy Coatings. Corrosive-preventing epoxy coatings are used for infrastructure construction products and a wide range of industrial and construction uses.

•	Architectural Paving Products. Architectural paving products are used to apply decorative texture and coloration to concrete surfaces while concrete is being poured.

We manufacture, sell and rent reusable concrete forming systems primarily under the Symons® name and tilt-up construction products under the Dayton/Richmond® name.
Rental Revenues and Sales of Used Rental Equipment Consist Of:
•	Concrete Forming Systems. Concrete forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Traditionally, forms have been attached to each other using nuts and bolts. In recent years, a growth in the use of clamping systems has occurred in the United States. Specialty forming systems consist primarily of steel forms that are designed to meet architects’ specific needs for concrete placements. Both standard and specialty forming systems are rented and sold.

•	Shoring Systems. Shoring systems, including aluminum beams and joists, are reusable post shores and shoring frames which are used to support deck and other raised forms while concrete is being poured.

•	Tilt-Up Construction Products. Tilt-up construction products include a complete line of inserts, reusable lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to ‘‘tilt-up’’ the walls that then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction.
Manufacturing
We manufacture a majority of the products we sell and rent in 17 facilities throughout North America. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches and other heavy machinery typical for this type of manufacturing operation. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.
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
We outsource some of our production requirements to lower cost foreign producers that we believe generate significant additional savings.
Distribution
We distribute our products to customers through our network of 23 service/distribution centers located in the United States and Canada. We ship most of our products to our service/distribution centers from our manufacturing plants. We have an on-line inventory tracking system that enables us to identify, reserve and ship inventory quickly from our locations in response to customer orders.

Sales and Marketing
We employed approximately 300 sales and marketing personnel at December 31, 2005, of whom approximately two-thirds were in field sales and one-third were customer service representatives. Sales and marketing personnel are located in most of our service/distribution centers. We produce product catalogs and promotional materials that illustrate certain construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects and engineers to secure the use of our products whenever possible.
We consider our engineers to be an integral part of the sales and marketing effort. Our engineers have developed proprietary software applications to conduct extensive pre-testing on both new products and construction projects.
Customers
We have over 4,000 customers, of which approximately 50% purchase our products for resale and 50% are end users. Our customer base is geographically diverse, with no customer accounting for more than 5% of our net sales in 2005. Our customers consist of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors.
Raw Materials
Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. We currently purchase materials from over 800 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. Steel, in its various forms, constitutes approximately 20% of our cost of sales. In 2004, we faced rapidly rising steel prices and responded by increasing our sales prices.
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
Trademarks and Patents
Our products are sold under our registered trademarks that are well known throughout the concrete construction industry and are therefore important to our business. Among our better-known trademarks are Dayton Superior®, Dayton/Richmond®, Symons®, Aztec®, Dur-O-Wal®, American Highway Technology®, Conspec®, Edoco®, Jahn®, Swift Lift®, Bar Lock®, Steel-Ply®, the Hexagon Logo® and the S & Diamond® design. Many of our products are protected by our patents, which are considered an important asset of the Company. As of December 31, 2005, we had approximately 100 patents and 40 pending patent applications, domestic and foreign, and about 170 registered trademarks and pending applications for registration.

Employees
As of December 31, 2005, we employed approximately 700 salaried and 1,000 hourly personnel, of whom approximately 400 of the hourly personnel and 3 of the salaried personnel are represented by labor unions. Employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements. Two collective bargaining agreements will expire in 2006. We believe we have good employee and labor relations.
Seasonality
Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings under the revolving credit facility fluctuate with sales volume such that our peak revolving credit facility borrowings are generally in the late second quarter or early third quarter.
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
Item 1A. Risk Factors
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
Substantial leverage—Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations. We have a significant amount of indebtedness and debt service requirements. The following shows certain important credit information as of December 31, 2005:

Total long-term indebtedness, including current maturities	$369.3 million
Shareholders’ deficit	$171.3 million
Our substantial indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations under outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage to our competitors that have less debt; and

•	limit, along with other restrictive covenants in our indebtedness agreements, among other things, our ability to borrow additional funds.
In addition, failing to comply with those covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be able to incur additional indebtedness under the terms of our indebtedness agreements. If new debt is added to our current debt levels, the related risks that we and they now face could increase.
Net losses—Our business has experienced net losses over the past several years. We reported net losses of approximately $17.6 million in 2003, $48.7 million in 2004 and $114.7 million in 2005. Our results of operations will continue to be affected by events and conditions both within and beyond our control, including competition, economic, financial, business and other conditions. Therefore, we cannot offer assurances to you that we will not continue to incur net losses in the future.
Price increases and availability—We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our cost of sales in 2005. Historically, steel prices have fluctuated, and we faced rapidly rising steel prices in 2004. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot offer assurances that we will be able to pass these cost increases on to our customers.
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
Potential exposure to environmental liabilities—We may be liable for costs under certain environmental laws even if we did not cause any environmental problems. Changes in environmental laws or unexpected investigations could adversely affect our business. Our business and our facilities are subject to a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. Pursuant to certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation and remediation of hazardous materials at the property. These laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these statutes) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation and remediation of these substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them. We believe we are in material compliance with applicable environmental laws. However, because we own and operate a number of facilities where industrial activities have been historically conducted and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation and remediation, as well as capital costs associated with compliance with these laws. These environmental costs have not been material in the past and are not expected to be material in the future. Nevertheless, more stringent environmental laws as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation could impose material costs and liabilities on us which could have a material adverse effect on our business, financial condition and results of operations.
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
Increased dependence on foreign operations—We operate a manufacturing facility in Reynosa Mexico and have increased our purchasing of raw materials and finished goods from foreign sources. Political and economic conditions in foreign countries could adversely affect us. The success of our operations in Mexico depend on numerous factors, many of which are beyond our control, including our inexperience with operating abroad, general economic conditions, currency fluctuations, restrictions on the repatriation of assets, compliance with foreign laws and standards and political risks.
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
Risks associated with acquisitions—We may complete acquisitions that disrupt our business. If we make acquisitions, we could do any of the following, which could adversely affect our business, financial condition and results of operations:
•	incur substantial additional debt, which may reduce funds available for operations and future opportunities and increase our vulnerability to adverse general economic and industry conditions and competition;

•	assume contingent liabilities; or

•	take substantial charges to write off goodwill and other intangible assets.

In addition, acquisitions can involve other risks, such as:

•	difficulty in integrating the acquired operations, products and personnel into our existing business;

•	costs that are greater than anticipated or cost savings that are less than anticipated;

•	diversion of management time and attention; and

•	adverse effects on existing business relationships with our suppliers and customers and the suppliers and customers of the acquired business.

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
Risks associated with our workforce—We depend on our highly trained employees, and any work stoppage or difficulty hiring similar employees would adversely affect our business. We could be adversely affected by a shortage of skilled employees. As of December 31, 2005, approximately 25% of our employees were unionized. We are subject to several collective bargaining agreements with employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities. Although we believe that our relations with our employees are good, we cannot offer assurances that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Any shortage of labor could have a material adverse effect on our business, financial condition and results of operations.
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
Restrictive covenants—Our revolving credit facility and our note indentures contain various covenants that limit the discretion of our management in the operation of our business including, among other things, our ability to:
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters is located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities as of December 31, 2005 are located throughout North America, as follows:

		Leased/	Size	Lease Expiration
Location	Use	Owned	(Sq. Ft.)	Date
Birmingham, Alabama	Manufacturing/Distribution	Leased	287,000	December 2021
Kankakee, Illinois	Manufacturing/Distribution	Leased	172,954	December 2007
Des Plaines, Illinois	Manufacturing/Distribution	Leased	171,650	April 2007
Miamisburg, Ohio	Manufacturing/Distribution	Leased	156,600	October 2017
Allentown, Pennsylvania	Service/Distribution	Leased	114,000	May 2015
Fontana, California	Manufacturing/Distribution	Leased	114,000	July 2007
Reynosa, Mexico	Manufacturing/Distribution	Leased	110,000	July 2006
Aurora, Illinois	Manufacturing/Distribution	Leased	103,700	October 2016
Parsons, Kansas	Manufacturing/Distribution	Leased	120,000	October 2018
New Braunfels, Texas	Manufacturing/Distribution	Owned	89,600
Tremont, Pennsylvania	Manufacturing/Distribution	Owned	86,000
Parker, Arizona	Manufacturing/Distribution	Leased	60,000	Month to Month
Kansas City, Kansas	Manufacturing/Distribution	Leased	56,600	October 2015
Modesto, California	Manufacturing/Distribution	Leased	54,100	October 2007
Grand Prairie, Texas	Service/Distribution	Leased	51,000	June 2010
Toronto, Ontario	Manufacturing/Distribution	Leased	45,661	February 2007
Kent, Washington	Service/Distribution	Leased	40,640	June 2006
Oregon, Illinois	Service/Distribution	Owned	39,000
Brandywine, Maryland	Service/Distribution	Leased	36,800	October 2010
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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our common shares. As of December 31, 2005, there were 34 holders of our common shares.
On October 15, 2005, the Company sold 4,000 Common Shares to Company employees for an aggregate purchase price of $16,000 ($4.00 per share) in conjunction with the exercise of stock options. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Item 6. Selected Financial Data.
The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2005. The selected historical financial information as of December 31, 2001, 2002, 2003, 2004 and 2005 and for each of the years in the five-year period ended December 31, 2005 have been derived from our consolidated financial statements. Our audited consolidated financial statements for the three years ended December 31, 2005 are included elsewhere herein. You should read the following table together with the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section below and our consolidated financial statements and their related notes included elsewhere herein.

	Year Ended December 31,
		2004	2003
	2005	(As Restated)	(As Restated)	2002		2001
	(dollars in thousands)
Statement of Operations Data:
Net sales	$418,983	$418,639	$379,457	$400,046		$417,011
Cost of sales (1)	320,399	311,335	278,345	273,462		281,527

Gross profit (1)	98,584	107,304	101,112	126,584		135,484
Selling, general and administrative expenses	93,956	89,735	84,543	88,929		93,746
Facility closing and severance expenses (2)	1,712	2,036	2,294	5,399		7,360
Amortization of intangibles and impairment of goodwill	64,570 (3)	989	944	603		3,912
Loss (gain) on disposals of property, plant and equipment	4,529	(248)	(636)	1,115		(7)

Income (loss) from operations (1)	(66,183)	14,792	13,967	30,538		30,473
Interest expense (1)	48,133	47,207	40,186	34,039		35,074
Interest income	(163)	(559)	(53)	(72)		(50)
Loss on early extinguishment of long-term debt	—	842 (4)	2,480 (5)	—		—
Other (income) expense	(89)	(134)	20	80		102

Loss before provision (benefit) for income taxes and cumulative effect of change in accounting principle (1)	(114,064)	(32,564)	(28,666)	(3,509)		(4,653)
Provision (benefit) for income taxes (1)	639	16,185 (6)	(11,030)	(386)		(1,179)

Loss before cumulative effect of change in accounting principle (1)	(114,703)	(48,749)	(17,636)	(3,123)		(3,474)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(17,140	)(7)	—

Net loss (1)	$(114,703)	$(48,749)	$(17,636)	$(20,263)		$(3,474)

	Year Ended December 31,
			2004	2003	2002	2001
	2005		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(dollars in thousands)
Other Financial Data:
Depreciation and amortization (1)	$97,427	(2)	$31,738	$27,693	$21,453	$22,202
Property, plant and equipment additions, net	5,140		4,586	6,935	9,267	9,755
Rental equipment additions, net (1)	11,232		(7,739)	(13,251)	(17,230)	3,191
Balance Sheet Data (at period end):
Working capital (1)	$63,584		$93,623	$70,029	$65,751	$56,943
Goodwill and intangibles	48,668		114,828	120,117	115,733	136,626
Total assets (1)	281,520		394,763	396,195	373,971	396,843
Long-term debt (including current portion) (1)	369,254		379,735	345,547	299,536	291,946
Shareholders’ equity (deficit) (1)	(171,337)		(59,468)	(10,416)	(8,220)	10,663

(1)	During our reporting and closing process relating to the preparation of our December 31, 2005 financial statements, we determined that certain put options set forth in the Management Stockholders’ Agreement should be classified outside of shareholders’ equity (deficit) in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” As a result, we have recorded the cumulative effect as of January 1, 2001 and have restated the consolidated balance sheets as of December 31, 2004, 2003, 2002, and 2001. We also determined that two agreements for the purchase of rental equipment entered into by the Company during 2003 were incorrectly recorded as capital assets as the purchase price was paid by the Company rather than being recorded as capital leases or other long-term liabilities at the inception of the agreements. As a result, the Company has restated the consolidated balance sheets as of December 31, 2004 and 2003 and the consolidated statements of operations, shareholders’ deficit, comprehensive loss and cash flows for the years ended December 31, 2004 and 2003.

(2)	From 2001 through 2005, we approved and implemented several plans to exit manufacturing and distribution facilities and reduce overall headcount to keep our cost structure aligned with our net sales. We describe the facility closing and severance expenses relating to these consolidation efforts in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Facility Closing and Severance Expenses.”

(3)	In accordance with SFAS No. 142, the Company updated its annual assessment of goodwill recoverability. The Company’s financial performance has gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company has been unable to consistently sustain positive cash flow and its future ability to do so is uncertain. Accordingly, the Company recorded an impairment charge of $64 million to reduce the carrying value of goodwill to its estimated implied fair value. Any adjustment to the estimated impairment loss will be recognized in a subsequent reporting period.

(4)	On January 30, 2004, we established an $80.0 million senior secured revolving credit facility which was used to refinance our previous $50.0 million revolving credit facility. This facility was subsequently increased to $95.0 million in July 2004. As a result of the transaction, we incurred a loss on the early extinguishment of long-term debt of $0.8 million, due to the expensing of deferred financing costs related to the previous revolving credit facility.

(5)	On June 9, 2003, we completed an offering of $165.0 million of senior second secured notes (the “Senior Notes”) in a private placement. The proceeds of the offering of the Senior Notes were $157.0 million and were used to repay our acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility. As a result of the transactions, we incurred a loss on the early extinguishment of long-term debt of $2.5 million, due to the expensing of deferred financing costs.

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

(7)	We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount does not affect our ongoing operations. The goodwill arose from the acquisitions of Dur-O-Wal in 1995, Southern Construction Products in 1999, and Polytite in 2000, all of which manufactured and sold metal accessories used in masonry construction. The masonry products market has experienced weaker markets and significant price competition that has had a negative impact on the product line’s earnings and fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the consolidated financial statements for the years ended December 31, 2004 and 2003 as described in Note 15 to the consolidated financial statements.
Overview
Founded in 1924, we believe we are the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and a leading manufacturer of metal accessories used in masonry construction in terms of revenues. Although almost all of our products are used in concrete or masonry construction, the function and nature of the products differ widely. On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. (“Safway Formwork”) for $20.0 million. Safway Formwork was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany.
Product sales consist of:
•	Concrete accessories which are used for connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, and include products which remain in place at the convenience of the contractors.

•	Masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls.

•	Paving products, which are used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement, and include products that remain in place at the convenience of the contractors. Welded dowel assemblies are a paving product used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

•	Chemicals which include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring, placement, and stamping of concrete as well as curing compounds used in concrete road construction.
Rental Revenues and Sales of Used Rental Equipment consist primarily of:
•	Concrete Forming Systems. Concrete forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Traditionally, forms have been attached to each other using nuts and bolts. In recent years, a growth in the use of clamping systems has occurred in the United States. Specialty forming systems consist primarily of steel forms that are designed to meet architects’ specific needs for concrete placements. Both standard and specialty forming systems are rented.

•	Shoring Systems. Shoring systems, including aluminum beams and joists, post shores and shoring frames are used to support deck and other raised forms while concrete is being poured.

•	Tilt-Up Construction Products. Tilt-up construction products include a complete line of inserts, reusable lifting hardware and adjustable beams used in the tilt-up method of construction, in which the concrete floor slab is used as part of a form for casting the walls of a building. After the cast walls have hardened on the floor slab, a crane is used to ‘‘tilt-up’’ the walls that then are braced in place until they are secured to the rest of the structure. Tilt-up construction generally is considered to be a faster method of constructing low-rise buildings than conventional poured-in-place concrete construction.
Safway Formwork Acquisition
On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. (“Safway”) for $20.0 million. Safway was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $7.0 million payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2005 was $6.3 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004 and the scheduled $1.0 million payments were paid in September 2004 and 2005. Annual payments of $1.0 million are due on September 30 of each year from 2006 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.
We also exercised our option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1.6 million and a book value of $1.3 million as of December 31, 2005. The note is being accreted to the face value of $2.0 million at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.
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
Facility Closing and Severance Expenses
During 2000, as a result of an acquisition, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the year ended December 31, 2003 (there was no activity for 2004 and 2005) was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2003	$—	$269	$—	$93	$362
Facility closing and severance expenses	—	(212)	—	—	(212)
Items charged against reserve	—	(57)	—	(93)	(150)

Balance, December 31, 2003	$—	$—	$—	$—	$—

During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 500 employees in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2003 and 2004 (there was no activity for 2005) was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2003	$—	$210	$—	$311	$521
Facility closing and severance expenses	—	379	—	—	379
Items charged against reserve	—	(175)	—	(311)	(486)

Balance, December 31, 2003	—	414	—	—	414
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	—	(414)	—	—	(414)

Balance, December 31, 2004	$—	$—	$—	$—	$—

During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 200 employees in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2003, and 2004 (there was no activity for 2005) was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2003	$2,412	$84	$—	$—	$2,496
Facility closing and severance expenses	202	(11)	—	—	191
Items charged against reserve	(2,414)	(73)	—	—	(2,487)

Balance, December 31, 2003	200	—	—	—	200
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	(200)	—	—	—	(200)

Balance, December 31, 2004	$—	$—	$—	$—	$—

During 2003, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 120 employees in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2003, and 2004 (there was no activity for 2005) was as follows:

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

During 2004, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 75 employees in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2004 and 2005 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$611	$307	$595	$398	$1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	$—	$45	$—	$—	$45

During 2005, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 50 employees in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)		(326)

Balance, December 31, 2005	$417	$—	$438	$—	$855

The total expected future expense for commitments under these plans is approximately $100 thousand and will be expensed in accordance with SFAS No. 146.
The Company expects to pay the amounts accrued as of December 31, 2005 by the end of fiscal 2006.

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated:

	Years ended December 31,
	2005	2004	2003
Product sales	84.2%	83.1%	80.1%
Rental revenue	11.8	10.1	9.4
Used rental equipment sales	4.0	6.8	10.5

Net sales	100.0	100.0	100.0

Product cost of sales	78.5	76.2	77.9
Rental cost of sales	76.9	84.6	80.5
Used rental equipment cost of sales	31.6	36.6	32.2

Cost of sales	76.5	74.4	73.4

Product gross profit	21.5	23.8	22.1
Rental gross profit	23.1	15.4	19.5
Used rental equipment gross profit	68.4	63.4	67.8

Gross profit	23.5	25.6	26.6

Selling, general and administrative expenses	22.4	21.4	22.3
Facility closing and severance expenses	0.4	0.5	0.6
Amortization of intangibles and impairment of goodwill	15.4	0.2	0.2
Loss (gain) on disposals of property, plant and equipment	1.1	—	(0.2)

Income from operations	(15.8)	3.5	3.7
Interest expense	11.5	11.3	10.6
Interest income	(0.1)	(0.2)	—
Loss on early extinguishment of long-term debt	—	0.2	0.7
Other expense	—	—	—

Loss before provision (benefit) for income taxes	(27.2)	(7.8)	(7.6)
Provision (benefit) for income taxes	0.2	3.8	(3.0)

Net loss	(27.4)%	(11.6)%	(4.6)%

Comparison of Years Ended December 31, 2004 and 2005
Net Sales. Our 2005 net sales were $419.0 million, a 0.1% increase from $418.6 million in 2004. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2005		2004
		(In thousands)
					%
	Sales	%	Sales	%	Change

Product sales	$352,888	84.2%	$348,036	83.1%	1.4%
Rental revenue	49,485	11.8	42,231	10.1	17.2
Used rental equipment sales	16,610	4.0	28,372	6.8	(41.5)

Net sales	$418,983	100.0%	$418,639	100.0%	0.1%

Product sales increased $4.9 million, or 1.4%, to $352.9 million in 2005 from $348.0 million in 2004. The increase in sales was due to price increases throughout 2004 that had a carryover impact to 2005.

The price increases more than offset a reduction in unit volume that was negatively impacted by Hurricanes Katrina, Rita and Wilma.
Rental revenue increased $7.3 million, or 17.2%, to $49.5 million in 2005, compared to $42.2 million in 2004. The increase was due to volume associated with a stronger rental market as well as additional investment in the rental fleet in geographic areas with higher demand.
Used rental equipment sales decreased to $16.6 million in 2005 from $28.4 million in 2004 as we emphasized renting equipment rather than selling it.
Gross Profit. Gross profit for 2005 was $98.6 million, an $8.7 million decrease from the $107.3 million for 2004. Gross profit was 23.5% of sales in 2005, decreasing from 25.6% in 2004.
Product gross profit was $75.8 million, or 21.5% of product sales, in 2005, compared to $82.8 million, or 23.8% of product sales in 2004. The decrease in gross profit was due to material cost inflation throughout 2004 that had a carryover impact to 2005, increases in freight rates related to oil prices, and as a percent of product sales, due to an unfavorable mix of product sales.
Rental gross profit increased $4.9 million to $11.4 million, or 23.1% of rental revenue in 2005, from $6.5 million, or 15.4% of rental revenue, in 2004. Rental gross profit before depreciation increased to $35.9 million, or 72.6% of rental revenue, from $29.2 million, or 69.1% of rental revenue. The increase in gross profit dollars were due to increased rental revenue as discussed above and as a percent of rental revenues, gross margin increased due to the fixed nature of certain costs on higher rental revenues.
Gross profit on used rental equipment sales was $11.4 million, or 68.4% of used rental equipment sales, compared to $18.0 million, or 63.4% of used rental equipment sales, in 2004. The decrease in gross profit dollars was primarily due to the decreased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold and remained within historical ranges.
Operating Expenses. Our selling, general and administrative (“SG&A”) expenses increased $4.3 million to $94.0 million in 2005 from $89.7 million in 2004. The increase is related to higher distribution costs as we continue to refine our distribution strategy and to higher rental revenue activity, as well as a $1.0 million severance related to our former President and Chief Executive Officer.
Facility closing and severance expenses were approximately $1.7 million in 2005 and approximately $2.0 million in 2004.
Amortization of intangibles and impairment of goodwill increased $63.6 million to $64.6 million in 2005 from $1.0 million in 2004. In accordance with SFAS No. 142, the Company updated its annual assessment of goodwill recoverability. The Company’s financial performance has gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company has been unable to consistently sustain positive cash flow and its future ability to do so is uncertain. Accordingly, the Company recorded an impairment charge of $64.0 million in 2005 to reduce the carrying value of goodwill to its estimated implied fair value. Any adjustment to the estimated impairment loss will be recognized in a subsequent reporting period.
The loss on disposals of property, plant and equipment was $4.5 million in 2005, as compared to a gain of $0.3 million in 2004. The loss was due to the sale/leaseback of the Kansas City, KS facility and the closure of a portion of the manufacturing facility in Long Beach, CA.
Other Expenses. Interest expense increased to $48.1 million in 2005 from $47.2 million in 2004 due to higher weighted average interest rates and higher average borrowings on the revolving line of credit.
Loss Before Provision (Benefit) for Income Taxes. The loss before income taxes in 2005 was $114.1 million, as compared to $32.6 million in 2004 due to the factors described above.

Provision (Benefit) for Income Taxes. In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net operating loss carryforwards as a result of adherence to FAS 109, as estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. Tax benefit from current year net operating losses have been offset by a valuation allowance resulting in no tax benefit being recorded. Future changes in these estimates could result in a non-cash increase or decrease to net income. In 2005, we continued to provide a non-cash valuation allowance for the increase to our net operating loss carryforward as well as other deferred tax assets as these tax future deductions would generate additional net operating losses.
Net Loss. The net loss for 2005 was $114.7 million, compared to a loss of $48.7 million in 2004 due to the factors described above.
Comparison of Years Ended December 31, 2003 and 2004
Net Sales. Our 2004 net sales were $418.6 million, a 10.3% increase from $379.5 million in 2003. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2004		2003
		(In thousands)
					%
	Sales	%	Sales	%	Change
Product sales	$348,036	83.1%	$304,101	80.1%	14.5%
Rental revenue	42,231	10.1	35,633	9.4	18.5
Used rental equipment sales	28,372	6.8	39,723	10.5	(28.6)

Net sales	$418,639	100.0%	$379,457	100.0%	10.3%

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
Gross Profit. Gross profit for 2004 was $107.3 million, a $6.2 million increase from the $101.1 million for 2003. Gross profit was 25.6% of sales in 2004, decreasing from 26.6% in 2003.
Product gross profit was $82.8 million, or 23.8% of product sales, in 2004, compared to $67.2 million, or 22.1% of product sales in 2003. The increase in gross profit dollars was due to higher sales. The increase in gross profit percent of sales was due to productivity gains, despite flat unit volume and increases of approximately $27.5 million in steel and other raw material costs.
Rental gross profit decreased by $0.4 million to $6.5 million, or 15.4% of rental revenue, in 2004 from $7.0 million, or 19.5% of rental revenue, in 2003. Higher depreciation expense of $5.0 million and higher freight costs of $1.8 million, both due to the acquisition of Safway, offset the increased rental revenue.
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
Other Expenses. Interest expense increased to $47.2 million in 2004 from $40.2 million in 2003, due to higher interest rates on the Senior Secured Notes issued in June 2003 relative to the long-term debt it replaced and higher outstanding long-term debt balances, including the note payable to the seller of Safway, in 2004.
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
Loss Before Provision (Benefit) for Income Taxes. The loss before income taxes in 2004 was $32.6 million, as compared to $28.7 million in 2003 due to the factors described above.
Provision (Benefit) for Income Taxes. In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net operating loss carryforwards as a result of adherence to FAS 109, as estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. The income tax benefits from 2004 net operating losses were offset by a valuation allowance resulting in no tax benefit being recorded. Future changes in these estimates could result in a non-cash increase or decrease to net income. The effective tax rate in 2003 was 38.5%, which is different than the statutory rate primarily due to state income taxes.
Net Loss. The net loss for 2004 was $48.7 million, compared to a loss of $17.6 million in 2003 due to the factors described above.
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
The Company has experienced recurring net losses and had an accumulated deficit of $282,076 at December 31, 2005. Based on the Company’s 2006 operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2006. If necessary, the Company’s management believes they can manage expenditures and working capital to conserve cash.

Net cash provided by operating activities for 2005 was $2.5 million compared to net cash used in operating activities for 2004 of $28.5 million, comprised of the following:

	2005	2004
	(in millions)
Net loss	$(114.7)	$(48.7)
Non-cash adjustments	95.8	35.9

Net loss after non-cash adjustments	(18.9)	(12.8)
Changes in assets and liabilities	21.4	(15.7)

Net cash provided by (used in) operating activities	$2.5	$(28.5)

Net loss after non-cash adjustments for 2005 was $18.9 million compared to $12.8 million in 2004. This was due to lower gross profit on product sales due to inflation in steel and fuel, as well as higher SG&A and interest expense. Changes in assets and liabilities resulted in a cash inflow of $21.4 million in 2005 compared to a use of $15.7 million in 2004. The change was due to a reduction in receivables, as the company continued to focus on decreasing days’ sales outstanding; a return to normal levels of raw material inventory due to an opportunistic purchase in 2004; timing of purchases and better terms resulting in increased accounts payable; and the lack of a non-recurring deferred compensation payment that occurred in 2004.
Net cash used by investing activities for 2005 was $16.4 million. Our investing activities included $16.6 million of proceeds from sales of rental equipment, offset by additions to the rental fleet of $27.8 million, and net property, plant, and equipment additions of $5.1 million.
For the year ended December 31, 2005, our gross long-term debt borrowings, which represent the sum of individual days with borrowings on the revolving credit facility, were $134.4 million. This was more than offset by repayments on the revolving credit facility of $144.5 million and $4.0 million of repayments of other long-term debt.
In April 2005, the Company sold its manufacturing facility in Des Plaines, Illinois to an unrelated party and immediately leased it back from the purchaser. The net proceeds after commissions and other normal closing costs were $11.6 million. The lease has an initial term of 24 months, with an option for us to renew the lease for an additional 12 months. We are obligated to pay rent totaling approximately $1.4 million over the initial lease term and approximately $0.7 million over the renewal term. In addition, we are responsible for all property taxes, operating expenses and insurance on the leased property. We realized a gain of $6.7 million on the sale of the facility that was initially deferred and is being recognized ratably over the initial term of the lease.
In October 2005, we sold our manufacturing facilities in Aurora, Illinois; Kansas City, Kansas; and Parsons, Kansas and our distribution center in Miamisburg, Ohio, to a different unrelated party. At the same time, we also entered into four separate leases under we leased the four facilities back from the purchaser. The net proceeds after commissions and other normal closing costs were $11.5 million. The principal terms of the leases are as follows:
-	The terms are 10 years (Kansas City, Kansas), 11 years (Aurora, Illinois), 12 years (Miamisburg, Ohio) and 13 years (Parsons, Kansas), respectively. Each lease also permits the Company to renew the lease for up to two five-year renewal terms.

-	The rent the Company pays under the leases increases annually during the initial term. The annual rent payable during the initial year of each Lease and during the last year of the initial term of each the Leases is as follows: Kansas City, Kansas ($226,000; $270,000); Aurora, Illinois ($364,000; $444,000); Miamisburg, Ohio ($431,000; $535,000); and Parsons, Kansas ($240,000; $304,000). In addition, the Company is responsible for all property taxes, operating expenses (including maintenance expenses) and insurance on the leased property. The annual rent the Company will pay during the renewal terms will be the higher of the rent in the last year of the initial term or the fair market rent, determined as provided in the lease.

The Company realized an aggregate gain of $1.2 million on the sale of these facilities, comprised of a.) gains of $4.5 million that the Company initially deferred and is recognizing ratably over the terms of the applicable leases, and b.) a loss of $3.3 million that was recognized immediately.
As of December 31, 2005, our long-term debt consisted of the following:

Revolving credit facility, weighted average interest rate of 7.0%	$48,700
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(6,114)
Senior Second Secured Notes, interest rate of 10.75%	165,000
Debt discount on Senior Second Secured Notes	(4,776)
Senior unsecured notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,534
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068
Capital lease obligations	2,930
Payable to vendor on extended terms	183

Total long-term debt	369,254
Less current maturities	(2,864)

Long-term portion	$366,390

We have a $95.0 million senior secured revolving credit facility. The credit facility has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. As of December 31, 2005, borrowings of $48.7 million and $7.3 million of letters of credit were outstanding, while the remaining $39.0 million was available for borrowing. The credit facility is secured by substantially all assets of the Company.
We also have outstanding $154.7 million of 13.0% Senior Subordinated Notes due in 2009 and $165.0 million of 10.75% Senior Second Secured Notes due in 2008. The Senior Second Secured Notes are secured by substantially all assets of the Company.
We may, from time to time, seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
At December 31, 2005, working capital was $63.6 million, a decrease of $30.0 million from $93.6 million at December 31, 2004. Cash decreased $4.5 million due to the timing of receipts and disbursements. Accounts receivable decreased $5.7 million due to a continued focus on collections. Inventories decreased $2.0 million due to an opportunistic raw material purchase made in 2004. We used the raw materials in 2005 and the balance returned to a normal level. Prepaid expenses and other current assets decreased $3.3 million primarily due to collections of notes receivable and fewer prepayments of inventory. Accounts payable increased $6.2 million due to timing of purchases and better terms from vendors. Deferred income taxes decreased to zero due to the additional valuation allowance recorded in 2005. The current portion of deferred gain of $3.5 million resulting from the sale-leaseback transactions was recorded in 2005.
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
On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. Safway was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $7.0 million payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2005 was $6.3 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004 and the scheduled $1.0 million payments were paid in September 2004 and 2005. Annual payments of $1.0 million are due on September 30 of each year from 2006 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.
The Company exercised an option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1.6 million and a book value of $1.3 million as of December 31, 2005. The note is being accreted to the face value of $2.0 million at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.
Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated operating improvements, management believes that cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot offer assurances that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.
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

Scheduled payments of long-term debt, future minimum lease payments under capital leases, future lease payments under non-cancelable operating leases, purchase obligations, and other long-term liabilities at December 31, 2005 were as follows:

						Other
	Long-term	Interest	Capital	Operating	Purchase	Long-Term
Year	Debt	Payments	Leases	Leases	Obligations	Liabilities	Total
2006	$1,650	$38,718	$1,395	$6,827	$600	$70	$49,260
2007	49,295	38,563	836	4,874	—	—	93,568
2008	171,540	28,526	727	3,121	—	—	203,914
2009	154,729	8,817	188	2,828	—	—	166,562
2010	—	—	33	2,602			2,635
Thereafter	—	—	—	17,902	—	—	17,902

	$377,214	$114,624	$3,179	$38,154	$600	$70	$533,841

Seasonality
Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings under the revolving credit facility fluctuate with sales volume, such that our peak revolving credit facility borrowings are generally in the late second quarter or early third quarter.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our cost of sales in 2005. Historically, steel prices have fluctuated, and we faced rapidly rising steel prices in 2004. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
Stock Collateral Valuation – Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of December 31, 2005, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral upon the book value, par value and estimated market value of the capital as of December 31, 2005. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
Set forth in the table below is the Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2005:

Subsidiary	Applicable Value as of 12/31/2005
Dayton Superior Canada Ltd.	$10,390
Based upon the foregoing, as of December 31, 2005, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended December 31, 2005, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times which is the mid-point of the range described above is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.
Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the year ended December 31, 2005, together with a reconciliation to the net income:

Dayton Superior
Canada Ltd.
Net Income	$1,187
Provision for Income Taxes	639

Income from Operations	1,826
Depreciation Expense	63

Adjusted valuation EBITDA	1,889
Multiple	5.5

Estimated Fair Value	$10,390

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

A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in capital stock previously excluded from collateral becoming part of the collateral or capital stock that was previously included in collateral to become excluded. The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2005 and the adjusted EBITDA for the twelve months ended December 31, 2005 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in Applicable	Change in Adjusted
Subsidiary	Value	EBITDA
Dayton Superior Canada Ltd.	$22,610	$4,111
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
Inventories
We value our inventories at the lower of first-in, first-out, or FIFO, cost or market and include all costs associated with manufacturing products: materials, labor and manufacturing overhead. We provide net realizable value reserves that reflect our best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.
Rental Equipment
We manufacture and purchase rental equipment for resale and for rent to others on a short-term basis. We record rental equipment at the lower of FIFO cost or market and depreciate it over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. Rental equipment that is sold is charged to cost of sales on a FIFO basis.
Goodwill and Intangible Assets
Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with its review of impairment of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. We will review the recorded value of our goodwill annually at the end of the third quarter, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.
Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

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
Insurance Reserves
We are self-insured for certain of our group medical, workers’ compensation and product and general liability claims. We have stop loss insurance coverage at various per occurrence and per annum levels depending on type of claim. We consult with third party administrators to estimate the reserves required for these claims. Actual claims experience can impact these calculations and, to the extent that subsequent claim costs vary from estimates, future earnings could be impacted and the impact could be material. We made no material revisions to the estimates for the years ended December 31, 2005, 2004 and 2003.
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
Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current-period charges. The Company will be required to comply with the provision of SFAS No. 151 as of the first fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). The Company completed its review and it is management’s opinion that SFAS No. 151 will not impact the consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-based employee compensation in their financial statements. The Company has adopted SFAS No. 123R effective January 1, 2006 and estimates that its compensation expense in 2006 will be approximately $100,000.
In March 2005, FASB issued Interpretation No. 47 – Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has adopted this Interpretation and it is management’s opinion that it has no impact on the Company’s 2005 consolidated financial statements.
In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company will be required to comply with the provision of SFAS No. 154 as of the first fiscal year beginning after December 15, 2005 (January 1, 2006 for the Company). The Company will apply SFAS No. 154 to any future accounting changes.

In June 2005, FASB issued EITF 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF 05-6 requires that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005 (January 1, 2006 for the Company). The Company completed its review, and it is management’s opinion that EITF 05-6 will not impact the Company’s consolidated financial statements.
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
Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity which can be affected by factors outside our control such as weakness in the general economy, a decrease in governmental spending, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; and Dayton Superior’s ability to successfully integrate acquisitions on a timely basis, our ability to successfully identify, finance, complete and integrate acquisitions; increases in the price of steel (our principal raw material) and our ability to pass along such price increases to our customers; the effects of weather and seasonality on the construction industry; increasing consolidation of our customers; the mix of products we sell; the competitive nature of our industry; and the amount of debt we must service. This list is not intended to be exhaustive, and additional information can be found under ”Risks Related to Our Business” in Part I of this annual report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2005, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of:
•	$95 million revolving credit facility, $48.7 million of which was outstanding at December 31, 2005;

•	$154.7 million of Senior Subordinated Notes;

•	$165.0 million of Senior Second Secured Notes;

•	$7.5 million present value of Senior Unsecured Notes payable to seller of Safway

•	$2.9 million in capital lease obligations

•	$1.3 million in other fixed-rate, long-term debt.
Our $95.0 million revolving credit facility matures on January 30, 2007. The credit facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At December 31, 2005, the Company had outstanding letters of credit of $7.3 million and available borrowings of $39.0 million. The weighted average interest rate as of December 31, 2005 was 6.4%. The estimated fair value of the credit facility approximates its book value as the facility reprices on a short-term basis. The credit facility is secured by substantially all assets of the Company.
Our $154.7 million of Senior Subordinated Notes mature in June 2009. The notes were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The net book value of the notes at December 31, 2005 was $148.6 million. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A Common Shares for $0.01 per share. The Senior Subordinated Notes have an interest rate of 13.0%. The estimated fair value of the notes was $116.8 million as of December 31, 2005.
Our $165.0 million of Senior Second Secured Notes mature in June 2008. The notes were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company’s acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility which was subsequently increased by $24,375. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550, due to the expensing of deferred financing costs. The net book value of the notes at December 31, 2005 was $160.2 million. The Senior Second Secured Notes have an interest rate of 10.75%. The estimated fair value of the notes was $159.2 million as of December 31, 2005.
On July 29, 2003, we completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. for $20.0 million. Safway was a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13.0 million in cash and a $12.0 million non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $7.0 million payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2005 was $6.3 million and the estimated fair value was $5.9 million. The first $250,000 installment payment on the note was paid on September 30, 2003, and an additional $750,000 installment payment was due on December 31, 2003. The settlement of normal purchase price adjustments resulted in a $417,000 reduction in the December payment to $333,000. A subsequent purchase price adjustment of $240,000 was paid in March 2004 and the scheduled $1.0 million payments were paid in September 2004 and

2005. Annual payments of $1.0 million are due on September 30 of each year from 2006 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008.
The Company exercised an option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1.6 million, a book value of $1.3 million and an estimated fair value of $1.3 million as of December 31, 2005. The note is being accreted to the face value of $2.0 million at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $398,000 in 2006, $563,000 in 2007, and $464,000 in 2008. Payments may be accelerated if certain revenue targets are met.
Our other long-term debt of $1.3 million at December 31, 2005 consisted of a.) $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust and b.) $0.2 million of an extended-terms payable to a vendor. The debentures have an estimated fair value of $1.3 million and are due on demand, but have an ultimate maturity of September 30, 2029. The extended-terms payable has an estimated fair value of $0.2 million and is due in monthly payments through March 2006.
In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel rod and steel bar), freight due to fuel costs, and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We generally do not, however, use financial instruments to manage our exposure to changes in commodity prices.
As of December 31, 2005, a one percentage point increase or decrease in our weighted average interest rate applicable to our senior credit facility would increase or decrease interest expense by approximately $0.6 million.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Dayton Superior Corporation
We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (an Ohio Corporation) and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit, cash flows and comprehensive loss for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dayton Superior Corporation and its subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 15, the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 have been restated.
DELOITTE & TOUCHE LLP
Dayton, Ohio
April 17, 2006

Dayton Superior Corporation and Subsidiary
Consolidated Balance Sheets
As of December 31
(Amounts in thousands, except share amounts)

		2004 (As
		Restated –
	2005	see Note 15)
ASSETS
Current assets:
Cash	$—	$4,504
Accounts receivable, net of reserves for doubtful accounts and sales returns and allowances of $5,435 and $5,375	62,326	68,031
Inventories	57,372	59,389
Prepaid expenses and other current assets	5,134	8,392
Prepaid income taxes	546	365
Deferred income taxes	—	5,465

Total current assets	125,378	146,146

Rental equipment, net of accumulated depreciation of $56,591 and $40,291	68,400	70,287

Property, plant and equipment
Land and improvements	1,595	5,324
Building and improvements	14,394	34,790
Machinery and equipment	80,502	78,271

	96,491	118,385
Less accumulated depreciation	(58,327)	(58,927)

Net property, plant and equipment	38,164	59,458

Goodwill	43,643	107,643
Intangible assets, net of accumulated amortization	5,025	7,185
Other assets	910	4,044

Total assets	$281,520	$394,763

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,864	$4,115
Current portion of deferred gain on sale-leaseback	3,530	—
Accounts payable	27,267	21,086
Accrued compensation and benefits	12,266	12,700
Accrued interest	6,589	6,746
Accrued freight	4,031	3,722
Other accrued liabilities	5,247	4,154

Total current liabilities	61,794	52,523
Revolving credit facility	48,700	58,800
Other long-term debt, net of current portion	317,690	316,820
Deferred income taxes	11,406	16,915
Deferred gain on sale-leaseback, net of current portion	5,199	—
Other long-term liabilities	8,068	6,142

Total liabilities	452,857	451,200

Commitments and contingencies (Note 10)
Class A common shares subject to put option, 233,617 (2005) and 244,603 (2004) shares, net of related loans to shareholders of $350 and $2,436	—	3,031

Shareholders’ deficit
Class A common shares; no par value; 6,000,000 (2005) and 5,000,000 (2004) shares authorized; 4,678,471 and 4,659,365 shares issued and 4,393,561 and 4,378,015 shares not subject to put option	115,703	110,557
Loans to shareholders	(2,098)	(331)
Class A treasury shares, at cost, 51,293 and 36,747 shares	(1,509)	(1,184)
Accumulated other comprehensive loss	(1,357)	(1,137)
Accumulated deficit	(282,076)	(167,373)

Total shareholders’ deficit	(171,337)	(59,468)

Total liabilities and shareholders’ deficit	$281,520	$394,763

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
Years Ended December 31
(Amounts in thousands)

		2004	2003
		(As	(As
		Restated -	Restated -
	2005	see Note 15)	see Note 15)
Product sales	$352,888	$348,036	$304,101
Rental revenue	49,485	42,231	35,633
Used rental equipment sales	16,610	28,372	39,723

Net sales	418,983	418,639	379,457

Product cost of sales	277,107	265,228	236,877
Rental cost of sales	38,038	35,719	28,677
Used rental equipment cost of sales	5,254	10,388	12,791

Cost of sales	320,399	311,335	278,345

Product gross profit	75,781	82,808	67,224
Rental gross profit	11,447	6,512	6,956
Used rental equipment gross profit	11,356	17,984	26,932

Gross profit	98,584	107,304	101,112

Selling, general and administrative expenses	93,956	89,735	84,543
Facility closing and severance expenses	1,712	2,036	2,294
Amortization of intangibles and impairment of goodwill	64,570	989	944
Loss (gain) on disposals of property, plant and equipment	4,529	(248)	(636)

Income (loss) from operations	(66,183)	14,792	13,967
Other expenses
Interest expense	48,133	47,207	40,186
Interest income	(163)	(559)	(53)
Loss on early extinguishment of long-term debt	—	842	2,480
Other (income) expense	(89)	(134)	20

Loss before provision (benefit) for income taxes	(114,064)	(32,564)	(28,666)
Provision (benefit) for income taxes	639	16,185	(11,030)

Net loss	$(114,703)	$(48,749)	$(17,636)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2005, 2004, and 2003
(Amounts in thousands, except share amounts)

	Class A			Class A		Accumulated
	Common Shares			Treasury Shares		Other Comprehensive Loss
						Cumulative Foreign	Minimum	Retained Earnings
	Shares	Amount	Loans to Shareholders	Shares	Amount	Currency Translation	Pension Liability	(Accumulated Deficit)	Total
Balance at January 1, 2003 (As Restated – see Note 15)	3,761,192	$95,668	$—	36,747	$(1,184)	$(497)	$(1,219)	$(100,988)	$(8,220)
Net loss								(17,636)	(17,636)
Foreign currency translation adjustment						613			613
Change in minimum pension liability (net of income tax benefit of $657)							(106)		(106)
Issuance of common shares	541,667	13,000							13,000
Expiration of put options and reclassification of related loans to shareholders	51,018	1,224	(36)						1,188
Change in redemption value of common shares subject to put		378							378
Additional tax benefit from 2000 recapitalization		367							367

Balances at December 31, 2003 (As Restated – see Note 15)	4,353,877	110,637	(36)	36,747	(1,184)	116	(1,325)	(118,624)	(10,416)
Net loss								(48,749)	(48,749)
Foreign currency translation adjustment						193			193
Change in minimum pension liability (net of income tax benefit of $73)							(121)		(121)
Excess of redemption value of common shares subject to put over exercise price of stock options		(635)							(635)
Expiration of put options and reclassification of related loans to shareholders	24,138	541	(295)						246
Change in redemption value of common shares subject to put		14							14

Balances at December 31, 2004 (As Restated – see Note 15)	4,378,015	110,557	(331)	36,747	(1,184)	309	(1,446)	(167,373)	(59,468)
Net loss								(114,703)	(114,703)

Foreign currency translation adjustment						322			322
Change in minimum pension liability (net of income tax benefit of $332)							(542)		(542)
Excess of redemption value of common shares subject to put over exercise price of stock options		(6)							(6)
Expiration of put options	1,000	22							22
Redemption of common shares	14,546	400		14,546	(325)				75
Change in redemption value of common shares subject to put		4,730	(1,767)						2,963

Balances at December 31, 2005	4,393,561	$115,703	$(2,098)	51,293	$(1,509)	$631	$(1,988)	$(282,076)	$(171,337)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31
(Amounts in thousands)

		2004 (As	2003 (As
		Restated –	Restated –
	2005	see Note 15)	see Note 15)
Cash Flows From Operating Activities:
Net loss	$(114,703)	$(48,749)	$(17,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on the early extinguishment of long-term debt	—	842	2,480
Depreciation	32,857	30,749	26,749
Amortization of intangibles and impairment of goodwill	64,570	989	944
Deferred income taxes	288	16,501	(10,753)
Amortization of deferred financing costs and debt discount	5,572	5,087	3,371
Amortization of deferred gain from sale-leaseback	(2,462)	—	—
Net (gain) on sale of rental equipment	(11,356)	(17,984)	(26,932)
Net (gain) loss on sale of property, plant, and equipment	6,362	(248)	(636)
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable	5,705	(3,182)	(3,684)
Inventories	2,017	(9,952)	(1,526)
Prepaid expenses and other assets	5,734	(1,588)	2,013
Prepaid income taxes	(181)	3,549	3,420
Accounts payable	6,181	560	(5,140)
Accrued liabilities and other long-term liabilities	1,877	(5,033)	(5,188)

Net cash provided by (used in) operating activities	2,461	(28,459)	(32,518)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(6,687)	(5,423)	(7,829)
Proceeds from sale of property, plant, and equipment	1,547	837	894
Rental equipment additions	(27,842)	(20,633)	(26,472)
Proceeds from sales of rental equipment	16,610	28,372	39,723
Acquisitions	—	(245)	(13,668)

Net cash provided by (used in) investing activities	(16,372)	2,908	(7,352)

Cash Flows From Financing Activities:
Repayments of long-term debt, including revolving credit facility	(148,490)	(123,190)	(276,442)
Issuance of long-term debt, including revolving credit facility	134,375	153,579	303,942
Proceeds from sale/leaseback transaction	23,180	—	—
Issuance of common shares subject to put option	29	73	59
Issuance of common shares not subject to put option	—	—	13,000
Changes in common shares subject to put option from activity in loans to shareholders	(6)	(38)	149
Financing costs incurred	(3)	(2,557)	(1,860)

Net cash provided by financing activities	9,085	27,867	38,848

Effect of Exchange Rate Changes on Cash	322	193	613

Net increase (decrease) in cash	(4,504)	2,509	(409)
Cash, beginning of year	4,504	1,995	2,404

Cash, end of year	$—	$4,504	$1,995

Supplemental Disclosures:
Cash paid (refunded) for income taxes	$398	$(4,341)	$(3,909)
Cash paid for interest	42,120	41,238	32,868
Purchase of equipment on capital lease	430	481	5,940
Purchase of rental equipment on extended terms	—	—	1,968
Property, plant and equipment and rental equipment additions in accounts payable	1,471	1,126	1,581
Reclassification of common shares due to expiration of put options	22	246	1,188
Reclassification of common shares due to excess of redemption value of common shares subject to put over exercise price of stock options	6	635	—
Reclassification of common shares due to repayment of shareholder loans through redemption of common shares	75	—	—
Reclassification of common shares due to change in redemption value of common shares subject to put option	2,963	14	378
Issuance of long-term debt in conjunction with acquisition	—	—	8,572
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
Years Ended December 31
(Amounts in thousands)

		2004 (As	2003 (As
		Restated –	Restated –
	2005	see Note 15)	see Note 15)
Net loss	$(114,703)	$(48,749)	$(17,636)
Other comprehensive income
Foreign currency translation adjustment	322	193	613
Change in minimum pension liability (net of income tax benefit of $332, $73, and $657)	(542)	(121)	(106)

Comprehensive loss	$(114,923)	$(48,677)	$(17,129)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except share and per share amounts)
(1) The Company
The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly-owned subsidiary (collectively referred to as the ‘‘Company’’). All intercompany transactions have been eliminated.
The Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 17 manufacturing/distribution plants and 23 service/distribution centers in the United States and Canada. The Company employs approximately 700 salaried and 1,000 hourly personnel, of whom approximately 400 of the hourly personnel and 3 of the salaried personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois manufacturing/distribution plants are covered by collective bargaining agreements.
The Company has experienced recurring net losses and had an accumulated deficit of $282,076 at December 31, 2005. Based on the Company’s 2006 operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2006. If necessary, the Company’s management believes they can manage expenditures and working capital to conserve cash.
(2) Acquisition
Safway Formwork Systems, L.L.C. —
On July 29, 2003 the Company completed the acquisition of substantially all of the fixed assets and rental fleet assets of Safway Formwork Systems, L.L.C. (“Safway”) for $19,965. Safway is a subsidiary of Safway Services, Inc., whose ultimate parent is ThyssenKrupp AG, or TK, a publicly traded company in Germany. The purchase price was comprised of $13,000 in cash and a $12,000 non-interest bearing (other than in the case of default) senior unsecured note with an initial present value of $6,965 payable to the seller. The note is being accreted to the face value at 14.5% using the effective interest method and is reflected as interest expense. The book value of the note at December 31, 2005 was $6,268 and the estimated fair value was $5,863. The first $250 installment payment on the note was paid on September 30, 2003, and an additional $750 installment payment was due on December 31, 2003. Normal purchase price adjustments resulted in a $417 reduction in the December 2003 payment to $333. A subsequent purchase price adjustment of $240 was paid in March 2004 and the scheduled $1,000 payments were made in September 2004 and 2005. Annual payments of $1,000 are due on September 30 of each year from 2006 through 2008, with a final balloon payment of $6,000 due on December 31, 2008.
For purposes of calculating the net present value of the senior unsecured note, the Company has assumed an interest rate of 14.5%. The $13,000 of cash was funded through the issuance of 541,667 common shares valued at $13,000 to the Company’s majority shareholder. The common shares were valued at $24.00 per share in an independent third party appraisal completed in December 2002.
The Company exercised its option to acquire additional rental equipment from Safway. The Company issued a non-interest bearing note with an initial present value of $1,607 and a book value of $1,266 and an estimated fair value of $1,287 as of December 31, 2005. The note is being accreted to the face value of $1,987 at 6.0% using the effective interest method and is reflected as interest expense. Minimum future payments on the note are $398 in 2006, $563 in 2007, and $464 in 2008. Payments may be accelerated if certain revenue targets are met.
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

Pro Forma
Twelve fiscal
months ended
December 31, 2003
Net Sales	$392,052

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(31,674)

Income (loss) before cumulative effect of change in accounting principle	$(19,621)
(3) Summary of Significant Accounting Policies
Inventories—
The Company values all inventories at the lower of first-in, first-out (‘‘FIFO’’) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
Raw materials	$13,248	$21,663
Work in progress	2,813	2,588
Finished goods	41,311	35,138

Total Inventory	$57,372	$59,389

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
Included in the cost of property, plant and equipment are assets obtained through capital leases, all included in machinery and equipment. As of December 31, 2005, the cost of assets under capital lease is $5,071, with accumulated amortization of $2,397. As of December 31, 2004, the cost of assets under capital lease was $5,422, with accumulated amortization of $1,737. Amortization expense related to machinery and equipment under capital lease was $843, $819 and $648 for the periods ended December 31, 2005, 2004 and 2003 respectively.
Goodwill and Intangible Assets—
Amortization is provided over the term of the loan (3 to 9 years) for deferred financing costs, the term of the agreement (17 months to 5 years) for non-compete agreements and license agreements, over the estimated useful life (1-15 years) for intellectual property and dealer network. Amortization of non-compete agreements, intellectual property, license agreements, and dealer network is reflected as ‘‘Amortization of intangibles’’ in the accompanying consolidated statements of operations. Long-lived assets and goodwill are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. The estimated aggregate amortization expense for each of the next five years is as follows: $522 in 2006 and $99 in 2007 and $72 in each of 2008 through 2010. Amortization of deferred financing costs is reflected as ‘‘Interest expense’’ in the accompanying consolidated statements of operations. The estimated aggregate expense for each of the next five years related to the amortization of deferred financing costs is as follows: $1,641 in 2006, $981 in 2007, $798 in 2008, and $201 in 2009.
Intangible assets consist of the following at December 31:

	2005			2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Deferred financing costs	$7,034	$(3,413)	$3,621	$7,032	$(1,779)	$5,253
Non-compete agreements	1,647	(1,209)	438	1,760	(837)	923
License agreements	80	(42)	38	—	—	—
Intellectual property	1,047	(178)	869	1,700	(764)	936
Pension benefits	59	—	59	73	—	73
Dealer network	33	(33)	—	33	(33)	—

	$9,900	$(4,875)	$5,025	$10,598	$(3,413)	$7,185

In accordance with SFAS No. 142, the Company updated its annual assessment of goodwill recoverability. The Company’s financial performance has gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company has been unable to consistently sustain positive cash flow and its future ability to do so is uncertain. Accordingly, the Company recorded an estimated impairment charge of $64,000 to reduce the carrying value of goodwill to its estimated implied fair value. The Company is in the process of finalizing its assessment of the fair value utilizing the assistance of independent valuation experts. The estimated goodwill impairment has been included in the caption “amortization of intangibles and impairment of goodwill” in the consolidated statement of operations. Any adjustment to the estimated impairment loss will also be recognized as amortization of intangibles and impairment of goodwill in a subsequent reporting period.
The following is a reconciliation of goodwill:

	Product	Rental Revenues/Sales of
	Sales	Used Rental Equipment	Total
Balance at January 1, 2004	$98,541	$11,044	$109,585
Change in Purchase Price Allocation of Safway Acquisition	—	307	307
Change in Purchase Price Allocation related to income taxes from the acquisition of Aztec Concrete Accessories, Inc. in 2001	(2,249)	—	(2,249)

Balance at December 31, 2004	96,292	11,351	107,643
Estimated impairment	(52,649)	(11,351)	(64,000)

Balance at December 31, 2005	$43,643	$—	$43,643

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
Customer Rebates—
The Company offers rebates to certain customers that are redeemable only if the customer meets certain specified thresholds relating to a cumulative level of sales transactions. The Company records such rebates as a reduction of revenue in the period the related revenues are recognized.
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
Recent Accounting Pronouncements—
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current-period charges. The Company will be required to comply with the provision of SFAS No. 151 as of the first fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). The Company completed its review and it is management’s opinion that SFAS No. 151 will not impact the consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-based employee compensation in their financial statements. The Company has adopted SFAS No. 123R effective January 1, 2006 and estimates that its compensation expense in 2006 will be approximately $100.
In March 2005, FASB issued Interpretation No. 47 – Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The

Company has adopted this Interpretation and it is management’s opinion that it has no impact on the Company’s 2005 consolidated financial statements.
In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company will be required to comply with the provision of SFAS No. 154 as of the first fiscal year beginning after December 15, 2005 (January 1, 2006 for the Company). The Company will apply SFAS No. 154 to any future accounting changes.
In June 2005, FASB issued EITF 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF 05-6 requires that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005 (January 1, 2006 for the Company). The Company completed its review and it is management’s opinion that EITF 05-6 will not impact the Company’s consolidated financial statements.
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

	2005	2004	2003
Net loss: As Reported	$(114,703)	$(48,749)	$(17,636)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(250)	(247)	(261)

Pro Forma	$(114,953)	$(48,996)	$(17,897)

The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively:

	2004	2003
Risk-free interest rates	2.62%-3.24%	2.98%-3.26%
Expected dividend yield	0%	0%
Expected lives	6 years	6 years
Expected volatility	7.04%	8.44%
Reclassifications—
Subsequent to the issuance of the December 31, 2004 and 2003 Form 10-K, the Company determined that certain of its liabilities associated with the acquisition of properties, plant and equipment were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities. Management has concluded that the error was not material to the financial statements, and accordingly the prior period presented has been corrected by reducing net cash from operating activities and net cash used for investing activities by $1,126 and $1,581 for December 31, 2004 and 2003, respectively and disclosing a noncash investing activity of the same amount.
(4) Credit Arrangements
Following is a summary of the Company’s long-term debt as of December 31, 2005 and December 31, 2004:

	December 31,	December 31,
	2005	2004
Revolving credit facility, weighted average interest rate of 7.0%	$48,700	$58,800
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(6,114)	(7,397)
Senior Second Secured Notes, interest rate of 10.75%	165,000	165,000
Debt discount on Senior Second Secured Notes	(4,776)	(6,194)
Senior unsecured notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,534	7,794
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068	1,102
Capital lease obligations	2,930	4,997
Payable to vendor on extended terms, non-interest bearing, accreted at 6.0%	183	888
City of Parsons, Kansas Economic Development Loan, interest rate of 7.0%	—	16

Total long-term debt	369,254	379,735
Less current maturities	(2,864)	(4,115)

Long-term portion	$366,390	$375,620

Scheduled maturities of long-term debt and future minimum lease payments under capital leases are:

	Long-term	Capital
Year	Debt	Leases	Total
2006	$1,650	$1,395	$3,045
2007	49,295	836	50,131
2008	171,540	727	172,267
2009	154,729	188	154,917
2010	—	33	33

Long-Term Debt and Lease Payments	377,214	3,179	380,393
Less: Debt Discount	(10,890)	—	(10,890)
Less: Amounts Representing Interest	—	(249)	(249)

	$366,324	$2,930	$369,254

On January 30, 2004, we established an $80,000 senior secured revolving credit facility, which was used to refinance our previous $50,000 revolving credit facility. As a result of the transaction, the company incurred a loss on the early extinguishment of long-term debt of $842, due to the expensing of deferred financing costs related to the previous revolving credit facility. On July 2, 2004, the Company increased the senior secured revolving credit facility to $95,000. The new credit facility, which matures on January 30, 2007, has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At December 31, 2005, all $95,000 was available under the calculation and the Company had outstanding letters of credit of $7,315 and available borrowings of $38,985. The estimated fair value of the credit facility approximates its book value as the facility reprices on a short-term basis. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

	For the Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Average borrowing	$63,564	$54,539	$22,578
Maximum borrowing	77,500	72,425	35,225
Weighted average interest rate	6.3%	4.6%	5.5%
On June 9, 2003, the Company completed an offering of $165,000 of senior second secured notes (the “Senior Notes”) in a private placement. The notes mature in June 2008 and were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The proceeds of the offering of the Senior Notes were $156,895 and were used to repay the Company’s acquisition credit facility, term loan tranche A, term loan tranche B, and a portion of the revolving credit facility which was subsequently increased by $24,375. As a result of the transactions, the Company incurred a loss on the early extinguishment of long-term debt of $2,550, due to the expensing of deferred financing costs. The estimated fair value of the notes was $159.2 million as of December 31, 2005. The senior second secured notes are secured by substantially all assets of the Company.
As of December 31, 2005, the Senior Subordinated Notes (the “Notes”) have a principal amount of $154,729 and mature in June 2009. During the second quarter of 2003, the Company repurchased a portion of the Notes. A principal amount of $15,271, with a net book value of $14,381, was repurchased using the revolving credit facility for $14,311, resulting in a gain on the early extinguishment of long-term debt of $70. The Notes were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes was $116.8 million as of December 31, 2005.
Our other long-term debt of $1,251 at December 31, 2005 consisted of a.) $1,068 of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust and b.) $183 of an extended-terms payable to a vendor. The debentures have an estimated fair value of $1,333 and are due on demand, but have an ultimate maturity of September 30, 2029. The extended-terms payable has an estimated fair value of $183 and is due in monthly payments through March 2006.
The wholly owned foreign subsidiary of the Company is not a guarantor of the Notes or the Senior Notes and does not have any credit arrangements senior to the Notes or the Senior Notes.
(5) Common Shares Subject to Put Option
The Company, along with Odyssey Investment Partners, LLC (“Odyssey”), the majority shareholder, and certain current and former employees who are stockholders, are parties to a Management Stockholders’ Agreement (the “Management Stockholders’ Agreement”) which governs the Company’s common shares, options to purchase the common shares and shares acquired upon exercise of options. The Management Stockholders’ Agreement provides that, upon death, disability, retirement, or termination without cause of the employment of a management stockholder, the management stockholder has certain put rights with respect to his or her common shares. Additionally, the Company has a call option with respect to a management stockholder’s common shares upon a termination of his or her employment for any reason. If the provisions of any law, the terms of credit and financing arrangements, or financial circumstances would prevent the Company from making a repurchase of shares pursuant to the Management Stockholders’ Agreement, the Company cannot make the purchase until all such prohibitions lapse, and will then also pay the Management Stockholder a specified rate of interest on the repurchase price.
As the put option under the Management Stockholders’ Agreement is not solely within the Company’s control, the management stockholders’ shares are classified outside of shareholders’ equity (deficit) in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” The redemption value of these shares is recorded at the fair market value of the Company’s common shares, based on an independent appraisal. Changes in the redemption value are recorded to common shares. As of December 31, 2005 and 2004, 233,617 and 244,603 common shares, respectively, were subject to the put option and 61,079 and 0 common shares, respectively, were currently redeemable.

(6) Common Shares
Stock Option Plan—
Upon consummation of our recapitalization in 2000, we adopted the 2000 Stock Option Plan of Dayton Superior Corporation (‘‘Stock Option Plan’’). The Stock Option Plan permits the grant of stock options to purchase 769,254 common shares. Options to purchase 79,400 and 92,859 common shares were granted during 2004 and 2003, respectively. Options that are cancelled may be reissued. As of December 31, 2005, options to purchase 319,963 common shares were available to be granted.
The Stock Option Plan constitutes the amendment and merger into one plan of four previous option plans and governs options that remain outstanding following the recapitalization, as well as new option grants. The terms of the option grants are ten years from the date of grant.
Generally, between 10% and 25% of the options have a fixed vesting period of less than three years. The remaining options are eligible to become exercisable in installments over one to five years from the date of grant based on the Company’s performance but, in any case, become exercisable no later than nine years after the grant date.
These options may be subject to accelerated vesting upon certain change in control events based on Odyssey’s return on investment. Under the Stock Option Plan, the option exercise price equals the stock’s market price on date of grant.
A summary of the status of the Company’s stock option plans at December 31, 2005, 2004, and 2003, and changes during the years then ended is presented in the table and narrative below:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Outstanding at January 1, 2003	671,684	$25.00
Granted at a weighted average fair value of $4.78	92,859	25.42
Cancelled/expired	(120,704)	25.26

Outstanding at December 31, 2003	643,839	25.03
Granted at a weighted average fair value of $4.39	79,400	25.85
Exercised	(31,044)	1.96
Cancelled/expired	(9,217)	27.39

Outstanding at December 31, 2004	682,978	26.13
Exercised	(4,000)	4.00
Cancelled/expired	(276,915)	26.76

Outstanding at December 31, 2005	402,063	$25.92

Price ranges and other information for stock options outstanding at December 31, 2005 are as follows:

	Outstanding				Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining			Exercise
Range of Exercise Prices	Shares	Price	Life		Shares	Price
$16.81 - $19.91	22,164	17.95	2.6		22,164	17.95
$24.00 - $27.50	379,899	26.38	5.7		69,881	26.30

	402,063	$25.92	5.5	years	92,045	$24.29

Shares exercisable were 129,103 and 161,050 as of December 31, 2004 and 2003, respectively.

Treasury Shares and Loans to Shareholders —
During 2005, a former employee paid off his loan from the Company. In accordance with the pledge agreement securing the loan, the former employee surrendered to the Company his 14,546 Class A common shares in satisfaction of his obligations with respect to the loan. These 14,546 shares were reclassified from common shares subject to put option to common shares at their original redemption value of $400 and were recorded as treasury shares at the repayment value of $325.
(7) Retirement Plans
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
The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for approximately 35 Symons salaried and hourly employees who retired prior to May 1, 1995.

	Pension	Pension	Symons	Symons
	Benefits	Benefits	Postretirement	Postretirement
	2005	2004	Benefits 2005	Benefits 2004
Change in benefit obligation
Benefit obligation at beginning of year	$11,617	$10,198	$478	$648
Service cost	663	622	—	—
Interest cost	697	610	26	28
Amendments	—	124	—	—
Actuarial loss/(gain)	705	485	(1)	(167)
Benefits paid	(409)	(422)	(2)	(31)

Benefit obligation at end of year	$13,273	$11,617	$501	$478

Change in plan assets
Fair value of plan assets at beginning of year	$9,008	$7,648	$—	$—
Actual return on plan assets	460	784	—	—
Employee contribution	—	—	—	—
Employer contribution	931	998	2	31
Benefits paid	(409)	(422)	(2)	(31)

Fair value of plan assets at end of year	$9,990	$9,008	$—	$—

Funded status	$(3,283)	$(2,608)	$(501)	$(478)
Unrecognized prior service cost	59	73	120	144
Unrecognized net loss (gain)	3,269	2,422	(141)	(150)

Net amount recognized	$45	$(113)	$(522)	$(484)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(3,215)	$(2,513)	$(522)	$(484)
Intangible Asset	59	73	—	—
Accumulated other comprehensive loss	3,201	2,327	—	—

Net amount recognized	$45	$(113)	$(522)	$(484)

Components of net periodic benefit cost
Service cost	$663	$622	$—	$—
Interest cost	697	610	26	28
Expected return on plan assets	(729)	(636)	—	—
Amortization of actuarial loss	129	84	(10)	(11)
Amortization of prior service cost	14	14	24	24

Net periodic pension cost	$774	$694	$40	$41

Additional Information
Increase in minimum liability included in other comprehensive loss	$874	$194	$—	$—

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

	Pension	Pension	Symons	Symons
	Benefits	Benefits	Postretirement	Postretirement
	2005	2004	Benefits 2005	Benefits 2004
Discount rate	5.75%	5.75%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted average assumptions used in the actuarial computation that derived net periodic benefit cost were as follows:

	Pension	Pension	Pension	Symons	Symons	Symons
	Benefits	Benefits	Benefits	Postretirement	Postretirement	Postretirement
	2005	2004	2003	Benefits 2005	Benefits 2004	Benefits 2003
Discount rate	5.75%	6.00%	6.75%	6.00%	6.00%	6.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
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
As of December 31, 2005 and 2004, the pension plan had accumulated benefit obligations equal to the projected benefit obligation of $13,273 and $11,617, respectively.
Assumed health care cost trend rates:

	December 31,
	2006	2005
Health care cost trend rate assumed for next year	12.5%	13.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage Point	1 Percentage
	Increase	Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on the postretirement benefit obligation	12	(11)

Plan Assets
The pension plan asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2005	2004
Equity Securities	52%	54%
Debt Securities	30	33
Cash and Cash Equivalents	12	8
Insurance Contract	6	5

Total	100%	100%
The Company’s pension plan asset investment strategy is to invest in a combination of equities and fixed income investments while maintaining a moderate risk posture. The targeted asset allocation within the investment portfolio is 55% equities and 45% fixed income. The Company evaluates the performance of the pension investment program in the context of a three to five-year horizon.
Cash Flow
Contributions:
We expect to contribute $1,045 to the pension plan in 2006.
Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$391	$41
2007	415	43
2008	457	44
2009	494	46
2010	535	47
Years 2011-2015	3,674	187
Multi-Employer Pension Plan—
Approximately 12% of the Company’s employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $335, $308, and $321 for the years ended December 31, 2005, 2004, and 2003, respectively.
401(k) Savings Plan—
Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $763, $760, and $767 for the years ended December 31, 2005, 2004, and 2003, respectively.
Retirement Contribution Account—
The Company has a defined contribution plan for substantially all salaried employees. Employees are not permitted to contribute to the plan. The Company suspended contributions to this account for service rendered in 2003 and 2004. The Company partially reinstated contributions to this plan for service rendered in the second half of 2005. Participants earned 0.75% to 3.0% of eligible compensation from July 1 to December 31, 2005, depending on the age of the employee. The amount charged to expense for the year ended December 31, 2005 was $430.
(8) Income Taxes
The following is a summary of the components of the Company’s income tax provision for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Currently payable (receivable):
Federal	$—	$(239)	$(98)
State and local	—	(19)	154
Foreign	351	(58)	459
Deferred (future tax benefit)	(23,709)	(12,154)	(11,545)
Change in valuation allowance	23,997	28,655	—

Total provision (benefit)	$639	$16,185	$(11,030)

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2005, 2004, and 2003 for the following reasons:

	2005	2004	2003
Statutory income tax rate	34.0%	34.0%	34.0%
State income taxes (net of federal tax benefit), before valuation allowance	4.1	3.7	4.9
Nondeductible goodwill amortization and other permanent differences	(17.8)	(0.8)	(0.4)
Foreign income taxes	—	1.4	—
Valuation allowance	(20.9)	(88.0)	—

Effective income tax rate	(0.6)%	(49.7)%	38.5%

The components of the Company’s deferred taxes as of December 31, 2005 and 2004 are the result of book/tax basis differences related to the following items:

	2005	2004
Deferred tax assets:
Accounts receivable reserves	$2,058	$1,998
Inventory reserves	1,286	848
Goodwill and intangible assets	3,057	—
Deferred gain on sale-leaseback	3,348	—
Accrued liabilities	4,356	2,686
Other long-term liabilities	1,956	1,640
Net operating loss carryforwards	40,176	28,655
Other	143	217
Valuation allowance	(52,652)	(28,655)

Total	3,728	7,389

Deferred tax liabilities:
Accelerated depreciation	(14,310)	(17,031)
Goodwill and intangible assets	—	(671)
Note payable to seller of Safway	(824)	(1,137)

Total	(15,134)	(18,839)

Net deferred taxes	$(11,406)	$(11,450)

For federal income tax purposes, the Company has federal net operating loss carryforwards of approximately $106,000 that expire over a seven-year period beginning in 2019. The Company also has state net operating tax loss carryforwards of approximately $110,000 that expire over a period of five to twenty years beginning in 2006. The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to these net operating loss carryforwards and other deferred tax assets, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance would be decreased or increased, resulting in a non-cash increase or decrease to net income.
A provision has not been made for domestic or additional foreign taxes on the undistributed portion of earnings of our foreign subsidiary as those earnings have been permanently reinvested. The undistributed earnings of foreign subsidiaries approximate $9,000. The amount of the deferred tax liability associated with these earnings has not been calculated, as it is impractical to determine.
(9) Segment Reporting
The Company uses three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percents of sales. Accordingly, this segmentation provides information for decision-making and resource allocation. Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales include material, manufacturing labor, overhead costs, and freight. Rental revenues represent the leasing of the rental equipment and are recognized ratably over the lease term. Cost of goods sold for rental revenues includes depreciation of the rental equipment, maintenance of the rental equipment, and freight. Sales of used rental equipment represent sales of the rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment consists of the net book value of the rental equipment. All other expenses, as well as assets and liabilities, are not tracked by sales type and therefore it is not practicable to disclose this information by segment. Depreciation was reflected in determining segment gross profit; however, it is not practicable to allocate the depreciation expense between the rental and used rental equipment segments. Export sales and sales by non-U.S. affiliates is not significant.
Information about the income of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Product sales	$352,888	$348,036	$304,101
Rental revenue	49,485	42,231	35,633
Used rental equipment sales	16,610	28,372	39,723

Net sales	418,983	418,639	379,457

Product cost of sales	277,107	265,228	236,877
Rental cost of sales	38,038	35,719	28,677
Used rental equipment cost of sales	5,254	10,388	12,791

Cost of sales	320,399	311,335	278,345

Product gross profit	75,781	82,808	67,224
Rental gross profit	11,447	6,512	6,956
Used rental equipment gross profit	11,356	17,984	26,932

Gross profit	$98,584	$107,304	$101,112

Depreciation Expense:
Product sales (Property, plant, and equipment)	$6,302	$5,471	$6,926
Rental Revenue (Rental equipment)	24,474	22,654	17,739
Corporate	2,081	2,624	2,084

Total depreciation	$32,857	$30,749	$26,749

(10) Commitments and Contingencies
Operating Leases—
Rental expense for property, plant and equipment (principally manufacturing/distribution, service/distribution, office facilities, forklifts, and office equipment) was $6,589, $5,879, and $6,301, for the years ended December 31, 2005, 2004 and 2003, respectively. Lease terms range from one to 20 years and some contain renewal options.
Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Operating Leases
2006	$6,827
2007	4,874
2008	3,121
2009	2,828
2010	2,602
Thereafter	17,902

Total	$38,154

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
Self-Insurance—
The Company is self-insured for certain of its group medical, workers’ compensation and product and general liability claims. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 2005, 2004 and 2003. The Company has reserved $6,254 and $4,699 as of December 31, 2005 and 2004, respectively. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on the type of claim. The stop loss amounts are as follows:

	Per occurrence and	Aggregate per annum
Insurance Type	Per annum levels	levels
Group Medical	$150	N/A
Worker’s Compensation	Up to 350	Up to $ 5,680
Product and General Liability	Up to 500	Up to 4,000
Severance Obligations—
The Company has employment agreements with certain of its executive management with annual base compensation ranging in value from $180 to $350. The agreements generally provide for salary continuation in the event of termination without cause for periods of one to three years. The agreements also contain certain non-competition clauses. As of December 31, 2005, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was $1,915.

(11) Facility Closing and Severance Expenses
During 2000, as a result of the acquisition of Conspec, we approved and began implementing a plan to consolidate certain of our existing operations. Activity for this plan for the year ended December 31, 2003 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2003	$—	$269	$—	$93	$362
Facility closing and severance expenses	—	(212)	—	—	(212)
Items charged against reserve	—	(57)	—	(93)	(150)

Balance, December 31, 2003	$—	$—	$—	$—	$—

During 2001, we approved and began implementing a plan to exit certain of our manufacturing and distribution facilities and to reduce overall headcount by approximately 500, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2003 and 2004 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2003	$—	$210	$—	$311	$521
Facility closing and severance expenses	—	379	—	—	379
Items charged against reserve	—	(175)	—	(311)	(486)

Balance, December 31, 2003	—	414	—	—	414
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	—	(414)	—	—	(414)

Balance, December 31, 2004	$—	$—	$—	$—	$—

During 2002, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 200, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2003 and 2004 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2003	$2,412	$84	$—	$—	$2,496
Facility closing and severance expenses	202	(11)	—	—	191
Items charged against reserve	(2,414)	(73)	—	—	(2,487)

Balance, December 31, 2003	200	—	—	—	200
Facility closing and severance expenses	—	—	—	—	—
Items charged against reserve	(200)	—	—	—	(200)

Balance, December 31, 2004	$—	$—	$—	$—	$—

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

During 2004, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 75, in order to keep our cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2004 and 2005 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$611	$307	$595	$398	$1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	$—	$45	$—	$—	$45

During 2005, we approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 50, in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 was as follows:

				Other
	Involuntary	Lease	Relocation	Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	$417	$—	$438	$—	$855

The total expected future expense for commitments under these plans is approximately $100 and will be expensed in accordance with SFAS No. 146.
The Company expects to pay the amounts accrued as of December 31, 2005 by the end of fiscal 2006.

(12) Sale-Leaseback Transactions
In April 2005, the Company sold its manufacturing facility in Des Plaines, Illinois to an unrelated party and immediately leased it back from the purchaser. The net proceeds after commissions and other normal closing costs were $11,636. The lease has an initial term of 24 months, with an optional renewal for an additional 12 months and the Company is obligated to pay rent totaling approximately $1,400 over the initial lease term and approximately $725 over the renewal term. In addition, the Company is responsible for all property taxes, operating expenses and insurance on the leased property. The Company realized a gain of $6,673 on the sale of the facility that was initially deferred and is being recognized ratably over the initial term of the lease.
In October 2005, the Company completed a sale-leaseback transaction with a different unrelated party. The Company sold its manufacturing facilities in Aurora, Illinois; Kansas City, Kansas; and Parsons, Kansas and its distribution center in Miamisburg, Ohio. At the same time, the Company also entered into four separate leases, under which the Company immediately leased the four facilities back. The net proceeds after commissions and other normal closing costs were $11,544. The principal terms of the leases are as follows:
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
The Company realized an aggregate gain of $1,188 on the sale of these facilities, comprised of a.) gains of $4,518 that the Company initially deferred and is recognizing ratably over the terms of the applicable leases, and b.) a loss of $3,330 that was recognized immediately.
(13) Related Party Transactions
For the years ended December 31, 2005, 2004, and 2003, the Company reimbursed Odyssey for travel, lodging, and meals of $233, $86, and $315, respectively.
(14) Quarterly Financial Information (Unaudited)

	2005
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$85,782	$117,704	$114,071	$101,426	$418,983
Gross profit	20,909	28,852	28,189	20,634	98,584
Net loss	(14,689)	(5,598)	(6,657)	(87,759)	(114,703)

	2004
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$89,117	$115,206	$114,548	$99,768	$418,639
Gross profit	20,607	31,449	32,059	23,189	107,304
Net loss	(15,868)	(2,681)	(1,843)	(28,357)	(48,749)

(15) Restatement of Previously Issued Financial Statements
During our reporting and closing process relating to the preparation of our December 31, 2005 financial statements, we determined that certain put options set forth in the Management Stockholders’ Agreement should be classified outside of shareholders’ equity (deficit) in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” As a result, the Company has recorded the cumulative effect as of January 1, 2003 and has restated the consolidated balance sheet as of December 31, 2004, and the consolidated statements of shareholders’ deficit and cash flows for the years ended December 31, 2004 and 2003.
The Company also determined that two agreements for the purchase of rental equipment entered into by the Company during 2003 were incorrectly recorded as capital assets as the purchase price was paid by the Company rather than being recorded as capital leases or other long-term liabilities at the inception of the agreements. As a result, the Company has restated the consolidated balance sheet as of December 31, 2004, and the consolidated statements of operations, shareholders’ deficit, comprehensive loss and cash flows for the years ended December 31, 2004 and 2003.
The effects of the restatement on the consolidated financial statements are as follows:

	As of December 31, 2004
	As Reported	Adjustments	As Restated
Rental equipment, net	$69,662	$625	$70,287
Total assets	394,138	625	394,763
Current portion of long-term debt	2,455	1,660	4,115
Total current liabilities	50,863	1,660	52,523
Other long-term debt, net of current portion	316,389	431	316,820
Deferred income taxes	17,474	(559)	16,915
Total liabilities	449,668	1,532	451,200
Class A common shares subject to put option	—	3,031	3,031
Class A common shares	116,024	(5,467)	110,557
Loans to shareholders	(2,767)	2,436	(331)
Accumulated deficit	(166,466)	(907)	(167,373)
Total shareholders’ deficit	(55,530)	(3,938)	(59,468)
Total liabilities and shareholders’ deficit	$394,138	$625	$394,763

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Rental cost of sales	$35,275	$444	$35,719	$28,010	$667	$28,677
Cost of Sales	310,891	444	311,335	277,678	667	278,345
Rental gross profit	6,956	(444)	6,512	7,623	(667)	6,956
Gross profit	107,748	(444)	107,304	101,779	(667)	101,112
Income from operations	15,236	(444)	14,792	14,634	(667)	13,967
Interest expense	47,030	177	47,207	40,008	178	40,186
Loss before provision (benefit) for income taxes	(31,943)	(621)	(32,564)	(27,821)	(845)	(28,666)
Provision (benefit) for income taxes	16,427	(242)	16,185	(10,713)	(317)	(11,030)
Net loss	$(48,370)	$(379)	$(48,749)	$(17,108)	$(528)	$(17,636)

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net cash used in operating activities	$(28,558)	$99	$(28,459)	$(32,488)	$(30)	$(32,518)
Net cash provided by (used in) investing activities	1,442	1,466	2,908	(8,451)	1,099	(7,352)
Net cash provided by financing activities	29,432	(1,565)	27,867	39,917	(1,069)	38,848
Cash paid for interest	41,061	177	41,238	32,690	178	32,868
Purchase of equipment on capital lease	481	—	481	3,183	2,757	5,940
Purchase of equipment on extended terms	—	—	—	—	1,968	1,968

DAYTON SUPERIOR CORPORATION AND SUBSIDIARY
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	Additions			Deductions
				Charges
		Charged		for Which
	Balance at	to Costs		Reserves	Balance at
	Beginning of	and		Were	End of
	Year	Expenses	Other	Created	Year
Reserves for Doubtful Accounts and Sales Returns and Allowances
For the year ended December 31, 2005	$5,375	$3,956	$—	$(3,896)	$5,435
For the year ended December 31, 2004	4,939	3,796	—	(3,360)	5,375
For the year ended December 31, 2003	4,861	6,521	—	(6,443)	4,939
Net Realizable Value Reserve for Inventory
For the year ended December 31, 2005	$2,171	$2,944	$—	$(1,053)	$4,062
For the year ended December 31, 2004	1,897	1,224	—	(950)	2,171
For the year ended December 31, 2003	1,074	1,139	—	(316)	1,897
Valuation Allowance for Deferred Tax Assets
For the year ended December 31, 2005	$28,655	$23,997	$—	$—	$52,652
For the year ended December 31, 2004	—	28,655	—	—	28,655

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control described below.
The following material weaknesses were identified during the final reporting and closing process relating to the preparation of the December 31, 2005 financial statements:
•	The Company’s controls over the analysis and review of contractual agreements to ensure that equity transactions are recorded in accordance with generally accepted accounting principles did not operate effectively. As a result an error was not detected relating to our accounting for redeemable shares in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” As more fully discussed in Note 15 of the Notes to Consolidated Financial Statements, during our reporting and closing process relating to the preparation of the December 31, 2005 financial statements, the Company determined that certain put options set forth in its Management Stockholders’ Agreement should be classified outside of shareholders’ equity (deficit). As a result, the Company modified its review and approval procedures related to such agreements.

•	The Company’s controls over the analysis and review of loan-term purchase agreements to ensure that such agreements are appropriately accounted for did not operate effectively. As a result, two agreements for the purchase of rental equipment entered into during 2003 were incorrectly recorded as capital assets as the purchase price was paid by the Company rather than being recorded as capital leases or other long-term liabilities at the inception of the agreements in accordance with SFAS 13 “Accounting for Leases.” Although the adjustment related to the restatement resulting from such agreements was not material, the Company modified its review and approval procedures related to such agreements.

•	The Company’s controls over the identification and recording of fixed asset disposals did not operate effectively. As a result the Company failed to identify that it had not appropriately recorded all disposals of property and equipment in accordance with FASB Concepts Statement No. 5 “Recognition and Measurement in Financial Statements of Business Enterprises.”
There has been no change in our internal controls over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2006, we have taken actions to address the issues noted above.
The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is required as of December 31, 2007. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design of and operation of our internal controls including further formalization of policies and procedures and improving segregation of duties. Although we believe that our efforts will enable us to provide the required management report on internal controls and our independent registered public accountants to provide the required attestation as of fiscal year end 2007, we can give no assurance that these efforts will be successfully completed in a timely manner.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors and Executive Officers
The following table sets forth the name, age and position of our executive officers and directors as of December 31, 2005.

Name	Age	Position
Stephen Berger	66	Chairman of the Board of Directors
Eric R. Zimmerman	55	President, Chief Executive Officer and Director
Peter J. Astrauskas	55	Vice President - Engineering
Raymond E. Bartholomae	59	Executive Vice President and President, Symons
Mark K. Kaler	48	Vice President - Product Management
Edward J. Puisis	45	Executive Vice President and Chief Financial Officer
Thomas W. Roehrig	40	Vice President of Corporate Accounting and Secretary
John A. Ciccarelli	66	Director
William F. Hopkins	42	Director
Douglas W. Rotatori	45	Director
Stephen Berger has served as Chairman of our Board of Directors since August 2005 and has been a Director since 2000. Mr. Berger has been chairman of Odyssey Investment Partners, LLC since 1997. Mr. Berger is a director and a member of the Executive Committee of the Board of Directors of Dresser, Inc.
Eric R. Zimmerman has been President, Chief Executive Officer and a Director since August 2005. Mr. Zimmerman served as President of the Gilbarco International and Service Station Equipment units of Gilbarco Inc. from 1998 to 2003.
Peter J. Astrauskas has been Vice President, Engineering since September 2003. From 2001 to 2003, he was Vice President, Engineering for Alcoa Automotive. From 1994 to 2001, he was the Director, Global Manufacturing Engineering for TRW Safety Systems.
Raymond E. Bartholomae has been Executive Vice President and President of Symons since November 2005. He served as Vice President, Sales and Marketing from August 2003 to November 2005. He has been employed by Symons since January 1970 and was Vice President and General Manager, Symons, from February 1998 to August 2003.
Mark K. Kaler has been Vice President, Product Management since November 2005. He served as Vice President, Strategic Planning from August 2003 to November 2005 and served as Vice President and General Manager, Construction Products Group from October 2002 to August 2003. From April 1996 to October 2002, Mr. Kaler was Vice President and General Manager, American Highway Technology division.
Edward J. Puisis has been Executive Vice President and Chief Financial Officer since November 2005. He served as Vice President and Chief Financial Officer from August 2003 to November 2005. From March 1998 to August 2003 Mr. Puisis was General Manager of Finance and Administration and Chief Financial Officer of Gallatin Steel Company, a partnership owned by Dofasco and Gerdau Ameristeel.
Thomas W. Roehrig has been Vice President of Corporate Accounting and Secretary since November 2005. He served as Vice President of Corporate Accounting from February 2003 to November 2005 and was Treasurer from August 2003 to December 2003. From April 1998 to February 2003, Mr. Roehrig served as Corporate Controller.
John A. Ciccarelli has been a director since 1994. He served as interim President and Chief Executive Officer from March 2005 to August 2005 and Chairman of our Board of Directors from 2000 to 2005. Mr. Ciccarelli was President and Chief Executive Officer from 1989 until 2002.

William F. Hopkins has been a member and Managing Principal of Odyssey Investment Partners, LLC since 1997. He has been a director of the Company since 2000.
Douglas W. Rotatori has been a Managing Principal of Odyssey Investment Partners, LLC since October 2004 and a Principal since 1998. He has been a director of the Company since 2000.
We have five directors. Each director is elected to serve until the next annual meeting of shareholders or until a successor is elected. Our executive officers are elected by the directors to serve at the pleasure of the directors. There are no family relationships between any of our directors or executive officers. Other than Mr. Ciccarelli (who is compensated for serving as a director), all of our directors are employed by Odyssey or the Company and do not receive any additional compensation for their service as directors.
The Audit Committee of our Board of Directors consists of Messrs. Berger, Hopkins, and Rotatori, none of who is considered independent under the rules of the Securities and Exchange Commission or the national securities exchanges. The Board of Directors has determined that Mr. Rotatori is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission.
We have adopted a Code of Ethics that specifically applies to our senior financial officers, including our President and Chief Executive Officer, Chief Financial Officer, Vice President of Corporate Accounting and Treasurer. Our Code of Ethics was previously filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11. Executive Compensation
The following table summarizes the 2005, 2004, and 2003 compensation for each person who served as our chief executive officer in 2005 and each of the other four most highly compensated executive officers who was serving as an executive officer at December 31, 2005.

								Long-Term
								Compensation
		Annual Compensation						Awards
						Other Annual		Shares
Name and Principal		Salary		Bonus		Compensation		Underlying	All Other
Position	Year	($)		($)		($)		Options (#)(1)	Compensation($)(2)
Eric R. Zimmerman	2005	$141,346		$115,000		$40,701	(4)	0	$0
President and Chief Executive Officer(3)

John A. Ciccarelli	2005	$232,051	(5)	$0		$0		0	$0
Interim President and Chief Executive Officer(3)

Stephen R. Morrey	2005	$73,558		$0		$16,086	(6)	0	$426,250
President and Chief	2004	375,000		0		3,413		0	4,100
Executive Officer(3)	2003	375,000		135,000		195,709	(7)	0	4,000

Raymond E. Bartholomae	2005	$260,000		$75,000		$0		0	$4,200
Executive Vice Pres.	2004	260,000		165,000		0		10,000	4,100
and Pres. of Symons	2003	243,942		140,000		0		12,000	4,000

Edward J. Puisis	2005	$250,000		$75,000		$0		0	$2,100
Executive Vice Pres.	2004	250,000		200,000		114,366	(8)	0	1,923
and Chief Financial Officer	2003	96,154		325,000	(9)	0		55,000	0

Mark K. Kaler	2005	$227,000		$25,000		$0		0	$4,200
Vice President,	2004	227,000		100,000		0		0	4,100
Product Management	2003	227,000		70,000		0		12,000	4,000

Dennis Haggerty	2005	$225,000		$0		$47,757	(11)	0	$3,675
Vice President,	2004	225,000		110,000		44,227	(11)	0	3,587
Supply Chain Management(10)	2003	225,000		100,000		43,122	(11)	0	3,500

(1)	Options to purchase common shares were granted under our stock option plans at an exercise price of $27.50 per share, except for Mr. Puisis’ options and Mr. Bartholomae’s 2004 options, which have an exercise price of $24.00 per share. The options become exercisable based on a combination of service and performance factors.

(2)	Consists of matching contributions by the Company to its 401(k) plan in 2005 in the following amounts for the named executive officers: Mr. Morrey, $1,731; Mr. Bartholomae, $4,200; Mr. Puisis, $2,100; Mr. Kaler, $4,200; and Mr. Haggerty, $3,675. Also includes for Mr. Morrey in 2005 $424,519 paid in connection with the termination of his employment.

(3)	Mr. Morrey served as President and Chief Executive Officer through March 7, 2005. Mr. Ciccarelli served as Interim President and Chief Executive Officer from March 8, 2005 through July 31, 2005. Mr. Zimmerman became President and Chief Executive Officer effective August 1, 2005.

(4)	The amounts included in this column representing more than 25% of the total perquisites and personal benefits received by Mr. Zimmerman were personal living and travel expenses paid by us of $30,101.

(5)	Includes $79,167 earned by Mr. Ciccarelli in 2005 for acting as Chairman of the Board.

(6)	The amounts included in this column representing more than 25% of the total perquisites and personal benefits received by Mr. Morrey in 2005 were a car allowance in the amount of $13,800.

(7)	The amounts included in this column representing more than 25% of the total perquisites and personal benefits received by Mr. Morrey in 2003 were relocation expense paid by us of $176,119.

(8)	The amounts included in this column representing more than 25% of the total perquisites and personal benefits received by Mr. Puisis in 2004 were relocation expenses paid by us of $52,584.

(9)	The bonus amount for Mr. Puisis in 2003 consists of a signing bonus of $175,000 he received upon his employment with Dayton Superior and a $150,000 bonus under the Company’s annual bonus plan.

(10)	Mr. Haggerty’s employment with the Company terminated on February 9, 2006.

(11)	The amounts included in this column representing more than 25% of the total perquisites and personal benefits received by Mr. Haggerty were temporary living and mileage expenses paid by us of $18,150 in 2003, $29,322 in 2004 and $31,957 in 2005 and a car allowance of $13,800 in 2003, 2004 and 2005.
Employment Agreements
We have entered into employment agreements with each of Messrs. Zimmerman, Bartholomae and Puisis. Generally, each employment agreement provides:
• Each executive officer is an “employee at will.”
• Each executive officer is entitled to participate in our executive annual bonus plan and in our various other employee benefit plans and arrangements which are applicable to senior officers.
• If an executive officer is terminated without cause or by reason of his death or disability during the term of his employment agreement, he will be entitled to receive a pro rata share of his bonus for the year of termination, to continue to receive his annual base salary for a period of 12 to 36 months and to continue coverage under our medical and dental programs for from one to three years on the same basis as he was entitled to participate prior to his termination.
• Each executive officer is prohibited from competing with us during the term of his employment under the employment agreement and, under certain conditions, from one to three years following termination of his employment or expiration of the term of his employment agreement.
Mr. Zimmerman’s employment agreement also provides the following:
• His annual base salary is $350,000, which may be increased by the Compensation Committee of our Board of Directors, at its discretion.
• The target level of his annual bonus under an executive annual bonus plan is 75% of his base salary, with a minimum annual bonus for 2005 of $115,000.
• The term of his employment under the employment agreement is through December 31, 2008. His employment agreement will be extended automatically for additional one-year periods therefore unless either of us notifies the other not later than 90 days prior to the end of the term.
• He receives an annual car allowance, reimbursement for tax and financial planning assistance and payment of the annual membership fee in a country, alumni or social club of his choice (as well as the initiation fee in that club), in each case up to a specified maximum amount.
• We reimbursed him for certain expenses he incurred in connection with his move to the Dayton, Ohio area.
• His employment may be terminated by us with or without “cause” (as defined in the agreement). The benefits payable under his agreement if he is terminated by us without “cause” (as described above) are also payable if his employment terminates because we elect for the employment agreement not to be extended at the end of its term.
Mr. Puisis’ employment agreement also provides the following:
• His annual base salary is $250,000, which may be increased by the Compensation Committee of our Board of Directors at its discretion.
• The term of his employment currently is one year and will be automatically extended for additional one-year periods unless either of us notifies the other not later than 120 days before the end of a term.
• He receives an annual car allowance, payment of the annual membership fee in a country, alumni or social club of his choice (up to a specified maximum amount).
Mr. Bartholomae’s employment agreement also provides the following:
• The benefits payable under his agreement if he is terminated without “cause” (as described above) are also payable if he resigns because his primary direct reporting responsibility is to anyone other than our chief executive officer or if we reduce his annual bonus opportunity below 50% of his base salary if, in either case, he has given us at least 30 days prior written notice of the termination and we have not remedied the event giving rise to the termination within the 30-day period.
We also were parties to an employment agreement with Steven R. Morrey, which was modified by a letter agreement we entered into with him in connection with the termination of his employment as our President and Chief Executive Officer and a director, effective March 7, 2005. Under these two agreements together:
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
Management Stockholders’ Agreement
We along with Odyssey and our employee stockholders, including the officers named in the Summary Compensation Table (the “Management Stockholders”), are parties to a Management Stockholders’ Agreement (the “Management Stockholders’ Agreement”) which governs our common shares, options to purchase our common shares and shares acquired upon exercise of options.
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
Fiscal 2005 Stock Option Grants
No stock options or stock appreciation rights were granted to any named executive officer in 2005.
Fiscal Year-End Option Values
The number and value of options exercised and the number and value of all unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2005 are shown in the following table.

	Shares		Number of Shares	Value of Unexercised In
	Acquired on	Value	Underlying Unexercised	-the-Money Options at
Name	Exercise (#)	Realized ($)	Options at 12/31/05 (#)	12/31/05 ($)(1)
			Exercisable/Unexercisable	Exercisable/Unexercisable
John A. Ciccarelli	—	—	0/0	0/0
Dennis Haggerty	—	—	3,500/31,500	0/0
Raymond E. Bartholomae	—	—	13,552/58,341	0/0
Mark K. Kaler	3,000	$55,050	9,079/47,417	0/0
Edward J. Puisis	—	—	13,750/41,250	0/0
Eric R. Zimmerman	—	—	0/0	0/0
Stephen R. Morrey	—	—	0/0	0/0

(1)	Represents the excess of $1.50, the fair market value as of December 31, 2005, based on an independent appraisal, over the aggregate option exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our common shares as of March 27, 2006 by:
•	each person known by us to beneficially own more than 5% of our common shares;

•	directors;

•	executive officers (and former executive officers) listed in the compensation table; and

•	directors and executive officers as a group.
We have determined beneficial ownership as reported below in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Beneficial ownership generally includes sole or shared voting or investment power with respect to the shares and includes the number of common shares subject to all outstanding options. The percentages of our outstanding common shares are based on 4,575,885 shares outstanding, except for certain parties who hold options that are exercisable into common shares within 60 days. The percentages for those parties who hold options that are exercisable within 60 days are based on the sum of 4,575,885 shares outstanding plus the number of common shares subject to options exercisable within 60 days held by them and no other person, as indicated in the notes following the table. The number of common shares beneficially owned has been determined by assuming the exercise of options exercisable into common shares within 60 days. Unless otherwise indicated, voting and investment power are exercised solely by each individual and/or a member of his household.

	Number of Common
	Shares Beneficially	% of Common
Name of Beneficial Owner:	Owned	Shares
Odyssey (1)	4,208,317	92.0
Raymond E. Bartholomae (2)	34,629	*
Stephen Berger (3)	4,208,317	92.0
John A. Ciccarelli	39,261	*
Dennis P. Haggerty (4)	5,500	*
William F. Hopkins (3)	4,208,317	92.0
Stephen R. Morrey	0	0.0
Mark K. Kaler (5)	48,686	1.1
Edward J. Puisis (6)	15,910	*
Douglas Rotatori (3)	4,208,317	92.0
Eric. R. Zimmerman	0	0.0
Executive officers and directors as a group (12 persons) (7)	4,359,588	94.4

*	Signifies less than 1%.

(1)	Consists of 4,208,317 common shares owned in the aggregate by Odyssey Investment Partners Fund, LP (the ‘‘Fund’’), certain of its affiliates and certain co-investors (together with the Fund, ‘‘Odyssey’’). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, New York.

(2)	Includes 13,552 common shares issuable upon exercise of options exercisable within 60 days.

(3)	Consists of 4,208,317 common shares owned in the aggregate by Odyssey. Messrs. Berger and Hopkins are managing members of the Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to the shares deemed to be beneficially owned by Odyssey. Mr. Rotatori is a member of Odyssey Investment Partners, LLC. Each of Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of these shares.

(4)	Includes 3,500 common shares issuable upon exercise of options exercisable within 60 days.

(5)	Includes 9,079 common shares issuable upon exercise of options exercisable within 60 days.

(6)	Includes 13,750 common shares issuable upon exercise of options exercisable within 60 days.

(7)	As described in note 3, Messrs. Berger and Hopkins may each be deemed to share voting and investment power with respect to the shares beneficially owned by Odyssey and Messrs. Berger, Hopkins and Rotatori disclaim beneficial ownership of the shares beneficially owned by Odyssey. Excluding the shares deemed to be owned by Odyssey, all executive officers and directors as a group beneficially own 151,271 common shares.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	402,063	$25.92	319,963
Equity compensation plans not approved by security holders	—	—	—
Total	402,063	$25.92	319,963
Item 13. Certain Relationships and Related Transactions.
Certain Loans
In connection with the 2000 recapitalization, Mr. Bartholomae and Mr. Kaler agreed to exercise some of their stock options and to retain the shares received following the recapitalization. We made a non-interest bearing, recourse loan to them in an amount equal to the exercise price of the options plus the estimated federal and state income tax liability they incurred in connection with the exercise ($184,731 for Mr. Bartholomae and $247,637 for Mr. Kaler). At that time, Mr. Bartholomae also purchased additional Class A common shares with a purchase price of $274,995 and we made a 6.39%, interest-deferred, recourse loan to him in that amount.
In connection with an acquisition in 2001, Mr. Bartholomae, Mr. Ciccarelli, and Mr. Kaler elected to purchase additional Class A common shares with a purchase price of $29,619, $60,021, and $35,100, respectively, and we made 5.48%, interest-deferred, recourse loans to them in these amounts.
All of these loans are secured by a pledge of the Class A common shares issued.
As of December 31, 2005, the amounts outstanding were $622,160 for Mr. Bartholomae, $78,326 for Mr. Ciccarelli and $293,442 for Mr. Kaler. These amounts were also the largest amounts outstanding for these loans during the period from January 1, 2003 through December 31, 2005.
In connection with our employment of Mr. Morrey in 2002, we made a 5.69%, interest-deferred loan of $350,000 (which was fully recourse to him only with respect to $175,000), which he applied toward the purchase of our Class A common shares. In 2005, Mr. Morrey repaid the outstanding balance of his loan, plus accrued interest, by surrendering his Class A common shares to us and paying the balance in cash. The largest amount outstanding for Mr. Morrey during the period January 1, 2003 through December 31, 2005 was $405,303.

Odyssey Financial Services
During 2005, we reimbursed Odyssey for approximately $233,000 of out-of-pocket expenses for travel, lodging and meals.
Management Stockholders’ Agreement
We, along with Odyssey and our employee stockholders, including our executive officers, are parties to a Management Stockholders’ Agreement, which is described in more detail under Item 11 above.
PART IV
Item 14. Principal Accounting Fees and Services
The services performed by Deloitte & Touche LLP in 2005 and 2004 were pre-approved by our Audit Committee. Our Audit Committee requires any requests for audit, audit-related, tax, or any other services to be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. In addition, although not required by the rules and regulations of the SEC, the Audit Committee requests a range of fees associated with each proposed service. Providing a range of fees for a service permits appropriate oversight and control of the independent auditor relationship, while permitting us to receive immediate assistance from the independent auditor when time is of the essence.
We retained Deloitte & Touche LLP to audit our consolidated financial statements for the years ended 2005 and 2004. To minimize relationships that could appear to impair the objectivity of Deloitte & Touche LLP, our audit committee has restricted the non-audit services that Deloitte & Touche LLP may provide to us primarily to audit services and tax services. In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002.
The aggregate fees billed for professional services by Deloitte & Touche LLP, our independent accountants, in 2005 and 2004 for these various services were:

Type of Fees	2005	2004

Audit fees	$524.4	$460.4
Audit-related fees	14.4	22.3
Tax fees	408.9	465.0

Total fees	$947.7	$947.7

In the above table, in accordance with SEC definitions and rules, “audit fees” are fees we paid Deloitte & Touche LLP for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, or for comfort letters, statutory and regulatory audits, consents and other services related to SEC matters; “audit-related fees” are fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, due diligence associated with mergers/acquisitions, financial accounting and reporting consultations, and information systems reviews; “tax fees” are fees for tax compliance, tax advice, and tax planning. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004 (as restated).
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 (as restated), and 2003 (as restated).
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 (as restated), and 2003 (as restated).
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (as restated), and 2003 (as restated).
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 (as restated), and 2003 (as restated).
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

DAYTON SUPERIOR CORPORATION

April 17, 2006

	By	/s/ Eric R. Zimmerman

Eric R. Zimmerman President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen Berger	Chairman of the Board of Directors	April 17, 2006
Stephen Berger

/s/ Eric R. Zimmerman	President, Chief Executive Officer and Director	April 17, 2006
Eric R. Zimmerman

/s/ Edward J. Puisis	Executive Vice President and Chief Financial Officer	April 17, 2006
Edward J. Puisis	(Principal Financial Officer)

/s/ Thomas W. Roehrig	Vice President of Corporate Accounting and Secretary	April 17, 2006
Thomas W. Roehrig	(Principal Accounting Officer)

/s/ John A. Ciccarelli	Director	April 17, 2006
John A. Ciccarelli

/s/ William F. Hopkins	Director	April 17, 2006
William F. Hopkins

/s/ Douglas Rotatori	Director	April 17, 2006
Douglas Rotatori

Index of Exhibits

Exhibit No.		Description

(2)	Acquisition Agreements
	2.1	Asset Purchase Agreement, dated as of June 30, 2003, by and among the Company and Symons Corporation, and Safway Formworks Systems L.L.C. and Safway Services, Inc. [Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2003]	†

	2.1.1	Amendment One, dated as of July 15, 2003, to the Asset Purchase Agreement among the Company and Symons Corporation, and Safway Formworks Systems L.L.C. and Safway Services, Inc. [Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on August 13, 2003]	†

	2.1.2	Amendment Two, dated as of July 29, 2003, to the Asset Purchase Agreement among the Company and Symons Corporation, and Safway Formworks Systems L.L.C. and Safway Services, Inc. [Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on August 13, 2003]	†

(3)	Articles of Incorporation and By-Laws
	3.1	Amended Articles of Incorporation of the Company, as amended [composite]	**

	3.2	Code of Regulations of the Company (as amended) [Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-41392)]	†

(4)	Instruments defining the Rights of Security Holders, Including Indentures
	4.1	Form of Junior Convertible Subordinated Indenture between the Company and Firstar Bank, N.A., as Indenture Trustee [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†

	4.1.1	First Supplemental Indenture dated January 17, 2000, between the Company and Firstar Bank, N.A., as Trustee [Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†

	4.1.2	Form of Junior Convertible Subordinated Debenture [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†

	4.2	Indenture dated June 16, 2000 among the Company, the Guarantors named therein, as guarantors, and United States Trust Company of New York, as trustee, relating to $170,000,000 in aggregate principal amount of 13% Senior Subordinated Notes due 2009 and registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†

	4.2.1	First Supplemental Indenture dated as of August 3, 2000. [Incorporated by reference to Exhibit 4.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†

Exhibit No.		Description

	4.2.2	Second Supplemental Indenture dated as of January 4, 2001. [Incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†

	4.2.3	Third Supplemental Indenture dated as of June 19, 2001. [Incorporated by reference to Exhibit 4.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†

	4.2.4	Fourth Supplemental Indenture dated as of September 30, 2003. [Incorporated by reference to Exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.3	Specimen Certificate of 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†

	4.4	Specimen Certificate of the registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†

	4.5	Warrant Agreement dated as of June 16, 2000 between the Company and United States Trust Company of New York, as Warrant Agent [Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.6	Warrant Shares Registration Rights Agreement dated as of June 16, 2000 among the Company and the Initial Purchasers [Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.7	Tag-Along Sales Agreement dated as of June 16, 2000 among the Company, Odyssey Investment Partners Fund, LP and the Initial Purchasers [Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

	4.8	Senior Second Secured Notes Indenture with respect to the 10 3/4% Senior Second Secured Notes due 2008, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, dated June 9, 2003 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.9	Form of 10 3/4% Senior Second Secured Note due 2008 (included in Exhibit 4.8)	†

	4.10	Second Amended and Restated Security Agreement, among the Company, certain former subsidiaries of the Company and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.11	Second Amended and Restated Pledge Agreement, among the Company, Trevecca Holdings, Inc. and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

Exhibit No.		Description

	4.12	Credit Agreement among the Company, the other persons designated as Credit Parties, General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, the other Lenders and GECC Capital Markets Group, Inc., as Lead Arranger, dated January 30, 2004 [Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.12.1	Amendment One dated as of June 30, 2004 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC [Incorporated by reference to Exhibit 4.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†

	4.12.2	Amendment Two dated as of February 23, 2005 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2005]	†

	4.13	Security Agreement among the Company, certain former subsidiaries of the Company and General Electric Capital Corporation, as Agent, dated January 30, 2004 [Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

	4.14	Pledge Agreement among the Company, Trevecca Holdings, Inc. and General Electric Capital Corporation, as Agent, dated January 30, 2004 [Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

Certain instruments defining the rights of holders of long-term debt of the Company have not been filed because the total amount does not exceed 10% of the total assets of the Company and its subsidiary on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

(10)	Material Contracts
	10.1	Summary of the Executive Bonus Plan	†* **

	10.2	Employment Agreement dated effective June 12, 2002 by and between the Company and Stephen R. Morrey [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002]	†*

	10.2.1	Letter Agreement dated as of March 14, 2005 between the Company and Stephen R. Morrey [Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 14, 2005]	†*

	10.3	Employment Agreement between the Company and Edward J. Puisis [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*

	10.4	Letter Agreement dated August 13, 2003 between Raymond Bartholomae and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*

Exhibit No.		Description

	10.4.1	Letter Agreement dated as of December 15, 2005 between Raymond Bartholomae and the Company amending prior Letter Agreement. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2005]	†*

	10.5	Employment Agreement effective as of August 1, 2005 between Eric R. Zimmerman and the Company. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2005]	†*

	10.6	Management Stockholder’s Agreement dated June 16, 2000 by and among the Company, Odyssey Investment Partners Fund, LP and the Management Stockholders named therein [Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†*

	10.7	Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†*

	10.7.1	First Amendment to Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001]	†*

	10.7.2	Second Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated July 15, 2002 [Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*

	10.7.3	Third Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated October 23, 2002 [Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*

	10.7.4	Fourth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004. [Incorporated by reference to Exhibit 10.10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†*

	10.7.5	Form of Amended and Restated Stock Option Agreement entered into between the Company and certain of its executive officers [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002]	†*

	10.7.6	Form of First Amendment to Stock Option Agreement dated as of July 1, 2003 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2003]	†*

	10.8	Agreement of Sale dated April 21, 2005 between the Company and International Airport Centers LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

	10.8.1	Addendum to Agreement of Sale dated April 21, 2005 between the Company and International Airport Centers LLC [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

Exhibit No.		Description

	10.8.2	Lease dated April 21, 2005 between IAC Chicago LLC and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

	10.9	Real Estate Purchase and Sale Agreement dated as of August 2, 2005 between the Company and STAG Capital Partners, LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2005]	†*

	10.9.1	First Amendment to Real Estate Purchase and Sale Agreement dated as of August 31, 2005 between the Company and STAG Capital Partners, LLC [Incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

	10.9.2	Second Amendment to Real Estate Purchase and Sale Agreement dated as of September 30, 2005 between the Company and STAG Capital Partners, LLC [Incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K dated April 27, 2005	†*

	10.9.3	Lease dated October 12, 2005 between STAG II Parsons, LLC and the Company [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

	10.9.4	Lease dated October 12, 2005 between STAG II Kansas City, LLC and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

	10.9.5	Lease dated October 12, 2005 between STAG II Aurora, LLC and the Company [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

	10.9.6	Lease dated October 12, 2005 between STAG II Miamisburg, LLC and the Company [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*

(14)	Code of Ethics
	14	Code of Ethics for Senior Financial Officers [Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

(21)	Subsidiaries of the Registrant
	21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**

(32)	Section 1350 Certifications
	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**

	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed