Form 10-Q
period 2006-03-31
DAYTON SUPERIOR CORP
filed 2006-05-15
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2006	COMMISSION FILE NUMBER 1-11781
DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130 Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
4,575,885 Common Shares were outstanding as of May 15, 2006

Part I. — Financial Information
Item 1 — Financial Statements
Dayton Superior Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
(Amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $5,059 and $5,435	67,177	62,326
Inventories	60,470	57,372
Prepaid expenses and other current assets	5,866	5,134
Prepaid income taxes	663	546

Total current assets	134,176	125,378

Rental equipment, net of accumulated depreciation of $58,609 and $56,591	68,802	68,400

Property, plant and equipment	98,321	96,491
Less accumulated depreciation	(59,766)	(58,327)

Net property, plant and equipment	38,555	38,164

Goodwill	43,643	43,643
Intangible assets, net of accumulated amortization	4,669	5,025
Other assets	960	910

Total assets	$290,805	$281,520

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$2,409	$2,864
Revolving credit facility	72,200	—
Current portion of deferred gain on sale-leaseback	3,716	3,530
Accounts payable	24,438	27,267
Accrued compensation and benefits	11,454	12,266
Accrued interest	6,931	6,589
Accrued freight	4,996	4,031
Other accrued liabilities	3,994	5,247

Total current liabilities	130,138	61,794

Revolving credit facility	—	48,700
Other long-term debt, net of current portion	318,340	317,690
Deferred income taxes	11,397	11,406
Deferred gain on sale-leaseback, net of current portion	4,084	5,199
Other long-term liabilities	7,258	8,068

Total liabilities	471,217	452,857

Class A common shares subject to put option, 233,617 shares, net of related loans to shareholders	—	—
Shareholders’ deficit:
Class A common shares; no par value; 6,000,000 shares authorized, 4,678,471 shares issued, 4,393,561 not subject to put option	115,729	115,703
Loans to shareholders	(2,107)	(2,098)
Class A treasury shares, at cost, 51,293 shares	(1,509)	(1,509)
Accumulated other comprehensive loss	(1,374)	(1,357)
Accumulated deficit	(291,151)	(282,076)

Total shareholders’ deficit	(180,412)	(171,337)

Total liabilities and shareholders’ deficit	$290,805	$281,520

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiaries
Consolidated Statements of Operations
For The Three Fiscal Months Ended March 31, 2006 and April 1, 2005
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Product sales	$83,224	$71,089
Rental revenue	13,263	10,130
Used rental equipment sales	4,844	4,563

Net sales	101,331	85,782

Product cost of sales	65,482	55,149
Rental cost of sales	7,939	8,501
Used rental equipment cost of sales	1,417	1,223

Cost of sales	74,838	64,873

Product gross profit	17,742	15,940
Rental gross profit	5,324	1,629
Used rental equipment gross profit	3,427	3,340

Gross profit	26,493	20,909

Selling, general and administrative expenses	23,626	23,014
Facility closing and severance expenses	251	250
(Gain) loss on disposals of property, plant, and equipment	(669)	61
Amortization of intangibles	151	142

Income (loss) from operations	3,134	(2,558)

Other expenses
Interest expense	12,156	12,220
Interest income	(19)	(79)
Other income	(52)	(10)

Loss before provision for income taxes	(8,951)	(14,689)

Provision for income taxes	124	—

Net loss	$(9,075)	$(14,689)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For The Three Fiscal Months Ended March 31, 2006 and April 1, 2005
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(9,075)	$(14,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,544	7,309
Amortization of intangibles	151	142
Stock option expense	26	—
Deferred income taxes	(9)	(74)
Amortization of deferred financing costs and debt discount	1,457	1,352
Amortization of deferred gain on sale-leaseback transactions	(871)	—
Gain on sales of rental equipment	(3,427)	(3,340)
(Gain) loss on sales of property, plant and equipment	(8)	61
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,851)	(1,537)
Inventories	(3,098)	(6,082)
Prepaid expenses and other assets	(1,025)	2,081
Prepaid income taxes	(117)	(191)
Accounts payable	(3,041)	(271)
Accrued liabilities and other long-term liabilities	(1,641)	(1,749)

Net cash used in operating activities	(19,985)	(16,988)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(1,744)	(1,623)
Proceeds from sales of property, plant and equipment	—	4
Rental equipment additions	(5,790)	(5,175)
Proceeds from sales of rental equipment	4,844	4,563

Net cash used in investing activities	(2,690)	(2,231)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	43,000	34,650
Repayments of revolving credit facility	(19,500)	(19,475)
Repayments of other long-term debt	(799)	(413)
Financing costs incurred	—	(3)
Changes in loans to shareholders	(9)	55
Issuance of common shares subject to put option	—	13

Net cash provided by financing activities	22,692	14,827

Effect of Exchange Rate Changes on Cash	(17)	(112)

Net increase (decrease) in cash	—	(4,504)

Cash, beginning of period	—	4,504

Cash, end of period	$—	$—

Supplemental Disclosures:
Cash paid for income taxes	$89	$54
Cash paid for interest	10,357	9,800
Property, plant and equipment and rental equipment additions in accounts payable	1,683	1,471
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
For The Three Months Ended March 31, 2006 and April 1, 2005
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	March 31, 2006	April 1, 2005
Net loss	$(9,075)	$(14,689)

Other comprehensive loss:
Foreign currency translation adjustment	(17)	(112)

Comprehensive loss	$(9,092)	$(14,801)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(1)	Consolidated Financial Statements
The interim consolidated financial statements included herein have been prepared by the Company, without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2005. The interim results may not be indicative of future periods.
(2)	Accounting Policies
The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Raw materials	$12,319	$13,248
Work in progress	3,071	2,813
Finished goods	45,080	41,311

Total Inventory	$60,470	$57,372

(c)	Rental Equipment — Rental equipment is purchased and manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line method. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. The impact of this change in estimate was to reduce rental cost of sales by $750 for the three months ended March 31, 2006.

(d)	Goodwill — The Company is in the process of finalizing its assessment of the fair value of goodwill as of December 31, 2005. Any adjustment to the estimated impairment loss recorded during the year ended December 31, 2005 will be recognized in a subsequent reporting period.

(e)	New Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-

based employee compensation in their financial statements. The Company has adopted SFAS No. 123R effective January 1, 2006 using a modified prospective application and recorded compensation expense of $26 for the three months ended March 31, 2006. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of approximately 35% was approximately $525 as of March 31, 2006, and is expected to be expensed over a weighted average period of 2.5 years. There was no impact to the Company’s Statement of Cash Flows for the three months ended March 31, 2006. Previously, the Company measured compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have been increased to the pro forma amounts as follows:

For the three fiscal
months ended April
1, 2005
Net loss As Reported	$(14,689)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(72)

Pro Forma	$(14,761)

(3)	Credit Arrangements
The Company has a $95,000 senior secured revolving credit facility, which has no financial covenants and matures in January 2007. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At March 31, 2006, the entire $95,000 was available, of which $72,200 was outstanding at a weighted average interest rate of 8.0%. Outstanding letters of credit were $7,870, resulting in available borrowings of $14,930. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended
	March 31, 2006	April 1, 2005
Revolving Credit Facility:
Average borrowings	$59,282	$62,780
Peak borrowing	$72,950	$75,775
Weighted average interest rate	7.6%	5.7%
Following is a summary of the Company’s other long-term debt as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Senior Subordinated Notes, interest rate of 13.0%	$154,729	$154,729
Debt discount on Senior Subordinated Notes	(5,777)	(6,114)
Senior Second Secured Notes, interest rate of 10.75%	165,000	165,000
Debt discount on Senior Second Secured Notes	(4,346)	(4,776)
Senior unsecured notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,771	7,534
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068	1,068
Capital lease obligations	2,304	2,930
Payable to vendor on extended terms, non-interest bearing, accreted at 6.0%	—	183

Total long-term debt	320,749	320,554
Less current maturities	(2,409)	(2,864)

Long-term portion	$318,340	$317,690

As of March 31, 2006, the Senior Second Secured Notes (the “Senior Notes”) have a principal amount of $165,000 and mature in June 2008. The Senior Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes was $168,094 as of March 31, 2006. The Senior Notes are secured by substantially all assets of the Company.
As of March 31, 2006, the Senior Subordinated Notes (the “Subordinated Notes”) have a principal amount of $154,729 and mature in June 2009. The Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Subordinated Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes was $129,199 as of March 31, 2006.
(4) Stock Option Plans
The Company’s 2000 Stock Option Plan of Dayton Superior Corporation (the “Stock Option Plan”) permits the grant of stock options to purchase common shares. The Stock Option Plan permits the grant of stock options to purchase 769,254 common shares. Options that are cancelled may be reissued. As of March 31, 2006, options to purchase 354,026 common shares were available to be granted. The terms of the option grants are ten years from the date of grant.
Generally, between 10% and 25% of the options have a fixed vesting period of fewer than three years. The remaining options are eligible to become exercisable in installments over one to five years from the date of grant based on the Company’s performance, but, in any case, become exercisable no later than nine years after the grant date.

These options may be subject to accelerated vesting upon certain change in control events based on Odyssey Investment Partners, LLC’s return on investment. Under the Stock Option Plan, the option exercise price equals the stock’s market price on date of grant.
A summary of the status of the Company’s stock option plans at March 31, 2006, as well as changes during the fiscal quarter then ended is presented in the table below:

				Weighted
	Total Number	Weighted	Unvested	Average
	of	Average Exercise	Number of	Grant-Date
	Shares	Price Per Share	Shares	Fair Value
Outstanding at December 31, 2005	402,063	$ 25.92	310,018	$6.66
Expired	(1,000)	27.00	—	—
Forfeited	(33,063)	27.48	(33,063)	7.65
Outstanding at March 31, 2006	368,000	$ 25.77	276,955	$6.54
As of March 31, 2006, the Company had vested options for 91,045 shares at a weighted average exercise price of $24.27 per share, $0 intrinsic value, and a weighted average remaining term of 4.8 years.
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
The following are the components of Net Periodic Benefit Cost for the three months ended March 31, 2006 and April 1, 2005:

			Symons	Symons
	Pension	Pension	Postretirement	Postretirement
	Benefits 2006	Benefits 2005	Benefits 2006	Benefits 2005
Service cost	$175	$173	$—	$—
Interest cost	188	163	7	7
Expected return on plan assets	(207)	(185)	—	—
Amortization of prior service cost	3	4	6	6
Amortization of net loss	33	23	(3)	(3)

Net periodic benefit cost	$192	$178	$10	$10

As of March 31, 2006, $221 of contributions have been made. The Company presently anticipates contributing an additional $824 to fund its pension plan obligations in 2006 for a total of $1,045.
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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended March 31, 2006 and April 1, 2005 follows.

	Three Fiscal Months Ended
	March 31, 2006	April 1, 2005
Product sales	$83,224	$71,089
Rental revenue	13,263	10,130
Used rental equipment sales	4,844	4,563

Net sales	101,331	85,782

Product cost of sales	65,482	55,149
Rental cost of sales	7,939	8,501
Used rental equipment cost of sales	1,417	1,223

Cost of sales	74,838	64,873

Product gross profit	17,742	15,940
Rental gross profit	5,324	1,629
Used rental equipment gross profit	3,427	3,340

Gross profit	$26,493	$20,909

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,152	$1,691
Rental Revenue (rental equipment)	4,089	5,146
Corporate	303	472

Total depreciation	$5,544	$7,309

(7) Facility Closing and Severance Expenses
During 2004, the Company continued to execute its plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the three months ended March 31, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2005	$—	$120	$—	$—	$120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	—	45	—	—	45
Facility closing and severance expenses	—	45	—	22	67
Items charged against reserve	—	(62)	—	(22)	(84)

Balance, March 31, 2006	$—	$28	$—	$—	$28

During 2005, the Company continued to execute its plan to exit additional distribution facilities and to reduce overall headcount by approximately 50 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the three months ended March 31, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	417	—	438	—	855
Facility closing and severance expenses	—	45	17	4	66
Items charged against reserve	(238)	(45)	(254)	(4)	(541)

Balance, March 31, 2006	$179	$—	$201	$—	$380

During 2006, the Company executed its plan to reduce overall headcount in order to realign its management structure. Activity for this plan for the three months ended March 31, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Facility closing and severance expenses	$118	$—	$—	$—	$118
Items charged against reserve	(17)	—	—	—	(17)

Balance, March 31, 2006	$101	$—	$—	$—	$101

The total expected future expense for commitments under these plans is approximately $100 and will be expensed in accordance with SFAS No. 146. The Company expects to pay the amount accrued as of March 31, 2006 by the end of 2006.
(8) Benefit for Income Taxes
The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to its domestic net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.

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
The Company reports its financial results to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percentage of sales.
•	Product sales consist of:
•	Concrete accessories, which are used for connecting forms for poured-in-place concrete walls, anchoring or bracing for walls and floors, supporting bridge framework and positioning steel reinforcing bars, and include products which remain in place at the convenience of the contractors.

•	Masonry products, which are placed between layers of brick and concrete blocks and covered with mortar to provide additional strength to walls.

•	Paving products, which are used in the construction and rehabilitation of concrete roads, highways and airport runways to extend the life of the pavement, and include products that remain in place at the convenience of the contractors. Welded dowel assemblies are a paving product used to transfer dynamic loads between two adjacent slabs of concrete roadway. Metal dowels are part of a dowel basket design that is imbedded in two adjacent slabs to transfer the weight of vehicles as they move over a road.

•	Chemicals, which include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring, placement, and stamping of concrete as well as curing compounds used in concrete road construction.
•	Rental equipment consists primarily of:
•	Forming Systems, which are reusable engineered modular forms, hold liquid concrete in place on concrete construction jobs while it hardens. Standard forming systems are made of steel and plywood and are used in the creation of concrete walls and columns. Specialty forming systems consist primarily of steel forms that are designed to meet architects’ specific needs for concrete placements. Both standard and specialty forming systems and related accessories are sold as used rental equipment and rented.

•	Shoring Systems, including aluminum beams and joists, are reusable post shores and shoring frames which are used to support deck and other raised forms while concrete is being poured.

Facility Closing and Severance Expenses
During 2004, we continued to execute our plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the three months ended March 31, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2005	$—	$120	$—	$—	$120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	—	45	—	—	45
Facility closing and severance expenses	—	45	—	22	67
Items charged against reserve	—	(62)	—	(22)	(84)

Balance, March 31, 2006	$—	$28	$—	$—	$28

During 2005, we continued to execute our plan to exit additional distribution facilities and to reduce overall headcount by approximately 50 in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the three months ended March 31, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	417	—	438	—	855
Facility closing and severance expenses	—	45	17	4	66
Items charged against reserve	(238)	(45)	(254)	(4)	(541)

Balance, March 31, 2006	$179	$—	$201	$—	$380

During 2006, we executed our plan to reduce overall headcount in order to realign our management structure. Activity for this plan for the three months ended March 31, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Facility closing and severance expenses	$118	$—	$—	$—	$118
Items charged against reserve	(17)	—	—	—	(17)

Balance, March 31, 2006	$101	$—	$—	$—	$101

The total expected future expense for commitments under these plans is approximately $100,000 and will be expensed in accordance with SFAS No. 146. We expect to pay the amounts accrued as of March 31, 2006 by the end of 2006.

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended
	March 31, 2006	April 1, 2005
Product sales	82.1%	82.9%
Rental revenue	13.1	11.8
Used rental equipment sales	4.8	5.3

Net sales	100.0	100.0

Product cost of sales	78.7	77.6
Rental cost of sales	59.9	83.9
Used rental equipment cost of sales	29.3	26.8

Cost of sales	73.9	75.6

Product gross profit	21.3	22.4
Rental gross profit	40.1	16.1
Used rental equipment gross profit	70.7	73.2

Gross profit	26.1	24.4

Selling, general and administrative expenses	23.3	26.8
Facility closing and severance expenses	0.2	0.3

(Gain) loss on disposals of property, plant, and equipment	(0.7)	0.1
Amortization of intangibles	0.2	0.2

Income (loss) from operations	3.1	(3.0)
Interest expense	12.0	14.2
Interest income	—	(0.1)
Other income	(0.1)	—

Loss before provision for income taxes	(8.8)	(17.1)
Provision for income taxes	0.2	—

Net loss	(9.0%)	(17.1%)

Comparison of Three Fiscal Months Ended March 31, 2006 and April 1, 2005
Net Sales
Net sales increased $15.5 million, or 18.1%, to $101.3 million in the first quarter of 2006 from $85.8 million in the first quarter of 2005. The following table summarizes our net sales by product type:

	Three fiscal months ended
	March 31, 2006		April 1, 2005
		(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$83,224	82.1%	$71,089	82.9%	17.1%
Rental revenue	13,263	13.1	10,130	11.8	30.9
Used rental equipment sales	4,844	4.8	4,563	5.3	6.2

Net sales	$101,331	100.0%	$85,782	100.0%	18.1%

Product sales increased $12.1 million, or 17.1%, to $83.2 million in the first quarter of 2006 from $71.1 million in the first quarter of 2005. The increase in sales was due to higher unit volume from milder weather and improving markets.
Rental revenue increased $3.2 million, or 30.9%, to $13.3 million for the first quarter of 2006, compared to $10.1 million in the first quarter of 2005. The increase in rental revenue is due to an improving rental market and better positioning of the fleet.
Used rental equipment sales increased slightly to $4.8 million in the first quarter of 2006 from $4.6 million in the first quarter of 2005.
Gross Profit
Gross profit of $26.5 million in the first quarter of 2006 increased 26.7%, from $20.9 million in the first quarter of 2005.
Product sales contributed $17.7 million, or 21.3% of product sales, an increase from the $15.9 million, or 22.4% of product sales, in the first quarter of 2005. The $1.8 million increase was due to the higher product sales discussed above. The decline in percent of sales was due to higher freight costs from increased fuel costs.
Rental gross profit for the first quarter of 2006 was $5.3 million, as compared to $1.6 million in the first quarter of 2005. Depreciation on rental equipment for the first quarter of 2006 was $4.1 million, as compared to $5.1 million in the same period of 2005. The difference was primarily due to a change in the estimated useful lives of certain rental equipment from 3 years to 15 years, which reduced depreciation expense by $0.8 million. Rental gross profit before depreciation was $9.4 million in the quarter, or 71.0% of revenue, a 38.9% increase from the $6.8 million, or 66.9% of revenue reported in the first quarter of 2005. The increase in rental gross profit before depreciation resulted from increased rental revenue and as a percent of revenue, due to the leverage of certain fixed costs on higher revenue.
Gross profit on sales of used rental equipment for the first quarter of 2006 was $3.4 million, or 70.7% of sales, basically flat compared to $3.3 million, or 73.2% of sales, in the first quarter of 2005. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $23.6 million in the first quarter of 2006 from $23.0 million for the first quarter of 2005. The increase was due to increased distribution costs, consulting fees for profit improvement initiatives, retirement account costs, sales incentive costs, and healthcare costs, most of which were due to the higher revenues and gross profit discussed above. These increases exceeded the non-recurring severance cost related to the termination of a former executive recorded in the first quarter of 2005 by approximately $1 million.
The gain on disposals of property, plant, and equipment of $0.7 million relates to the amortization of the deferred gain on the sale-leaseback of Des Plaines facility that occurred in 2005.
Other Expenses
Interest expense was flat at $12.2 million for the first quarters of both 2006 and 2005.
Loss Before Income Taxes
Loss before income taxes in the first quarter of 2006 was $(9.0) million compared to $(14.7) million in the first quarter of 2005, due to the factors described above.
Benefit for Income Taxes

The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income. The provision for income taxes is a result of foreign earnings.
Net Loss
The net loss for the first quarter of 2006 was $(9.1) million, compared to $(14.7) million in the first quarter of 2005, due to the factors described above.
Liquidity and Capital Resources
Our key statistics for measuring liquidity and capital resources are net cash provided by operating activities, capital expenditures, and amounts available under our revolving credit facility.
Our capital requirements relate primarily to capital expenditures and debt service. Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity.
Net cash used in operating activities in the first three months of 2006 was $(20.0) million, compared to $(17.0) million in the first three months of 2005. This activity is comprised of the following:

	2006	2005
	(in millions)
Net loss	$(9.1)	$(14.7)
Non-cash adjustments	2.9	5.5

Net loss after non-cash adjustments	(6.2)	(9.2)
Changes in assets and liabilities	(13.8)	(7.8)

Net cash used in operating activities	$(20.0)	$(17.0)

Net loss after non-cash adjustments was $(6.2) million for the first three months of 2006, a $3.0 million improvement from the net loss after non-cash adjustments of $(9.2) million in the first three months of 2005. The improvement was due to the reduced net loss discussed above, partially offset by lower depreciation expense.
Changes in assets and liabilities resulted in a $(13.8) million use of cash in the first three months of 2006, as compared to $(7.8) million use of cash in the first three months of 2005. Changes in accounts receivable, prepaid expenses and other assets and accounts payable were unfavorable and were partially offset by a smaller use of cash in inventory. The increase in accounts receivable was a $(4.9) million use of cash in the first quarter of 2006 compared to a $(1.5) million use of cash in the first quarter of 2005 due to the substantial increase in net sales in the first quarter of 2006. Prepaid expenses and other assets was a $(1.0) million use of cash in the first quarter of 2006 as compared to a $2.1 million source of cash in the first quarter of 2005 due to accelerated collections of notes receivable in 2005 that did not recur in 2006. Accounts payable was a $(3.0) use of cash in the first quarter of 2006 as compared to $(0.3) million in the first quarter of 2005 due to timing of payments. Inventory was a smaller use of cash in the first quarter of 2006, $(3.1) million as compared to the first quarter of 2005, $(6.1) million, due to continued focus on working capital.
Net cash used in investing activities was $2.7 million in the first three months of 2006, compared to $2.2 million in the first three months of 2005. Property, plant and equipment additions increased slightly to $1.7 million in the first three months of 2006 from $1.6 million in the first three months of 2005. Net additions to rental equipment increased to $1.0 million in the first three months of 2006 from $0.6 million in the first three months of 2005 due to strategic additions in certain rental product families and geographic regions to capitalize on strong rental markets.

We have a $95.0 million senior secured revolving credit facility, which has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. All $95.0 million was available at March 31, 2006, of which $72.2 million at a weighted average interest rate of 8.0% was outstanding. Letters of credit of $7.9 million were outstanding at March 31, 2006, resulting in available borrowings of $14.9 million under this revolving credit facility. The credit facility is secured by substantially all assets of the Company.
As of March 31, 2006, our other long-term debt consisted of the following:

March 31, 2006
Senior Subordinated Notes, interest rate of 13.0%	$154,729
Debt discount on Senior Subordinated Notes	(5,777)
Senior Second Secured Notes, interest rate of 10.75%	165,000
Debt discount on Senior Second Secured Notes	(4,346)
Senior unsecured notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,771
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068
Capital lease obligations	2,304

Total long-term debt	320,749
Less current maturities	(2,409)

Long-term portion	$318,340

Our long-term debt repayments for the quarter ended March 31, 2006, were $0.8 million.
At March 31, 2006, working capital was $4.0 million, compared to $63.6 million at December 31, 2005. The $59.6 million decrease was comprised of the following:
•	$72.2 million of reclassification of the revolving credit facility to current liabilities, as the facility expires within a year, on January 30, 2007, offset by

•	$4.9 million increase in accounts receivable due to the seasonally higher net sales in March relative to December,

•	$3.1 million increase in inventories due to the anticipated seasonal higher sales in the second quarter,

•	$2.8 million decrease in accounts payable due to the timing of vendor payments,

•	$1.3 million decrease in other accrued liabilities due to the timing of non-income tax and customer incentive payments, and

•	$0.5 million of changes in other items.
We believe our liquidity, capital resources, and cash flows from operations are sufficient to fund the capital expenditures we have planned and our debt service requirements.
Our ability to make scheduled payments of principal or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated operating improvements, management believes that cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.
Commitments
There were no material changes to minimum future payments from December 31, 2005.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our cost of sales in 2005. In 2005 and the first quarter of 2006, steel costs were less volatile than in 2004. We expect steel costs to increase moderately through the second and third quarters of 2006 and to soften in the fourth quarter of 2006. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
Stock Collateral Valuation — Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of March 31, 2006, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral upon the book value, par value and estimated market value of the capital as of March 31, 2006. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the par value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. was $11.2 million as of March 31, 2006. Based upon the foregoing, as of March 31, 2006, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior

Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended March 31, 2006, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above, is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.
Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the twelve fiscal months ended March 31, 2006, together with a reconciliation to the net income:

Dayton
Superior
Canada Ltd.
Net Income	$1,279
Provision for Income Taxes	689

Income from Operations	1,968
Depreciation Expense	75

Adjusted valuation EBITDA	2,043
Multiple	5.5

Estimated Fair Value	$11,237

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
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in the capital stock being excluded from collateral (or becoming part of the collateral if it was previously excluded). The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of March 31, 2006 and the adjusted EBITDA for the twelve months ended March 31, 2006 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in Applicable	Change in Adjusted
Subsidiary	Value	Valuation EBITDA
Dayton Superior Canada Ltd.	$21,763	$3,957
Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, insurance reserves, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. Effective January 1, 2006, the Company adopted SFAS No. 123 R and began recording compensation expense for its stock option plan. There have been no other material changes in our policies or estimates since December 31, 2005.
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
Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclicality of the construction industry; the Company’s substantial leverage; net losses; price increases and availability of raw materials; weather-related risks; chemical products competition; potential exposure to environmental liabilities; consolidation of our customers; increased dependence on foreign operations; product mix profit margins; risks associated with acquisitions; competition; control by Odyssey Investment Partners LLC; risks associated with our workforce; dependence on key personnel; and restrictive covenants. This list is not intended to be exhaustive, and additional information can be found under ”Risks Related to Our Business” in Part I of our most recent Annual Report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2006, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:
•	$95.0 million revolving credit facility, $72.2 million of which was outstanding at March 31, 2006;

•	$165.0 million of Senior Second Secured Notes with a net book value of $160.7 million;

•	$154.7 million of Senior Subordinated Notes with a net book value of $149.0 million;

•	$7.8 million of Notes payable to the seller of Safway;

•	$2.3 million in capital lease obligations;

•	$1.1 million in other fixed-rate, long-term debt.
Our $95.0 million senior secured revolving credit facility matures on January 30, 2007 and has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At March 31, 2006, all $95.0 million was available. We had outstanding letters of credit of $7.9 million, leaving available borrowings of $14.9 million under the revolving credit facility. The credit facility is secured by substantially all assets of the Company.
Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The senior second secured notes have an interest rate of 10.75%. The estimated fair value of the notes is $168.1 million as of March 31, 2006. The senior second secured notes are secured by substantially all assets of the Company.
Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $129.2 million as of March 31, 2006.
As of March 31, 2006, the initial $12.0 million non-interest bearing note to the seller of Safway had a remaining balance of $9.0 million and is being accreted to the face value at 14.5% using the effective interest method. Annual payments of $1.0 million are due on September 30 of each year from 2006 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. Both the book value and fair value of the note at March 31, 2006 was $6.5 million. As of March 31, 2006, the initial $2.0 million non-interest bearing note payable to the seller of Safway has a remaining balance of $1.4 million and is being accreted to the face value at 6.0% using the effective interest method. Minimum payments on the note are $0.4 million for the balance of 2006, $0.6 million in 2007, and $0.4 million in 2008. Payments may be accelerated if certain revenue targets are met. Both the book value and the fair value of the note at March 31, 2006 was $1.3 million.
Our other long-term debt at March 31, 2006 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.2 million.
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
During the first quarter of 2006, we changed our internal controls over financial reporting in the following areas:
•	We modified our review and approval procedures related to contractual agreements relating to our accounting for equity transactions to ensure the proper accounting for redeemable shares in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.”

•	We modified our review and approval procedures related to existing long-term purchase agreements to ensure that such agreements are appropriately accounted in accordance with SFAS 13 “Accounting for Leases.”

•	We modified our procedures regarding the identification of unrecorded disposals of fixed assets to ensure that all disposals of property and equipment are recorded in accordance with FASB Concepts Statement No. 5 “Recognition and Measurement in Financial Statements of Business Enterprises.”
The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is required as of December 31, 2007. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design of and operation of our internal controls including further formalization of policies and procedures and improving segregation of duties. Although we believe that our efforts will enable us to provide the required management report on internal controls and our independent auditors to provide the required attestation as of fiscal year end 2007, we can give no assurance that these efforts will be successfully completed in a timely manner.
Part II. — Other Information
Item 5. Other Information
On May 11, 2006, the Compensation Committee of the Board of Directors of the Company approved a cash bonus of $75,000 to Edward J. Puisis, Executive Vice President and Chief Financial Officer, which was paid on May 12, 2006.
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION

DATE: May 15, 2006	BY:	/s/ Edward J. Puisis

Edward J. Puisis Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer

	32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer