Form 10-Q
period 2006-06-30
DAYTON SUPERIOR CORP
filed 2006-08-14
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2006	COMMISSION FILE NUMBER 1-11781
DAYTON SUPERIOR CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130 Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
5,040,042 Common Shares were outstanding as of August 14, 2006

Part I. — Financial Information
Item 1 — Financial Statements
Dayton Superior Corporation and Subsidiaries Condensed Consolidated Balance Sheets As of June 30, 2006 and December 31, 2005 (Amounts in thousands) (Unaudited)
Dayton Superior Corporation and Subsidiaries Consolidated Statements of Operations For The Three and Six Fiscal Months Ended June 30, 2006 and July 1, 2005 (Amounts in thousands) (Unaudited)
Dayton Superior Corporation and Subsidiaries Consolidated Statements of Cash Flows For The Six Fiscal Months Ended June 30, 2006 and July 1, 2005 (Amounts in thousands) (Unaudited)
Dayton Superior Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) For The Six months Ended June 30, 2006 and July 1, 2005 (Amounts in thousands) (Unaudited)
Dayton Superior Corporation and Subsidiaries Notes to Consolidated Financial Statements (Amounts in thousands, except share and per share amounts) (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II. — Other Information
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. — Financial Information
Item 1 — Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $5,412 and $5,435	75,388	62,326
Inventories	61,373	57,372
Prepaid expenses and other current assets	6,076	5,134
Prepaid income taxes	765	546

Total current assets	143,602	125,378

Rental equipment, net of accumulated depreciation of $62,910 and $56,591	68,139	68,400

Property, plant and equipment	101,315	96,491
Less accumulated depreciation	(62,051)	(58,327)

Net property, plant and equipment	39,264	38,164

Goodwill	43,643	43,643
Intangible assets, net of accumulated amortization	4,152	5,025
Other assets	1,182	910

Total assets	$299,982	$281,520

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$2,760	$2,864
Revolving credit facility	69,950	—
Current portion of deferred gain on sale-leaseback	2,997	3,530
Accounts payable	31,047	27,267
Accrued compensation and benefits	13,195	12,266
Accrued interest	6,712	6,589
Accrued freight	5,289	4,031
Other accrued liabilities	5,167	5,247

Total current liabilities	137,117	61,794
Revolving credit facility	—	48,700
Other long-term debt, net of current portion	319,709	317,690
Deferred income taxes	11,406	11,406
Deferred gain on sale-leaseback, net of current portion	3,870	5,199
Other long-term liabilities	6,483	8,068

Total liabilities	478,585	452,857

Class A common shares subject to put option, 693,724 and 233,617 shares, net of related loans to shareholders	—	—
Shareholders’ deficit:
Class A common shares; no par value; 6,000,000 shares authorized, 5,091,335 and 4,627,178 shares issued, 4,397,611 and 4,393,561 not subject to put option	115,771	115,703
Loans to shareholders	(2,121)	(2,098)
Class A treasury shares, at cost, 51,293 shares	(1,509)	(1,509)
Accumulated other comprehensive loss	(1,087)	(1,357)
Accumulated deficit	(289,657)	(282,076)

Total shareholders’ deficit	(178,603)	(171,337)

Total liabilities and shareholders’ deficit	$299,982	$281,520

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
For The Three and Six Fiscal Months Ended June 30, 2006 and July 1, 2005
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Product sales	$109,459	$101,997	$192,683	$173,086
Rental revenue	14,890	12,015	28,153	22,145
Used rental equipment sales	5,866	3,692	10,710	8,255

Net sales	130,215	117,704	231,546	203,486

Product cost of sales	80,921	77,863	146,403	133,012
Rental cost of sales	8,791	9,294	16,730	17,795
Used rental equipment cost of sales	1,775	1,695	3,192	2,918

Cost of sales	91,487	88,852	166,325	153,725

Product gross profit	28,538	24,134	46,280	40,074
Rental gross profit	6,099	2,721	11,423	4,350
Used rental equipment gross profit	4,091	1,997	7,518	5,337

Gross profit	38,728	28,852	65,221	49,761

Selling, general and administrative expenses	24,945	23,243	48,571	46,257
Facility closing and severance expenses	26	81	277	331
Gain on disposals of property, plant, and equipment	(667)	(1,147)	(1,336)	(1,086)
Amortization of intangibles	176	164	327	306

Income from operations	14,248	6,511	17,382	3,953

Other expense (income):
Interest expense	12,465	12,136	24,621	24,356
Interest income	(8)	(43)	(27)	(122)
Other expense	206	16	154	5

Income (loss) before provision for income taxes	1,585	(5,598)	(7,366)	(20,286)

Provision for income taxes	91	—	215	—

Net income (loss)	$1,494	$(5,598)	$(7,581)	$(20,286)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
For The Six Fiscal Months Ended June 30, 2006 and July 1, 2005
(Amounts in thousands)
(Unaudited)

	Six Fiscal Months Ended
	June 30, 2006	July 1, 2005
Cash Flows From Operating Activities:
Net loss	$(7,581)	$(20,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,887	14,990
Amortization of intangibles	327	306
Stock option expense	62	—
Deferred income taxes	—	(118)
Amortization of deferred financing costs and debt discount	2,799	2,678
Amortization of deferred gain on sale-leaseback transactions	(1,862)	(647)
Gain on sales of rental equipment	(7,517)	(5,337)
Gain on sales of property, plant and equipment	(13)	(573)
Changes in assets and liabilities:
Accounts receivable	(13,062)	(10,345)
Inventories	(4,001)	(4,963)
Prepaid expenses and other assets	(1,520)	3,760
Prepaid income taxes	(219)	(66)
Accounts payable	3,687	3,978
Accrued liabilities and other long-term liabilities	572	(609)

Net cash used in operating activities	(16,441)	(17,232)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(4,103)	(3,060)
Proceeds from sales of property, plant and equipment	21	987
Rental equipment additions	(10,531)	(12,845)
Proceeds from sales of rental equipment	10,710	8,255

Net cash used in investing activities	(3,903)	(6,663)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	77,950	74,175
Repayments of revolving credit facility	(56,700)	(65,500)
Repayments of other long-term debt	(1,159)	(757)
Proceeds from sale-leaseback transaction	—	11,636
Financing costs incurred	—	(3)
Change in loans to shareholders	(17)	25
Issuance of common shares subject to put option	—	13

Net cash provided by financing activities	20,074	19,589

Effect of Exchange Rate Changes on Cash	270	(198)

Net decrease in cash	—	(4,504)
Cash, beginning of period	—	4,504

Cash, end of period	$—	$—

Supplemental Disclosures:
Cash paid for income taxes	$284	$150
Cash paid for interest	21,699	20,918
Rental equipment acquired under capital lease	1,200	—
Property, plant and equipment and rental equipment additions in accounts payable	1,563	1,471
Reclassification of common shares due to repayment of shareholder loans through redemption of common shares	—	75
Reclassification of common shares due to expiration of put option	6	—
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For The Six months Ended June 30, 2006 and July 1, 2005
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net income (loss)	$1,494	$(5,598)	$(7,581)	$(20,286)
Other comprehensive income (loss):
Foreign currency translation adjustment	287	(86)	270	(198)

Comprehensive income (loss)	$1,781	$(5,684)	$(7,311)	$(20,484)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(1) Consolidated Financial Statements
The interim consolidated financial statements included herein have been prepared by Dayton Superior Corporation (“the Company”) and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2005. The interim results may not be indicative of future periods.
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
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Raw materials	$14,415	$13,248
Work in progress	2,848	2,813
Finished goods	44,110	41,311

Total Inventory	$61,373	$57,372

(c)	Rental Equipment — Rental equipment is purchased and manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line method. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. The impact of this change in estimate was to reduce rental cost of sales by $750 and $1,500 for the three and six months ended June 30, 2006.

(d)	Goodwill — The Company completed its assessment of the fair value of goodwill as of December 31, 2005. No adjustment to the estimated impairment loss recorded during the year ended December 31, 2005 was required to be recognized.

(e)	New Accounting Pronouncements — In June, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to comply with Interpretation No. 48 as of the first annual period that begins after December 15, 2006. The Company has not determined the impact that Interpretation No. 48 will have on its consolidated financial statements.
(3) Credit Arrangements
The Company has a $95,000 senior secured revolving credit facility, which has no financial covenants and matures in January 2007. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At June 30, 2006, the entire $95,000 was available, of which $69,950 was outstanding at a weighted average interest rate of 8.0%. Outstanding letters of credit were $7,870 resulting in available borrowings of $17,180. The credit facility is secured by substantially all assets of the Company.
The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended		Six fiscal months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revolving Credit Facility:
Average borrowings	$74,560	$68,010	$66,963	$65,381
Peak borrowing	77,950	77,500	77,950	77,500
Weighted average interest rate	7.9%	6.0%	7.8%	5.8%
Following is a summary of the Company’s other long-term debt as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Senior Subordinated Notes, interest rate of 13.0%	$154,729	$154,729
Debt discount on Senior Subordinated Notes	(5,476)	(6,114)
Senior Second Secured Notes, interest rate of 10.75%	165,000	165,000
Debt discount on Senior Second Secured Notes	(4,003)	(4,776)
Senior unsecured notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,994	7,534
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068	1,068
Capital lease obligations	3,157	2,930
Payable to vendor on extended terms, non-interest bearing, accreted at 6.0%	—	183

Total long-term debt	322,469	320,554
Less current maturities	(2,760)	(2,864)

Long-term portion	$319,709	$317,690

As of June 30, 2006, the Senior Second Secured Notes (the “Senior Notes”) have a principal amount of $165,000 and mature in June 2008. The Senior Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes was $167,475 as of June 30, 2006. The Senior Notes are secured by substantially all assets of the Company.
As of June 30, 2006, the Senior Subordinated Notes (the “Subordinated Notes”) have a principal amount of $154,729 and mature in June 2009. The Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Subordinated Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes was $135,001 as of June 30, 2006.
(4) Stock-Based Compensation Plans
The Company’s 2000 Stock Option Plan of Dayton Superior Corporation (the “Stock Option Plan”) permits the grant of stock options to purchase 769,254 common shares. Options that are cancelled may be reissued. As of June 30, 2006, options to purchase 359,449 common shares were available to be granted. The terms of the option grants are ten years from the date of grant.
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
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-based employee compensation in their financial statements. The Company has adopted SFAS No. 123R effective January 1, 2006 using a modified prospective application and recorded compensation expense of $36 and $62 for the three and six months ended June 30, 2006. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of approximately 35%, was approximately $500 as of June 30, 2006, and is expected to be expensed over a weighted average period of 2.4 years. Previously, the Company measured compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,’’ the Company’s net loss would have been increased to the pro forma amounts as follows:

		For the three	For the six fiscal
		fiscal months ended	months ended
		July 1, 2005	July 1, 2005
Net loss	As Reported	$(5,598)	$(20,286)
	Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(72)	(144)

	Pro Forma	$(5,670)	$(20,430)

A summary of the status of the Company’s stock option plans at June 30, 2006, as well as changes during the six months then ended is presented in the table below:

		Weighted Average		Weighted Average
	Total Number of	Exercise Price Per	Unvested Number of	Grant-Date	Aggregate Intrinsic
	Shares	Share	Shares	Fair Value	Value
Outstanding at December 31, 2005	402,063	$25.92	310,018	$6.34	$—
Expired	(5,792)	26.61	—	—	—
Forfeited	(33,694)	27.47	(33,694)	4.71	—

Outstanding at June 30, 2006	362,577	$25.76	276,324	$6.54	$—

As of June 30, 2006, the Company had vested options for 86,253 shares at a weighted average exercise price of $24.14 per share, $0 intrinsic value, and a weighted average remaining term of 4.9 years.
On June 30, 2006, the Compensation Committee of the Board of Directors of the Company approved the issuance of 464,157 restricted Class A common shares of the Company to certain executives. The shares are subject to forfeiture by the executive under certain circumstances and also are subject to the Company’s Management Stockholders’ Agreement dated June 16, 2000, as amended. The restrictions lapse and the shares will vest upon certain events, such as a change in control or an initial public offering.
In accordance with SFAS 123R, the Company recorded no compensation expense for the three and six months ended June 30, 2006 for these restricted shares. The remaining expected future compensation expense for unvested restricted stock was approximately $700 as of June 30, 2006, and will be expensed when the restrictions lapse and the shares vest. There was no impact to the Company’s Statement of Cash Flows for the six months ended June 30, 2006 for these restricted shares.
A summary of the status of the Company’s outstanding restricted shares at June 30, 2006, as well as changes during the six months then ended is presented in the table below:

		Weighted Average		Weighted Average
	Total Number of	Exercise Price Per	Unvested Number of	Grant-Date
	Shares	Share	Shares	Fair Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	464,157	—	464,157	1.50

Outstanding at June 30, 2006	464,157	$—	464,157	$1.50

As of June 30, 2006, the restricted stock was unvested, had an intrinsic value of approximately $700, and had an indefinite remaining term. The per share grant-date fair value was the fair value of Class A common share on June 30, 2006.
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

The following are the components of Net Periodic Benefit Cost for the three and six months ended June 30, 2006 and July 1, 2005:

	Pension Benefits
	For the three	For the three	For the six	For the six
	fiscal months ended	fiscal months ended	fiscal months ended	fiscal months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Service cost	$176	$173	$351	$346
Interest cost	187	164	375	327
Expected return on plan assets	(207)	(184)	(414)	(369)
Amortization of prior service cost	3	3	7	7
Amortization of net loss	33	22	66	45

Net periodic benefit cost	$192	$178	$385	$356

	Symons Postretirement Benefits
	For the three	For the three	For the six	For the six
	fiscal months ended	fiscal months ended	fiscal months ended	fiscal months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Service cost	$—	$—	$—	$—
Interest cost	7	6	14	13
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	6	6	12	12
Amortization of net loss	(2)	(2)	(5)	(5)

Net periodic benefit cost	$11	$10	$21	$20

As of June 30, 2006, $468 of pension contributions have been made. The Company presently anticipates contributing an additional $577 to fund its pension plan obligations in 2006 for a total of $1,045.
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

Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended June 30, 2006 and July 1, 2005 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Product sales	$109,459	$101,997	$192,683	$173,086
Rental revenue	14,890	12,015	28,153	22,145
Used rental equipment sales	5,866	3,692	10,710	8,255

Net sales	130,215	117,704	231,546	203,486

Product cost of sales	80,921	77,863	146,403	133,012
Rental cost of sales	8,791	9,294	16,730	17,795
Used rental equipment cost of sales	1,775	1,695	3,192	2,918

Cost of sales	91,487	88,852	166,325	153,725

Product gross profit	28,538	24,134	46,280	40,074
Rental gross profit	6,099	2,721	11,423	4,350
Used rental equipment gross profit	4,091	1,997	7,518	5,337

Gross profit	$38,728	$28,852	$65,221	$49,761

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,393	$1,472	$2,545	$2,917
Rental Revenue (rental equipment)	4,604	5,515	8,693	10,661
Corporate	346	694	649	1,412

Total depreciation	$6,343	$7,681	$11,887	$14,990

(7) Facility Closing and Severance Expenses
The Company continued to execute its 2004 plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the six months ended June 30, 2006 was as follows:

	Involuntary	Lease		Other
	Termination	Termination	Relocation	Post-Closing
	Benefits	Costs	of Operations	Costs	Total
Balance, January 1, 2005	$—	$120	$—	$—	$120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	—	45	—	—	45
Facility closing and severance expenses	—	67	—	28	95
Items charged against reserve	—	(100)	—	(28)	(128)

Balance, June 30, 2006	$—	$12	$—	$—	$12

The Company continued to execute its 2005 plan to exit additional distribution facilities and to reduce overall headcount by approximately 50 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the six months ended June 30, 2006 was as follows:

	Involuntary	Lease		Other
	Termination	Termination	Relocation	Post-Closing
	Benefits	Costs	of Operations	Costs	Total

Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	417	—	438	—	855
Facility closing and severance expenses	—	102	(203)	36	(65)
Items charged against reserve	(335)	(102)	(235)	(36)	(708)

Balance, June 30, 2006	$82	$—	$—	$—	$82

During 2006, the Company initiated a new plan to reduce overall headcount in order to realign its management structure. Activity for this plan for the six months ended June 30, 2006 was as follows:

	Involuntary	Lease		Other
	Termination	Termination	Relocation	Post-Closing
	Benefits	Costs	of Operations	Costs	Total

Facility closing and severance expenses	$247	$—	$—	$—	$247
Items charged against reserve	(206)	—	—	—	(206)

Balance, June 30, 2006	$41	$—	$—	$—	$41

The total expected future expense for commitments under these plans is approximately $100 and will be expensed in accordance with SFAS No. 146. The Company expects to pay the amount accrued as of June 30, 2006 by the end of 2006.
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

Facility Closing and Severance Expenses
We continued to execute our 2004 plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the six months ended June 30, 2006 was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
		(Amounts in thousands)
Balance, January 1, 2005	$—	$120	$—	$—	$120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	—	45	—	—	45
Facility closing and severance expenses	—	67	—	28	95
Items charged against reserve	—	(100)	—	(28)	(128)

Balance, June 30, 2006	$—	$12	$—	$—	$12

We continued to execute our 2005 plan to exit additional distribution facilities and to reduce overall headcount by approximately 50 in order to keep our cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the six months ended June 30, 2006 was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
		(Amounts in thousands)
Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	417	—	438	—	855
Facility closing and severance expenses	—	102	(203)	36	(65)
Items charged against reserve	(335)	(102)	(235)	(36)	(708)

Balance, June 30, 2006	$82	$—	$—	$—	$82

During 2006, we initiated a new plan to reduce overall headcount in order to realign our management structure. Activity for this plan for the six months ended June 30, 2006 was as follows:

	Involuntary
	Termination	Lease Termination	Relocation of	Other Post-Closing
	Benefits	Costs	Operations	Costs	Total
		(Amounts in thousands)
Facility closing and severance expenses	$247	$—	$—	$—	$247
Items charged against reserve	(206)	—	—	—	(206)

Balance, June 30, 2006	$41	$—	$—	$—	$41

The total expected future expense for commitments under these plans is approximately $100,000 and will be expensed in accordance with SFAS No. 146. We expect to pay the amounts accrued as of June 30, 2006 by the end of 2006.

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months Ended		Six fiscal months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Product sales	84.1%	86.7%	83.2%	85.1%
Rental revenue	11.4	10.2	12.2	10.9
Used rental equipment sales	4.5	3.1	4.6	4.0

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	73.9	76.3	76.0	76.8
Rental cost of sales	59.0	77.4	59.4	80.4
Used rental equipment cost of sales	30.3	45.9	29.8	35.3

Cost of sales	70.3	75.5	71.8	75.5

Product gross profit	26.1	23.7	24.0	23.2
Rental gross profit	41.0	22.6	40.6	19.6
Used rental equipment gross profit	69.7	54.1	70.2	64.7

Gross profit	29.7	24.5	28.2	24.5

Selling, general and administrative expenses	19.2	19.8	21.0	22.7
Facility closing and severance expenses	—	0.1	0.1	0.2
Gain on disposals of property, plant, and equipment	(0.5)	(1.0)	(0.6)	(0.5)
Amortization of intangibles	0.1	0.1	0.2	0.2

Income from operations	10.9	5.5	7.5	1.9
Interest expense	9.6	10.3	10.6	12.0
Interest income	—	—	—	(0.1)
Other expense	0.1	—	0.1	—

Income (loss) before provision for income taxes	1.2	(4.8)	(3.2)	(10.0)
Provision for income taxes	0.1	—	0.1	—

Net income (loss)	1.1%	(4.8)%	(3.3)%	(10.0)%

Comparison of Three Fiscal Months Ended June 30, 2006 and July 1, 2005
Net Sales
Net sales increased $12.5 million, or 10.6%, to $130.2 million in the second quarter of 2006 from $117.7 million in the second quarter of 2005. The following table summarizes our net sales by product type:

	Three fiscal months ended
	June 30, 2006		July 1, 2005
		(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$109,459	84.1%	$101,997	86.7%	7.3%
Rental revenue	14,890	11.4	12,015	10.2	23.9
Used rental equipment sales	5,866	4.5	3,692	3.1	58.9

Net sales	$130,215	100.0%	$117,704	100.0%	10.6%

Product sales increased $7.5 million, or 7.3%, to $109.5 million in the second quarter of 2006 from $102.0 million in the second quarter of 2005. The increase in sales was due to higher unit volume from improving non-residential building construction markets.
Rental revenue increased $2.9 million, or 23.9%, to $14.9 million for the second quarter of 2006, compared to $12.0 million in the second quarter of 2005. The increase in rental revenue is due to an improving rental market.
Used rental equipment sales increased to $5.9 million in the second quarter of 2006 from $3.7 million in the second quarter of 2005 due to higher customer demand. Used rental equipment sales may vary significantly from quarter to quarter.
Gross Profit
Gross profit of $38.7 million in the second quarter of 2006 increased 34.2%, from $28.9 million in the second quarter of 2005.
Product sales contributed $28.5 million, or 26.1% of product sales, an increase from the $24.1 million, or 23.7% of product sales, in the second quarter of 2005. The $4.4 million increase was due to the higher product sales discussed above. The improvement in percent of sales was due to manufacturing efficiencies, which were assisted by more outsourcing of products.
Rental gross profit for the second quarter of 2006 was $6.1 million, as compared to $2.7 million in the second quarter of 2005. Depreciation on rental equipment for the second quarter of 2006 was $4.6 million, as compared to $5.5 million in the same period of 2005. The difference was primarily due to a change in the estimated useful lives of certain rental equipment effective January 1, 2006, which reduced depreciation expense by $0.8 million. Rental gross profit before depreciation was $10.7 million in the quarter, or 71.9% of revenue, a 30.0% increase from the $8.2 million, or 68.5% of revenue reported in the second quarter of 2005. The increase in rental gross profit before depreciation resulted from increased rental revenue and as a percent of revenue, due to the leverage of certain fixed costs on higher revenue.
Gross profit on sales of used rental equipment for the second quarter of 2006 increased to $4.1 million, or 69.7% of sales from $2.0 million, or 54.1% of sales, in the second quarter of 2005. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $24.9 million in the second quarter of 2006 from $23.2 million for the second quarter of 2005. The increase was due to increased distribution costs, consulting fees for profit improvement initiatives, retirement account costs, sales incentive costs, and healthcare costs, most of which were due to the higher revenues and gross profit discussed above.
The gain on disposals of property, plant, and equipment of $0.7 million in the second quarter of 2006 relates to the amortization of the deferred gain on the sale-leaseback of the Des Plaines facility that occurred in 2005.
Other Expenses
The increase in other expenses is due to the increase in interest expense, to $12.5 million in the second quarters of 2006 from $12.1 million in the second quarter of 2005, due to higher interest rates on the revolving line of credit facility.
Income (Loss) Before Income Taxes
Income before income taxes in the second quarter of 2006 was $1.6 million compared to a loss before income taxes of $(5.6) million in the second quarter of 2005, due to the factors described above.

Provision for Income Taxes
The Company has recorded a non-cash valuation allowance to reduce its deferred tax assets, primarily related to net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income. The provision for income taxes is a result of foreign earnings.
Net Income (Loss)
Net income for the second quarter of 2006 was $1.5 million, compared to a net loss of $(5.6) million in the second quarter of 2005, due to the factors described above.
Comparison of Six Fiscal Months Ended June 30, 2006 and July 1, 2005
Net Sales
Net sales increased $28.1 million, or 13.8%, to $231.5 million in the first six months of 2006 from $203.4 million in the first six months of 2005. The following table summarizes our net sales by product type:

	Six fiscal months ended
	June 30, 2006		July 1, 2005
		(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$192,683	83.2%	$173,086	85.1%	11.3%
Rental revenue	28,153	12.2	22,145	10.9	27.1
Used rental equipment sales	10,710	4.6	8,255	4.0	29.7

Net sales	$231,546	100.0%	$203,486	100.0%	13.8%

Product sales increased $19.6 million, or 11.3%, to $192.7 million in the first six months of 2006 from $173.1 million in the first six months of 2005. The increase in sales was due to higher unit volume from milder weather and improving non-residential construction markets.
Rental revenue increased $6.0 million, or 27.1%, to $28.2 million for the first six months of 2006, compared to $22.1 million in the first six months of 2005. The increase in rental revenue is due to an improving rental market.
Used rental equipment sales increased to $10.7 million in the first six months of 2006 from $8.3 million in the first six months of 2005 due to higher customer demand. Used rental equipment sales may vary significantly from quarter to quarter.
Gross Profit
Gross profit of $65.2 million in the first six months of 2006 increased 31.1%, from $49.8 million in the first six months of 2005.
Product sales contributed $46.3 million or 24.0% of product sales, an increase from the $40.1 million, or 23.2% of product sales, in the first six months of 2005. The $6.2 million increase was due to the higher product sales discussed above. The improvement in percent of sales was due to manufacturing efficiencies, which were assisted by more outsourcing of products.
Rental gross profit for the first six months of 2006 was $11.4 million, as compared to $4.4 million in the first six months of 2005. Depreciation on rental equipment for the first six months of 2006 was $8.7 million, as compared to $10.7 million in the same period of 2005. The difference was primarily due to a change in the estimated useful lives of certain rental equipment January 1, 2006, which reduced depreciation expense by $1.5 million. Rental gross profit before depreciation was $20.1 million in the first six months of 2006, or 71.5% of rental revenue, a 34.0% increase from the $15.0 million, or 67.8% of rental revenue reported in the first six months of 2005. The increase in rental gross profit before depreciation resulted from increased rental revenue and as a percent of revenue, due to the leverage of certain fixed costs on higher rental revenue.
Gross profit on sales of used rental equipment for the first six months of 2006 was $7.5 million, or 70.2% of sales, an increase from $5.3 million, or 64.7% of sales, in the first six months of 2005. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $48.6 million in the first six months of 2006 from $46.3 million for the first six months of 2005. The increase was due to increased distribution costs, consulting fees for profit improvement initiatives, retirement account costs, sales incentive costs, and healthcare costs, most of which were due to the higher revenues and gross profit discussed above. These increases exceeded the non-recurring severance cost related to the termination of a former executive recorded in the first six months of 2005 of approximately $1 million.
The gain on disposals of property, plant, and equipment of $1.3 million relates to the amortization of the deferred gain on the sale-leaseback of the Des Plaines facility that occurred in 2005.
Other Expenses
The increase in other expenses is due to the slight increase in interest expense, to $24.6 million for the first six months of 2006 from $24.4 million in the first six months of 2005, due to higher interest rates on the revolving credit facility.
Loss Before Income Taxes
Loss before income taxes in the first six months of 2006 was $(7.4) million compared to $(20.3) million in the first six months of 2005, due to the factors described above.
Provision for Income Taxes
The Company has recorded a non-cash valuation allowance to reduce its deferred tax assets, primarily related to net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income. The provision for income taxes is a result of foreign earnings.
Net Loss
The net loss for the first six months of 2006 was $(7.6) million, compared to $(20.3) million in the first six months of 2005, due to the factors described above.
Liquidity and Capital Resources
Our key statistic for measuring liquidity and capital resources is the amount available under our revolving credit facility, which was $17.2 million as of June 30, 2006.
Our capital requirements relate primarily to capital expenditures and debt service. Historically, our primary annual sources of financing have been borrowings under our revolving credit facility, cash flows from operating activities, and the issuance of other long-term debt and equity.
Net cash used in operating activities in the first six months of 2006 was $(16.4) million, compared to $(17.2) million in the first six months of 2005. This activity is comprised of the following:

	2006	2005
	(in millions)
Net loss	$(7.6)	$(20.3)
Adjustments to reconcile net loss to net cash used in operating activities	5.7	11.3

Net loss after non-cash adjustments	(1.9)	(9.0)
Changes in assets and liabilities	(14.6)	(8.2)

Net cash used in operating activities	$(16.5)	$(17.2)

Net loss after non-cash adjustments was $(1.9) million for the first six months of 2006, a $7.1 million improvement from the net loss after non-cash adjustments of $(9.0) million in the first six months of 2005. The improvement was due to the reduced net loss discussed above, partially offset by lower depreciation expense and higher gain on sales of rental equipment.
Changes in assets and liabilities resulted in a $(14.6) million use of cash in the first six months of 2006, as compared to $(8.2) million use of cash in the first six months of 2005. The increase in accounts receivable was a $(13.1) million use of cash in the first six months of 2006 compared to a $(10.3) million use of cash in the first six months of 2005 due to the substantial increase in net sales in the second quarter of 2006 as compared to the second quarter of 2005. Prepaid expenses and other assets represented a $(1.5) million use of cash in the first six months of 2006 as compared to a $3.8 million source of cash in the first six months of 2005 due to accelerated collections of notes receivable in 2005 that did not recur in 2006.
Net cash used in investing activities was $3.9 million in the first six months of 2006 compared to $6.7 million in the first six months of 2005. Property, plant and equipment additions increased to $4.1 million in the first six months of 2006 from $3.1 million in the first six months of 2005 due to increased investments in manufacturing and distribution facilities. Net additions to rental equipment were a $0.2 million source of cash in the first six months of 2006 as compared to a use of cash of $4.6 million in the first six months of 2005 due to the higher sales of used rental equipment and lower additions due to timing.
We have a $95.0 million senior secured revolving credit facility, which has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. All $95.0 million was available at June 30, 2006, of which $69.9 million at a weighted average interest rate of 8.0% was outstanding. Letters of credit of $7.9 million were outstanding at June 30, 2006, resulting in available borrowings of $17.2 million under the revolving credit facility. The credit facility is secured by substantially all assets of the Company.
As of June 30, 2006, our other long-term debt consisted of the following:

June 30, 2006

Senior Subordinated Notes, interest rate of 13.0%	$154,729
Debt discount on Senior Subordinated Notes	(5,476)
Senior Second Secured Notes, interest rate of 10.75%	165,000
Debt discount on Senior Second Secured Notes	(4,003)
Senior unsecured notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	7,994
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,068
Capital lease obligations	3,157

Total long-term debt	322,469
Less current maturities	(2,760)

Long-term portion	$319,709

Our long-term debt repayments for the six months ended June 30, 2006, were $1.2 million.

At June 30, 2006, working capital was $6.5 million, compared to $63.6 million at December 31, 2005. The $57.1 million decrease was comprised of the following:
•	$69.9 million of reclassification of the revolving credit facility to current liabilities, as the facility expires within a year, on January 30, 2007,

•	$3.8 million increase in accounts payable due to seasonally higher purchasing activity in June relative to December,

•	$2.2 million increase in accrued liabilities due to higher expenses needed to support the higher sales volumes, offset by

•	$13.1 million increase in accounts receivable due to the seasonally higher net sales in June relative to December,

•	$4.0 million increase in inventories due to the anticipated seasonal higher sales in the third quarter relative to the first quarter, and

•	$1.7 million of changes in other items.
We believe our liquidity, capital resources, and cash flows from operations are sufficient to fund the capital expenditures we have planned and our debt service requirements.
Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated operating improvements, management believes that cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.
Commitments
There were no material changes to minimum future payments from December 31, 2005.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our cost of sales in 2005. In 2005 and the first six months of 2006, steel costs were less volatile than in 2004. We expect steel costs to increase moderately through the third quarter of 2006 and to soften in the fourth quarter of 2006. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

Stock Collateral Valuation — Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of June 30, 2006, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral upon the book value, par value and estimated market value of the capital as of June 30, 2006. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the par value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. was $9.0 million as of June 30, 2006. Based upon the foregoing, as of June 30, 2006, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended June 30, 2006, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above, is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the twelve fiscal months ended June 30, 2006, together with a reconciliation to net income:

Dayton
Superior
Canada Ltd.
Net Income	$958
Provision for Income Taxes	621

Income from Operations	1,579
Depreciation Expense	61

Adjusted valuation EBITDA	1,640
Multiple	5.5

Estimated Fair Value	$9,020

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
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in the capital stock being excluded from collateral (or becoming part of the collateral if it was previously excluded). The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of June 30, 2006 and the adjusted EBITDA for the twelve months ended June 30, 2006 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in	Change in Adjusted
Subsidiary	Applicable Value	Valuation EBITDA
Dayton Superior Canada Ltd.	$23,980	$4,360
Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, insurance reserves, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. Effective January 1, 2006, the Company adopted SFAS No. 123R and began recording compensation expense for its stock option plan. There have been no other material changes in our policies or estimates since December 31, 2005.
In June, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to comply with Interpretation No. 48 as of the first annual period that begins after December 15, 2006. The Company has not determined the impact that Interpretation No. 48 will have on its consolidated financial statements.
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
Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us, and our management, as the result of a number of important factors. Representative examples of these factors include (without limitation) the cyclicality of the construction industry; the Company’s substantial leverage; net losses; price increases and availability of raw materials; market response to sales price increases; weather-related risks; competition, particularly in chemical products; potential exposure to environmental liabilities; consolidation of our customers; increased dependence on foreign operations; the mix of product sales, rental revenues, and sales of used rental equipment; control by Odyssey Investment Partners LLC; risks associated with our workforce; dependence on key personnel; and restrictive covenants. This list is not intended to be exhaustive, and additional information can be found under “Risks Related to Our Business” in Part I of our most recent Annual Report on Form 10-K. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including (without limitation) general industry and market conditions and growth rates, domestic economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support our future business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2006, we had financial instruments, which were sensitive to changes in interest rates. These financial instruments consist of:
•	$95.0 million revolving credit facility, $69.9 million of which was outstanding at June 30, 2006;

•	$165.0 million of Senior Second Secured Notes with a net book value of $161.0 million;

•	$154.7 million of Senior Subordinated Notes with a net book value of $149.3 million;

•	$8.0 million of Notes payable to the seller of Safway;

•	$3.2 million in capital lease obligations;

•	$1.1 million in other fixed-rate, long-term debt.
Our $95.0 million senior secured revolving credit facility matures on January 30, 2007 and has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At June 30, 2006, all $95.0 million was available. We had outstanding letters of credit of $7.9 million, leaving available borrowings of $17.2 million under the revolving credit facility. The credit facility is secured by substantially all assets of the Company.
Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The senior second secured notes have an interest rate of 10.75%. The estimated fair value of the notes is $167.5 million as of June 30, 2006. The senior second secured notes are secured by substantially all assets of the Company.
Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A Common Shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $135.0 million as of June 30, 2006.
As of June 30, 2006, the initial $12.0 million non-interest bearing note to the seller of Safway had a remaining balance of $9.0 million and is being accreted to the face value at 14.5% using the effective interest method. Annual payments of $1.0 million are due on September 30 of each year from 2006 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. The book value and fair value of the note at June 30, 2006 was $6.7 million and $6.8 million, respectively. As of June 30, 2006, the initial $2.0 million non-interest bearing note payable to the seller of Safway has a remaining balance of $1.4 million and is being accreted to the face value at 6.0% using the effective interest method. Minimum payments on the note are $0.4 million for the balance of 2006, $0.6 million in 2007, and $0.4 million in 2008. Payments may be accelerated if certain revenue targets are met. The book value and the fair value of the note at June 30, 2006 were $1.2 million and $1.3 million, respectively.
Our other long-term debt at June 30, 2006 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.2 million.
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
The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is required as of December 31, 2007. This effort includes documenting and evaluating the design of and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design of and operation of our internal controls including further formalization of policies and procedures and improving segregation of duties. Although we believe that our efforts will enable us to provide the required management report on internal controls and our independent auditors to provide the required attestation as of fiscal year end 2007, we can give no assurance that these efforts will be successfully completed in a timely manner.

Part II. — Other Information
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
DATE: August 14, 2006	BY:	/s/ Edward J. Puisis
Edward J. Puisis
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(10) Material Contracts

10.1	2006 Executive Incentive Plan [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2006]

10.2	Restricted Stock Agreement [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 7, 2006]

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

(32) Section 1350 Certifications

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer