Form 10-Q
period 2006-09-29
DAYTON SUPERIOR CORP
filed 2006-11-13
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 29, 2006	COMMISSION FILE NUMBER 1-11781
DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130
Dayton, Ohio	45459

(Address of principal	(Zip Code)
executive offices)
Registrant’s telephone number, including area code: 937-428-6360
NOT APPLICABLE
(Former name, former address, and former fiscal year,
if changed from last report)
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
5,040,042 Common Shares were outstanding as of November 10, 2006

Part I. – Financial Information
Item 1 – Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of September 29, 2006 and December 31, 2005
(Amounts in thousands)
(Unaudited)

	September 29,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$313	$—
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $6,013 and $5,435	81,498	62,326
Inventories	65,823	57,372
Prepaid expenses and other current assets	5,593	5,134
Prepaid income taxes	430	546

Total current assets	153,657	125,378

Rental equipment, net of accumulated depreciation of $65,198 and $56,591	65,820	68,400

Property, plant and equipment	102,597	96,491
Less accumulated depreciation	(61,753)	(58,327)

Net property, plant and equipment	40,844	38,164

Goodwill	43,643	43,643
Intangible assets, net of accumulated amortization	3,586	5,025
Other assets	880	910

Total assets	$308,430	$281,520

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,775	$2,864
Current portion of deferred gain on sale-leaseback	1,635	3,530
Accounts payable	27,617	27,267
Accrued compensation and benefits	14,115	12,266
Accrued interest	7,315	6,589
Accrued freight	5,347	4,031
Other accrued liabilities	5,885	5,247

Total current liabilities	65,689	61,794
Revolving credit facility	79,250	48,700
Other long-term debt, net of current portion	319,255	317,690
Deferred income taxes	11,406	11,406
Deferred gain on sale-leaseback, net of current portion	4,476	5,199
Other long-term liabilities	6,517	8,068

Total liabilities	486,593	452,857

Class A common shares subject to put 693,724 (464,157 unvested) and 233,617 shares, net of related loans to shareholders of $1,917 and $805	1,754	—

Shareholders’ deficit:
Class A common shares; no par value; 6,000,000 shares authorized, 5,091,335 and 4,627,178 shares issued, 4,397,611 and 4,393,561 not subject to put	113,030	115,248
Loans to shareholders	(345)	(1,643)
Class A treasury shares, at cost, 51,293 shares	(1,509)	(1,509)
Accumulated other comprehensive loss	(1,094)	(1,357)
Accumulated deficit	(289,999)	(282,076)

Total shareholders’ deficit	(179,917)	(171,337)

Total liabilities and shareholders’ deficit	$308,430	$281,520

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
For The Three and Nine Fiscal Months Ended September 29, 2006 and September 30, 2005
(Amounts in thousands, except per share data)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September	September	September	September
	29, 2006	30, 2005	29, 2006	30,2005
Product sales	$107,852	$96,557	$300,535	$269,643
Rental revenue	16,275	13,816	44,428	35,961
Used rental equipment sales	7,514	3,698	18,224	11,953

Net sales	131,641	114,071	363,187	317,557

Product cost of sales	80,589	75,018	226,992	208,030
Rental cost of sales	9,600	9,594	26,330	27,389
Used rental equipment cost of sales	2,243	1,270	5,435	4,188

Cost of sales	92,432	85,882	258,757	239,607

Product gross profit	27,263	21,539	73,543	61,613
Rental gross profit	6,675	4,222	18,098	8,572
Used rental equipment gross profit	5,271	2,428	12,789	7,765

Gross profit	39,209	28,189	104,430	77,950
Selling, general and administrative expenses	26,592	22,736	75,163	68,993
Facility closing and severance expenses	96	211	373	542
Gain on disposals of property, plant, and equipment	(439)	(543)	(1,775)	(1,629)
Amortization of intangibles	158	180	485	486

Income from operations	12,802	5,605	30,184	9,558

Other expense (income):
Interest expense	12,743	12,207	37,364	36,563
Interest income	203	(24)	176	(146)
Other expense (income)	(46)	79	108	84

Loss before provision for income taxes	(98)	(6,657)	(7,464)	(26,943)
Provision for income taxes	244	—	459	—

Net loss	$(342)	$(6,657)	$(7,923)	$(26,943)

Basic net loss per common share	$(0.07)	$(1.46)	$(1.73)	$(5.89)
Average number of common shares outstanding	4,576	4,572	4,576	4,576
Diluted net loss per common share	$(0.07)	$(1.46)	$(1.73)	$(5.89)
Average number of common shares and equivalents outstanding	4,576	4,572	4,576	4,576
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
For The Nine Fiscal Months Ended September 29, 2006 and September 30, 2005
(Amounts in thousands)
(Unaudited)

	Nine Fiscal Months Ended
	September 29,	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(7,923)	$(26,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,974	22,750
Amortization of intangibles	485	486
Stock option expense	653	—
Deferred income taxes	—	(448)
Amortization of deferred financing costs and debt discount	4,280	3,942
Amortization of deferred gain on sale-leaseback transactions	(2,618)	(1,483)
Gain on sales of rental equipment	(12,789)	(7,765)
(Gain) loss on sales of property, plant and equipment	32	(456)
Changes in assets and liabilities:
Accounts receivable	(19,172)	(5,157)
Inventories	(8,451)	(5,046)
Prepaid expenses and other assets	(867)	6,437
Prepaid income taxes	116	(62)
Accounts payable	257	(83)
Accrued liabilities and other long-term liabilities	2,978	1,456

Net cash used in operating activities	(24,045)	(12,372)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(7,282)	(4,187)
Proceeds from sales of property, plant and equipment	21	1,287
Rental equipment additions	(15,988)	(20,814)
Proceeds from sales of rental equipment	18,224	11,953

Net cash used in investing activities	(5,025)	(11,761)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	113,175	108,125
Repayments of revolving credit facility	(82,625)	(97,200)
Repayments of other long-term debt	(1,616)	(1,979)
Proceeds from sale-leaseback transaction	—	11,636
Financing costs incurred	—	(3)
Change in loans to shareholders	186	10
Issuance of common shares subject to put option	—	13

Net cash provided by financing activities	29,120	20,602

Effect of Exchange Rate Changes on Cash	263	379

Net increase (decrease) in cash	313	(3,152)
Cash, beginning of period	—	4,504

Cash, end of period	$313	$1,352

Supplemental Disclosures:
Cash paid for income taxes	$208	$435
Cash paid for interest	32,358	31,051
Rental equipment acquired under capital lease	1,200	—
Property, plant and equipment and rental equipment additions in accounts payable	1,630	1,471
Repayment of loans to shareholders through surrender of common shares	—	325
Reclassification of common shares due to repayment of shareholder loans through redemption of common shares	—	75
Reclassification of common shares due to change in redemption value of common shares subject to put, net of shareholder loans	1,754	—
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
For The Three and Nine months Ended September 29, 2006 and September 30, 2005
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net loss	$(342)	$(6,657)	$(7,923)	$(26,943)
Other comprehensive loss:
Foreign currency translation adjustment	(7)	577	263	379

Comprehensive loss	$(349)	$(6,080)	$(7,660)	$(26,564)

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
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of September 29, 2006 and December 31, 2005:

	September 29, 2006	December 31, 2005
Raw materials	$17,188	$13,248
Work in progress	2,566	2,813
Finished goods	46,069	41,311

Total Inventory	$65,823	$57,372

(c)	Rental Equipment — Rental equipment is purchased and manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line method. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. The families changed were acquired as part of an acquisition in 2003 and the Company used an estimated useful life of three years based primarily on the risk of realizable value and uncertain resale value of this equipment when sold as used rental equipment. Subsequent data shows demand for the equipment is strong and that resale values of the equipment are consistent with other rental families. The physical utilization of the rental equipment lasts approximately 15 years. The impact of this change in estimate reduced rental cost of sales by approximately $750 and $2,250 for the three and nine fiscal months ended September 29, 2006.
(d)	Goodwill – In the second quarter of 2006, the Company completed its quantification of the fair value of goodwill as of December 31, 2005. No adjustment to the estimated impairment loss recorded during the year ended December 31, 2005 was required to be recognized. No events have occurred that would indicate that the carrying value may exceed fair value. The Company will perform its annual assessment in the fourth quarter of 2006.

(e)	New Accounting Pronouncements – In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to comply with Interpretation No. 48 as of the first annual period that begins after December 15, 2006. The Company has not determined the impact that Interpretation No. 48 will have on its consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company will be required to comply with Statement No. 157 as of the first annual period that begins after November 15, 2007. The Company has not determined the impact that Statement No. 157 will have on its consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures as of the first annual period that ends after June 15, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position as of the first annual period that ends after December 15, 2008. The Company has not determined the impact that Statement No. 158 will have on its consolidated financial statements.

In September, 2006, the SEC issued Staff Accounting Bulletin 108 (SAB 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has not determined the impact that SAB 108 will have on its consolidated financial statements.

(3) Credit Arrangements
The Company has a $95,000 senior secured revolving credit facility, which has no financial covenants and originally matured in January 2007. During the third quarter of 2006, the facility’s maturity was extended to May 31, 2008. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10,000. At September 29, 2006, the entire $95,000 was available, of which $79,250 was outstanding at a weighted average interest rate of 8.3%. Outstanding letters of credit were $8,887 resulting in available borrowings of $6,863. The credit facility is secured by substantially all assets of the Company.
The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended		Nine fiscal months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Revolving Credit Facility:
Average borrowings	$76,140	$66,774	$70,033	$65,841
Peak borrowing	81,700	71,900	81,700	77,500
Weighted average interest rate	8.2%	6.4%	7.9%	6.0%
Following is a summary of the Company’s other long-term debt as of September 29, 2006 and December 31, 2005:

	September 29,	December 31,
	2006	2005
Senior Subordinated Notes, interest rate of 13.0%	$154,729	$154,729
Debt discount on Senior Subordinated Notes	(5,101)	(6,114)
Senior Second Secured Notes, interest rate of 10.75%	165,000	165,000
Debt discount on Senior Second Secured Notes	(3,604)	(4,776)
Senior unsecured notes payable to seller of Safway, non-interest bearing, accreted at 6.0% to 14.5%	8,068	7,534
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,063	1,068
Capital lease obligations	2,875	2,930
Payable to vendor on extended terms, non-interest bearing, accreted at 6.0%	—	183

Total long-term debt	323,030	320,554
Less current maturities	(3,775)	(2,864)

Long-term portion	$319,255	$317,690

As of September 29, 2006, the Senior Second Secured Notes (the “Senior Notes”) have a principal amount of $165,000 and mature in June 2008. The Senior Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes was $169,950 as of September 29, 2006. The Senior Notes are secured by substantially all assets of the Company.
As of September 29, 2006, the Senior Subordinated Notes (the “Subordinated Notes”) have a principal amount of $154,729 and mature in June 2009. The Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Subordinated Notes were issued with warrants that allow the holders to purchase 117,276 of the Company’s Common Shares for $0.01 per share. The estimated fair value of the notes was $145,445 as of September 29, 2006.

(4) Stock-Based Compensation Plans
The Company’s 2000 Stock Option Plan of Dayton Superior Corporation (the “Stock Option Plan”) permits the grant of stock options to purchase 769,254 common shares. Options that are cancelled may be reissued. As of September 29, 2006, options to purchase 325,203 common shares were available to be granted. The options granted in the nine fiscal months ended September 29, 2006, have a term of five years. The terms of the previous option grants are ten years from the date of grant.
The options granted in the nine fiscal months ended September 29, 2006, vested on the grant date. Between 10% and 25% of previously granted options have a fixed vesting period of fewer than three years, with the balance eligible to become exercisable in installments over one to five years from the date of grant based on the Company’s performance, but, in any case, become exercisable no later than nine years after the grant date.
These options may be subject to accelerated vesting upon certain change in control events based on Odyssey Investment Partners, LLC’s return on investment. The option exercise price equals or exceeds the stock’s market price on date of grant.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-based employee compensation in their financial statements. The Company has adopted SFAS No. 123R effective January 1, 2006 using a modified prospective application and recorded compensation expense of $591 and $653 for the three and nine months ended September 29, 2006. During the three fiscal months ended September 29, 2006, the Company changed its estimate of forfeitures from 35% to 4%. The remaining expected future compensation expense for unvested stock options was approximately $700 as of September 29, 2006, and is expected to be expensed over a weighted average period of 2.1 years. Previously, the Company measured compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ the Company’s net loss would have been increased to the pro forma amounts as follows:

		For the three fiscal	For the nine fiscal
		months ended	months ended
		September 30,	September 30,
		2005	2005
Net loss	As Reported	$(6,657)	$(26,943)
	Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(72)	(216)

	Pro Forma	$(6,729)	$(27,159)

A summary of the status of the Company’s stock option plans at September 29, 2006, as well as changes during the nine months then ended is presented in the table below:

		Weighted		Weighted
	Total Number	Average	Unvested	Average	Aggregate
	of	Exercise Price	Number of	Grant-Date	Intrinsic
	Shares	Per Share	Shares	Fair Value	Value
Outstanding at December 31, 2005	402,063	$25.92	310,018	$6.34	$—
Granted at a fair value of $13.77	37,054	27.00	—	—	—
Expired	(5,792)	26.61	—	—	—
Forfeited	(36,502)	27.46	(36,502)	4.82	—

Outstanding at September 29, 2006	396,823	$25.87	273,516	$6.55	$188

As of September 29, 2006, the Company had vested options for 123,307 shares at a weighted average exercise price of $25.00 per share, $151 intrinsic value, and a weighted average remaining term of 4.7 years.
The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following assumptions used for grants in the nine fiscal months ended September 29, 2006:

Risk-free interest rates	4.80%
Expected dividend yield	0.00%
Expected life	1 year
Expected volatility	158.75%
The expected life is based on the estimated future exercise patterns. The expected volatility is based on the continuously compounded rate of return of the Company’s annual independent appraisal of its stock price.
On June 30, 2006, the Compensation Committee of the Board of Directors of the Company approved the issuance of 464,157 restricted Class A common shares of the Company to certain executives. The shares are subject to forfeiture by the executive under certain circumstances and also are subject to the Company’s Management Stockholders’ Agreement dated June 16, 2000, as amended. The restrictions lapse and the shares will vest in four equal installments of 25% on December 31 of the year in which an initial public offering occurs and on December 31 of each of the next three years. The shares will also vest upon a change of control if the Company’s majority shareholder achieves a certain return on investment.
In accordance with SFAS 123R, the Company recorded no compensation expense for the three and nine months ended September 29, 2006 for these restricted shares. The remaining expected future compensation expense for unvested restricted stock was approximately $700 as of September 29, 2006, and will be expensed when the restrictions lapse and the shares vest. There was no impact to the Company’s statement of cash flows for the nine months ended September 29, 2006 for these restricted shares.
A summary of the status of the Company’s outstanding restricted shares at September 29, 2006, as well as changes during the nine months then ended is presented in the table below:

		Weighted		Weighted
	Total Number	Average	Unvested	Average
	of	Exercise Price	Number of	Grant-Date
	Shares	Per Share	Shares	Fair Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	464,157	—	464,157	1.50

Outstanding at September 29, 2006	464,157	$—	464,157	$1.50

As of September 29, 2006, the restricted stock was unvested, had an intrinsic value of $11,372, and had an indefinite remaining term. The per share grant-date fair value was the fair value of a Class A common share on June 30, 2006. The Securities and Exchange Commission (SEC) staff recently reviewed the Company's Registration Statement on Form S-1 filed on October 4, 2006 and issued a letter requesting information supporting the Company's valuation of the fair value of its common stock. The Company is in the process of responding to the SEC staff and, as a result, resolution of the issue is pending.
The redemption value per share is calculated for each shareholder, based on the actual redemption value if currently redeemable and an estimated redemption amount using the formula in the Management Shareholders’ Agreement for shares not currently redeemable. The following table reconciles the redemption value of common shares subject to put to the amounts reflected on the consolidated balance sheet as of September 29, 2006:

	Currently Redeemable			Not Redeemable	Total
Numbers of vested shares subject to put	21,818	39,261	2,000	166,488	229,567
Redemption value per share	$6.71	$10.19	$1.50	$18.75
Gross value of shares subject to put	146	400	3	3,122	$3,671
Loans to shareholders					(1,917)

Net value of shares subject to put					$1,754

The following table reconciles the redemption value of common shares subject to put to the amounts reflected on the consolidated balance sheet as of December 31, 2005

	Currently Redeemable		Not Redeemable	Total
Numbers of vested shares subject to put	21,818	39,261	172,538	233,617
Redemption value per share	$6.71	$10.19	$1.50
Gross value of shares subject to put	146	400	259	$805
Loans to shareholders				(2,107)

Net value of shares subject to put				$(1,302)

Since the net value of shares subject to put was negative, the Company reported the line item “common shares subject to put” as zero, and classified the remaining negative value as Loans to Shareholders, a reduction of Shareholders’ Deficit.
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
The following are the components of Net Periodic Benefit Cost for the three and nine months ended September 29, 2006 and September 30, 2005:

	Pension Benefits
	For the three	For the three	For the nine	For the nine
	fiscal months	fiscal months	fiscal months	fiscal months
	ended	ended	ended	ended
	September	September	September 29,	September 30
	29, 2006	30, 2005	2006	2005
Service cost	$175	$173	$526	$519
Interest cost	188	164	563	491
Expected return on plan assets	(207)	(186)	(621)	(555)
Amortization of prior service cost	3	4	10	11
Amortization of net loss	33	23	99	68

Net periodic benefit cost	$192	$178	$577	$534

	Symons Postretirement Benefits
	For the three	For the three	For the nine	For the nine
	fiscal months	fiscal months	fiscal months	fiscal months
	ended	ended	ended	ended
	September	September	September 29,	September 30,
	29, 2006	30, 2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	7	7	21	20
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	6	6	18	18
Amortization of net gain	(3)	(3)	(8)	(8)

Net periodic benefit cost	$10	$10	$31	$30

As of September 29, 2006, $798 of pension contributions have been made. The Company presently anticipates contributing an additional $247 to fund its pension plan obligations in 2006 for a total of $1,045.
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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended September 29, 2006 and September 30, 2005 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Product sales	$107,852	$96,557	$300,535	$269,643
Rental revenue	16,275	13,816	44,428	35,961
Used rental equipment sales	7,514	3,698	18,224	11,953

Net sales	131,641	114,071	363,187	317,557

Product cost of sales	80,589	75,018	226,992	208,030
Rental cost of sales	9,600	9,594	26,330	27,389
Used rental equipment cost of sales	2,243	1,270	5,435	4,188

Cost of sales	92,432	85,882	258,757	239,607

Product gross profit	27,263	21,539	73,543	61,613
Rental gross profit	6,675	4,222	18,098	8,572
Used rental equipment gross profit	5,271	2,428	12,789	7,765

Gross profit	$39,209	$28,189	$104,430	$77,950

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Depreciation Expense:
Product sales (property, plant, and equipment)	$1,239	$1,466	$3,784	$4,383
Rental revenue (rental equipment)	5,534	5,668	14,227	16,329
Corporate	314	626	963	2,038

Total depreciation	$7,087	$7,760	$18,974	$22,750

(7) Facility Closing and Severance Expenses
The Company continued to execute its 2004 plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the nine months ended September 29, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Balance, January 1, 2005	$—	$120	$—	$—	$120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	—	45	—	—	45
Facility closing and severance expenses	—	78	—	40	118
Items charged against reserve	—	(123)	—	(40)	(163)

Balance, September 29, 2006	$—	$—	$—	$—	$—

The Company continued to execute its 2005 plan to exit additional distribution facilities and to reduce overall headcount by approximately 50 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the nine months ended September 29, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	417	—	438	—	855
Facility closing and severance expenses	—	171	(203)	38	6
Items charged against reserve	(362)	(171)	(235)	(38)	(806)

Balance, September 29, 2006	$55	$—	$—	$—	$55

During 2006, the Company initiated a new plan to reduce overall headcount in order to realign its management structure. Activity for this plan for the nine months ended September 29, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
Facility closing and severance expenses	$249	$—	$—	$—	$249
Items charged against reserve	(246)	—	—	—	(246)

Balance, September 29, 2006	$3	$—	$—	$—	$3

The total expected future expense for commitments under these plans is approximately $100 and will be expensed in accordance with SFAS No. 146. The Company expects to pay the amount accrued as of September 29, 2006 by the end of 2006.
In November 2006, the Company initiated a plan to move a manufacturing operation. The move is expected to begin in 2007 and be completed in the first quarter of 2008, following the renovation of the new facility. The

Company estimates that during 2007 and 2008, it will incur expenses and expend cash in the range of approximately $2,000 to $4,000 in connection with the relocation.
(8) Provision for Income Taxes
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
(9) Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding, if dilutive, related to warrants and stock options. The 464,157 unvested shares are not included as common shares until they have vested. For the three fiscal months ended September 29, 2006 and September 30, 2005, warrants for 117,276 common shares and options for 396,823 and 582,976 common shares, respectively, were not included in the calculation of diluted loss per share as their effects would have been anti-dilutive. For the nine fiscal months ended September 29, 2006 and September 30, 2005, warrants for 117,276 common shares and options for 396,823 and 582,978 common shares, respectively, were not included in the calculation of diluted loss per share as their effects would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We believe we are the leading North American provided of specialized products consumed in non-residential, concrete construction, and we believe we are the largest concrete forming and shoring rental company serving the domestic, non-residential construction market. Demand for our products and rental fleet is driven primarily by the level of non-residential construction market. Demand for our products and rental fleet is driving primarily by the level of non-residential construction activity in the United States, which consists primarily of:
•	infrastructure projects, such as highways, bridges, airports, power plants and water management projects;

•	institutional projects, such as schools, stadiums, hospitals and government buildings; and

•	commercial projects, such as retail stores, offices, and recreational, distribution and manufacturing facilities.
Although certain of our products can be used in residential construction projects, we believe that less than 5% of our revenues are attributable to residential construction activity.
Facility Closing and Severance Expenses
We continued to execute its 2004 plan to exit additional distribution facilities and to reduce overall headcount by approximately 75 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the nine months ended September 29, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Balance, January 1, 2005	$—	$120	$—	$—	$120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	—	45	—	—	45
Facility closing and severance expenses	—	78	—	40	118
Items charged against reserve	—	(123)	—	(40)	(163)

Balance, September 29, 2006	$—	$—	$—	$—	$—

We continued to execute its 2005 plan to exit additional distribution facilities and to reduce overall headcount by approximately 50 in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2005 and the nine months ended September 29, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	417	—	438	—	855
Facility closing and severance expenses	—	171	(203)	38	6
Items charged against reserve	(362)	(171)	(235)	(38)	(806)

Balance, September 29, 2006	$55	$—	$—	$—	$55

During 2006, we initiated a new plan to reduce overall headcount in order to realign its management structure. Activity for this plan for the nine months ended September 29, 2006 was as follows:

	Involuntary	Lease	Relocation	Other Post-
	Termination	Termination	of	Closing
	Benefits	Costs	Operations	Costs	Total
	(Amounts in thousands)
Facility closing and severance expenses	$249	$—	$—	$—	$249
Items charged against reserve	(246)	—	—	—	(246)

Balance, September 29, 2006	$3	$—	$—	$—	$3

The total expected future expense for commitments under these plans is approximately $100,000 and will be expensed in accordance with SFAS No. 146. We expect to pay the amount accrued as of September 29, 2006 by the end of 2006.
In November 2006, we initiated a plan to move a manufacturing operation. The move is expected to begin in 2007 and be completed in the first quarter of 2008, following the renovation of the new facility. We estimate that during 2007 and 2008, it will incur expenses and expend cash in the range of approximately $2 million to $4 million in connection with the relocation.
Results of Operations
Our net sales are derived from product sales, equipment rentals and sales of used rental equipment. Product sales consist primarily of consumable items used in concrete construction applications and, to a lesser extent, reusable items such as forming and shoring systems. Rental revenues are derived from rentals of forming and shoring systems. Sales of used equipment consist of sales of forming and shoring systems previously used in our rental fleet.
Our expenses consist primarily of selling, general and administrative expenses and cost of sales. Cost of sales is comprised mostly of raw material costs, purchased finished goods, freight, manufacturing labor and overhead, and depreciation expense associated with our rental fleet and property, plant and equipment.

	Three fiscal months Ended		Nine fiscal months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Product sales	81.9%	84.7%	82.8%	84.9%
Rental revenue	12.4	12.1	12.2	11.3
Used rental equipment sales	5.7	3.2	5.0	3.8

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	74.7	77.7	75.5	77.2
Rental cost of sales	59.0	69.4	59.3	76.2
Used rental equipment cost of sales	29.9	34.3	29.8	35.0

Cost of sales	70.2	75.3	71.2	75.5

Product gross profit	25.3	22.3	24.5	22.8
Rental gross profit	41.0	30.6	40.7	23.8
Used rental equipment gross profit	70.1	65.7	70.2	66.0

Gross profit	29.8	24.7	28.8	24.5

Selling, general and administrative expenses	20.2	19.9	20.7	21.7
Facility closing and severance expenses	0.1	0.2	0.1	0.2
Gain on disposals of property, plant, and equipment	(0.4)	(0.5)	(0.5)	(0.5)
Amortization of intangibles	0.1	0.2	0.2	0.1

Income from operations	9.8	4.9	8.3	3.0
Interest expense	9.7	10.7	10.3	11.5
Interest income	0.2	—	0.1	—
Other expense	—	—	—	—

Income (loss) before provision for income taxes	(0.1)	(5.8)	(2.1)	(8.5)
Provision for income taxes	0.2	—	0.1	—

Net income (loss)	(0.3)%	(5.8)%	(2.2)%	(8.5)%

Comparison of Three Fiscal Months Ended September 29, 2006 and September 30, 2005
Net Sales
Net sales increased $17.6 million, or 15.4%, to $131.6 million in the third quarter of 2006 from $114.0 million in the third quarter of 2005. The following table summarizes our net sales by segment:

	Three fiscal months ended
	September 29, 2006		September 30, 2005
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$107,852	81.9%	$96,557	84.7%	11.7%
Rental revenue	16,275	12.4	13,816	12.1	17.8
Used rental equipment sales	7,514	5.7	3,698	3.2	103.2

Net sales	$131,641	100.0%	$114,071	100.0%	15.4%

Product sales increased $11.3 million, or 11.7%, to $107.9 million in the third quarter of 2006 from $96.6 million in the third quarter of 2005. The increase in sales was due to higher unit volume of $7.2 million as a result of the continued improvement in the non-residential building construction markets. The balance of the increase was due to increased sales prices.
Rental revenue increased $2.5 million, or 17.8%, to $16.3 million for the third quarter of 2006, compared to $13.8 million in the third quarter of 2005. The increase in rental revenue was due to increased customer demand as a result of the continued improvement in the non-residential construction markets.
Used rental equipment sales increased to $7.5 million in the third quarter of 2006 from $3.7 million in the third quarter of 2005 due to higher customer demand. In addition, $1.0 million of the increase related to the acquisition of one customer by another customer that occurred in the third quarter of 2006. Used rental equipment sales may vary significantly from quarter to quarter.
Gross Profit
Gross profit for the third quarter of 2006 increased 39.1% to $39.2 million, from $28.2 million in the third quarter of 2005.
Product gross profit increased $5.8 million to $27.3 million in the third quarter from $21.5 million in the third quarter of 2005. Similarly, product gross profit margins increased 300 basis points to 25.3% of product sales for the third quarter of 2006 compared to 22.3% in the prior year period. The $5.8 million increase in product gross profit was due to the higher product sales discussed above, which contributed $5.7 million of gross profit, manufacturing efficiencies of $1.2 million, better costs from more outsourcing of products of $0.6 million, shipping efficiencies of $0.3 million, partially offset by higher material costs of $2.0 million.
Rental gross profit for the third quarter of 2006 increased $2.5 million to $6.7 million, compared to $4.2 million in the third quarter of 2005. Depreciation on rental equipment for the third quarter of 2006 was $5.5 million, as compared to $5.7 million in the same period of 2005. A change in the estimated useful lives of certain rental equipment effective January 1, 2006, reduced depreciation expense on rental equipment by $0.8 million and was partially offset by higher depreciation expense from additions to rental equipment. Rental gross profit before depreciation was $12.2 million in the quarter, representing a 23.2% increase from the $9.9 million in the third quarter of 2005. Gross profit margins before depreciation on rental revenue improved to 75.0% in the third quarter of 2006 compared to 71.6% in the third quarter of 2005. The increase in rental gross profit before depreciation resulted from increased rental revenue while gross profit margins before depreciation reflect the benefit of our significant operating leverage higher rental revenue.
Used rental equipment gross profit for the third quarter of 2006 increased to $5.3 million from $2.4 million in the third quarter of 2005. This was due primarily to the increased revenues discussed previously. Gross profit margins were 70.1% of used rental equipment sales in the third quarter of 2006 compared to 65.7% in the third quarter of 2005. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $26.6 million in the third quarter of 2006 from $22.7 million in the third quarter of 2005. The increase was due to increased selling costs of $1.3 million, consulting fees for profit improvement initiatives of $1.0 million, distribution costs of $0.7 million, non-cash stock option expense of $0.6 million and healthcare and discretionary retirement costs of $0.3 million, most of which were due to the higher revenues and gross profit discussed above.
The gain on disposals of property, plant, and equipment of $0.4 million in the third quarter of 2006 relates to the amortization of the deferred gain on the sale-leaseback of the Des Plaines, Illinois facility that occurred in 2005.
Other Expenses
The increase in other expenses is due to the increase in interest expense, to $12.7 million in the third quarter of 2006 from $12.2 million in the third quarter of 2005, due to higher interest rates and higher average borrowings on the revolving line of credit facility.

Loss Before Income Taxes
Loss before income taxes in the third quarter of 2006 was $(0.1) million compared to $(6.7) million in the third quarter of 2005, due to the factors described above.
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
Net Loss
Net loss for the third quarter of 2006 was $(0.3) million, compared to $(6.7) million in the third quarter of 2005. The net loss for the third quarter of 2006 declined to 5.1% of the net loss in the third quarter of 2005. The improvement relates to the continued benefit of our operating strategy, combined with improved operating efficiencies and higher non-residential construction activity.
Comparison of Nine Fiscal Months Ended September 29, 2006 and September 30, 2005
Net Sales
Net sales increased $45.6 million, or 14.4%, to $363.2 million in the first nine months of 2006 from $317.6 million in the first nine months of 2005. The following table summarizes our net sales by product type:

	Nine fiscal months ended
	September 29, 2006		September 30, 2005
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$300,535	82.8%	$269,643	84.9%	11.5%
Rental revenue	44,428	12.2	35,961	11.3	23.5
Used rental equipment sales	18,224	5.0	11,953	3.8	52.5

Net sales	$363,187	100.0%	$317,557	100.0%	14.4%

Product sales increased $30.9 million, or 11.5%, to $300.5 million in the first nine months of 2006 from $269.6 million in the first nine months of 2005. The increase in sales was due to higher unit volume of $27.8 million as a result of the continued improvement in the non-residential construction markets and, to a lesser extent, milder weather in the first quarter of 2006 versus the first quarter of 2005. The balance of the increase was due to price increases.
Rental revenue increased $8.4 million, or 23.5%, to $44.4 million for the first nine months of 2006, compared to $36.0 million in the first nine months of 2005. The increase in rental revenue was due to increased customer demand as a result of the continued improvement in the non-residential construction markets.
Used rental equipment sales increased to $18.2 million in the first nine months of 2006 from $12.0 million in the first nine months of 2005 due to higher customer demand. In addition, $1.0 million of the increase related to the acquisition of one customer by another customer that occurred in the first nine months of 2006. Used rental equipment sales may vary significantly from quarter to quarter.

Gross Profit
Gross profit for the first nine months of 2006 increased 34.0% to $104.4 million from $78.0 million in the first nine months of 2005.
Product gross profit increased $11.9 million to $73.5 million during the first nine months of 2006, compared to $61.6 million in the first nine months of 2005. Similarly, product gross profit margins increased 170 basis points to 24.5% of product sales for the first nine months of 2006 compared to 22.8% in the prior year period. The $11.9 million increase in product gross profit was due to the higher product sales, which contributed $9.4 million of product gross profit, $4.3 million of better costs due to outsourcing, manufacturing efficiencies of $2.3 million, and $0.6 million of shipping efficiencies, partially offset by material cost increases of $4.7 million.
Rental gross profit for the first nine months of 2006 increased $9.5 million to $18.1 million, compared to $8.6 million in the first nine months of 2005. Depreciation on rental equipment for the first nine months of 2006 was $14.2 million, as compared to $16.3 million in the same period of 2005. The difference was primarily due to a change in the estimated useful lives of certain rental equipment effective January 1, 2006, which reduced depreciation expense on rental equipment by $2.3 million. Rental gross profit before depreciation was $32.3 million in the first nine months of 2006, representing a 29.8% increase from the $24.9 million reported in the first nine months of 2005. Gross profit margins before depreciation on rental revenue improved to 72.8% in the first nine months of 2006 compared to 69.2% in the first nine months of 2005. The increase in rental gross profit before depreciation resulted from increased rental revenue while gross profit margins before depreciation reflect the benefit of our significant operating leverage on higher rental revenue.
Used rental equipment gross profit for the first nine months of 2006 was $12.8 million, an increase from $7.8 million in the first nine months of 2005. The increase was due to the increase in used rental equipment sales discussed above. Gross profit margins were 70.2%of used rental equipment sales for the first nine months of 2006 compared to 66.0% in the prior year period. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $75.2 million in the first nine months of 2006 from $69.0 million for the first nine months of 2005. The increase was due to increased distribution costs of $2.1 million, consulting fees of $1.8 million for profit improvement initiatives, selling costs of $1.3 million, discretionary retirement account costs of $1.0 million, non-cash stock option expense of $0.7 million, and healthcare costs of $0.3 million, most of which were due to the higher revenues and gross profit discussed above. These increases exceeded the non-recurring severance cost related to the termination of a former executive recorded in the first nine months of 2005 of $1.0 million.
The gain on disposals of property, plant, and equipment of $1.8 million relates to the amortization of the deferred gain on the sale-leaseback of the Des Plaines, Illinois facility that occurred in 2005.
Other Expenses
The increase in other expenses is due to the slight increase in interest expense, to $37.4 million for the first nine months of 2006 from $36.6 million in the first nine months of 2005, due to higher interest rates on the revolving credit facility.
Loss Before Income Taxes
Loss before income taxes in the first nine months of 2006 declined to $(7.5) million compared to $(26.9) million in the first nine months of 2005, due to the factors described above.
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
Net Loss
The net loss for the first nine months of 2006 declined to $(7.9) million, compared to $(26.9) million in the first nine months of 2005, due to the factors described above. The net loss for the first nine months of 2006 declined to 29.4% of the net loss in the first nine months of 2005. This improvement relates to the continued benefit of our operating strategy, combined with improved operating efficiencies and higher non-residential construction activity.
Liquidity and Capital Resources
Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak borrowings are generally in the second or third quarter. Our key statistic for measuring liquidity and capital resources is the amount available under our revolving credit facility, which was $6.9 million as of September 29, 2006.
Our capital uses relate primarily to capital expenditures and debt service. Our capital expenditures consist primarily of additions to our rental equipment fleet and additions to our property, plant, and equipment (PP&E). PP&E consists of manufacturing and distribution equipment and management information systems. We finance these capital expenditures with borrowings under our revolving credit facility and with proceeds of sales of our used rental equipment. The following table sets forth a summary of these events for the periods indicated.

	Nine fiscal months ended
	September 29,	September 30,
	2006	2005
	(in thousands)
Rental equipment additions	$15,988	$20,814
PP&E additions	7,282	4,187
Proceeds from sales of used rental equipment	(18,224)	(11,953)
Proceeds from sales of PP&E	(21)	(1,287)

Net rental equipment and PP&E additions	$5,025	$11,761

     We believe we can manage the capital requirements of our rental fleet, and thus our cash flow, through the careful monitoring of our rental fleet additions. PP&E additions increased due to investments in manufacturing and distribution equipment and facilities. Rental equipment additions decreased due to timing.
     Net cash used in operating activities in the first nine months of 2006 was $(24.0) million, compared to $(12.4) million in the first nine months of 2005. This activity is comprised of the following:

	Nine fiscal months ended
	September 29,	September 30,
	2006	2005
	(in millions)
Net loss	$(7.9)	$(26.9)
Adjustments to reconcile net loss to net cash used in operating activities	9.0	17.0

Subtotal	1.1	(9.9)
Changes in assets and liabilities	(25.1)	(2.5)

Net cash used in operating activities	$(24.0)	$(12.4)

The subtotal of net loss and adjustments to reconcile net loss to net cash used in operating activities was $1.1 million for the first nine months of 2006, an $11.0 million improvement from $(9.9) million in the first nine months of 2005. The improvement was due to the reduced net loss discussed above, partially offset by lower depreciation expense and higher gain on sales of rental equipment.
Changes in assets and liabilities resulted in a $(25.1) million use of cash in the first nine months of 2006, as compared to $(2.5) million use of cash in the first nine months of 2005. The increase in accounts receivable was a $(19.2) million use of cash in the first nine months of 2006 compared to $(5.2) million in the first nine months of 2005 due to the substantial increase in net sales in the third quarter of 2006 as compared to the third quarter of 2005. The increase in inventories was an $(8.5) million use of cash in the first nine months of 2006 compared to $(5.2) million in the first nine months of 2005 due to a larger than normal purchase of raw material in advance of an October 2006 cost increase. Changes in prepaid expenses and other assets represented a $(0.9) million use of cash in the first nine months of 2006 as compared to a $6.4 million source of cash in the first nine months of 2005 due primarily to accelerated collections of notes receivable in 2005 that did not recur in 2006.
We have a $95.0 million senior secured revolving credit facility, which has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. All $95.0 million was available at September 29, 2006, of which $79.2 million at a weighted average interest rate of 8.3% was outstanding. Letters of credit of $8.9 million were outstanding at September 29, 2006, resulting in available borrowings of $6.9 million under the revolving credit facility. The credit facility is secured by substantially all assets of the Company.
As of September 29, 2006, our other long-term debt consisted of the following:

September 29,
2006
Senior Subordinated Notes, interest rate of 13.0%	$154,729
Debt discount on Senior Subordinated Notes	(5,101)
Senior Second Secured Notes, interest rate of 10.75%	165,000
Debt discount on Senior Second Secured Notes	(3,604)
Senior unsecured notes payable to former owner of business acquired, non-interest bearing, accreted at 6.0% to 14.5%	8,068
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,063
Capital lease obligations	2,875

Total long-term debt	323,030
Less current maturities	(3,775)

Long-term portion	$319,255

Our long-term debt repayments for the nine months ended September 29, 2006, were $1.6 million.
At September 29, 2006, working capital was $88.0 million, compared to $63.6 million at December 31, 2005. The $24.4 million increase was comprised of the following:
•	$19.2 million increase in accounts receivable due to the seasonally higher net sales in September relative to December,

•	$8.4 million increase in inventories due to a larger than normal raw material purchase in advance of an October cost increase and the anticipated seasonal higher sales in the fourth quarter relative to the first quarter,

•	$1.3 million of changes in other items, offset by

•	$4.5 million increase in accrued liabilities due to higher expenses needed to support the higher sales volumes.
We believe our liquidity, capital resources, and cash flows from operations are sufficient to fund the capital expenditures we have planned and our debt service requirements.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated operating improvements, management believes that cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, the Senior Subordinated Notes, and the Senior Second Secured Notes, on commercially reasonable terms or at all.
Commitments
During the nine fiscal months ended September 29, 2006, we extended the maturity of our revolving credit facility to May 31, 2008 from January 30, 2007. There were no other material changes to minimum future payments from December 31, 2005.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales, such that our peak borrowing under our revolving credit facility is generally in the second of third quarter.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our product cost of sales in 2005. In 2005 and the first nine months of 2006, steel costs were less volatile than in 2004. While the cost of certain types of steel are expected to increase, we expect overall steel costs to decrease slightly in the fourth quarter of 2006. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
Stock Collateral Valuation – Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities the (“Collateral Threshold.”) The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted, which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of September 29, 2006, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constitutes collateral upon the book value, par value and estimated market value of the capital as of September 29, 2006. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the par value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. was $10.0 million as of September 29, 2006. Based upon the foregoing, as of September 29, 2006, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or EBITDA, for the twelve months ended September 29, 2006, adjusted to add back facility closing and severance expenses, loss on sale of fixed assets and other expense, and multiplied this adjusted EBITDA by 5.5 times. We retain an independent appraisal firm for purposes of calculating the market value of our common stock on a going concern basis, as required under our Management Stockholders’ Agreement and in connection with determining equity-based compensation. The appraisal firm has informed us that a range of 5 to 6 times adjusted EBITDA is reasonable for determining the fair value of the capital stock of smaller, basic manufacturing companies. We determined that using a multiple of 5.5 times, which is the mid-point of the range described above, is a reasonable and appropriate means for determining fair value of our subsidiary’s capital stock.
Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the twelve fiscal months ended September 29, 2006, together with a reconciliation to net income:

Dayton
Superior
Canada Ltd.
Net Income	$1,114
Provision for Income Taxes	649

Income from Operations	1,763
Depreciation Expense	64

Adjusted valuation EBITDA	1,827
Multiple	5.5

Estimated Fair Value	$10,049

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
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in the capital stock being excluded from collateral (or becoming part of the collateral if it was previously excluded). The following table reflects the amounts by which the Applicable Value of Dayton Superior Canada Ltd. as of

September 29, 2006 and the adjusted EBITDA for the twelve months ended September 29, 2006 would have to increase in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral:

	Change in Applicable	Change in Adjusted
Subsidiary	Value	Valuation EBITDA
Dayton Superior Canada Ltd.	$22,951	$4,173
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
In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company will be required to comply with Statement No. 157 as of the first annual period that begins after November 15, 2007. The Company has not determined the impact that Statement No. 157 will have on its consolidated financial statements.
In September, 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures as of the first annual period that ends after June 15, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position as of the first annual period that ends after December 15, 2008. The Company has not determined the impact that Statement No. 158 will have on its consolidated financial statements.
In September, 2006, the SEC issued Staff Accounting Bulletin 108 (SAB 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has not determined the impact that SAB 108 will have on its consolidated financial statements.
Forward-Looking Statements
Certain statements made herein and future filings by us on Form S-1, Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by us and our management concerning anticipated future performance are forward-looking statements. This release includes forward-looking statements that are not statements of historical fact and may include a number of risks and uncertainties with respect to our financial condition, results of operations and business. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Prospectus Summary”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements can be identified by the use of terminology such as “subject to”, “believes”, “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects,” “may,” “should,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.
All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain, we may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include:
-	depressed or fluctuating market conditions for our products and services;

-	operating restrictions imposed by our existing debt;

-	increased raw material costs and operating expenses;

-	our ability to comply with environmental regulations and to absorb environmental investigation, remediation and compliance costs;

-	the loss of certain key customers;

-	the loss of key personnel;

-	exposure to the local business risks of our Mexican operations and foreign sourcing partners;

-	conflicts of interest with our major shareholder;

-	our ability to increase manufacturing efficiency, leverage our purchasing power and broaden our distribution network;

-	our ability to successfully identify, complete and integrate acquisitions;

-	our ability to develop new products;

-	the competitive nature of our industry in general, as well as our specific market areas;

-	changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of our business;

-	labor disturbances; and

-	the other factors described in this prospectus under “Risk Factors”.
Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You are cautioned not to place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 29, 2006, we had financial instruments that were sensitive to changes in interest rates. These financial instruments consist of:
•	$95.0 million revolving credit facility, $79.2 million of which was outstanding at September 29, 2006;

•	$165.0 million of Senior Second Secured Notes with a net book value of $160.4 million;

•	$154.7 million of Senior Subordinated Notes with a net book value of $149.6 million;

•	$8.1 million of Notes payable to the seller of Safway;

•	$2.9 million in capital lease obligations;

•	$1.1 million in other fixed-rate, long-term debt.
During the third quarter of 2006, our $95.0 million senior secured revolving credit facility was amended to extend the maturity from January 30, 2007 to May 31, 2008. The facility has no financial covenants. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $10.0 million. At September 29, 2006, all $95.0 million was available. We had outstanding letters of credit of $8.9 million, leaving available borrowings of $6.9 million under the revolving credit facility. The credit facility is secured by substantially all assets of the Company.
Our $165.0 million of senior second secured notes mature in June 2008. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The senior second secured notes have an interest rate of 10.75%. The estimated fair value of the notes is $170.0 million as of September 29, 2006. The senior second secured notes are secured by substantially all assets of the Company.
Our $154.7 million of senior subordinated notes mature in June 2009. The notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The notes were issued with warrants that allow the holder to purchase 117,276 of the Company’s Class A common shares for $0.01 per share. The senior subordinated notes have an interest rate of 13.0%. The estimated fair value of the notes is $145.4 million as of September 29, 2006.
As of September 29, 2006, the non-interest bearing note to the former owner of a business acquired had a remaining balance of $9.0 million and is being accreted to the face value at 14.5% using the effective interest method. Annual payments of $1.0 million are due on September 30 of each year from 2006 through 2008, with a final balloon payment of $6.0 million due on December 31, 2008. The payment due on September 30, 2006 was made on October 2, 2006, the next business day. The book value and estimated fair value of the note at September 29, 2006 was $7.0 million and $7.3 million, respectively. As of September 29, 2006, a second non-interest bearing note payable has a remaining balance of $1.2 million and is being accreted to the face value at 6.0% using the effective interest method. Minimum payments on the note are $0.2 million for the balance of 2006, $0.6 million in 2007, and $0.4 million in 2008. Payments may be accelerated if certain revenue targets are met. The book value and the fair value of the note at September 29, 2006 were both $1.1 million.
Our other long-term debt at September 29, 2006 consisted of $1.1 million of 9.1% junior subordinated debentures previously held by the Dayton Superior Capital Trust with an estimated fair value of $1.2 million.
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
Part II. – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 30, 2006, the Company awarded a total of 464,157 Common Shares for an aggregate award amount of $696,236 ($1.50 per share) to three of the Company’s executive officers pursuant to Restricted Stock Agreements in consideration for services rendered. Each award provides that the Common Shares are subject to forfeiture until certain vesting conditions are met. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act for transactions not involving a public offering.
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION

DATE: November 10, 2006	BY: /s/ Edward J. Puisis
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