Form 10-Q/A
period 2006-06-30
DAYTON SUPERIOR CORP
filed 2006-12-18
CIK 854709

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

DAYTON SUPERIOR CORPORATION FORM 10-Q/A
Amendment No. 1
INTRODUCTORY NOTE
On December 15, 2006, the Audit Committee of the Board of Directors approved management’s recommendation that certain disclosures in the footnotes to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006 be restated in response to comments from the Staff of the Securities and Exchange Commission relating to the fair value of the common stock at June 30, 2006. This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was originally filed with Securities and Exchange Commission on August 14, 2006 (“Original Report”), and amends and restates Part 1, Items 1 and 4. This Amendment is made to restate certain disclosures in the footnotes to the Company’s condensed consolidated financial statements. This filing corrects the valuation of the common stock at June 30, 2006, reflected in Note 4 to the condensed consolidated financial statements. This filing also amends related disclosures included in critical accounting policies in Note 2. In addition, pursuant to the rules of the SEC, exhibits 31.1, 31.2, 32.1 and 32.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
The correction noted above increased the expected future compensation expense related to the granting of restricted shares at June 30, 2006 to $5.9 million, from a previous value of $700,000. This increase in expected future compensation expense was due to the revised valuation of the common stock at June 30, 2006 to $12.67 per share from a previous value of $1.50 per share.
Except as described above, no other information in the Amendment has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report. In particular, no change has been made to the reported results of operations for the three or six months ended June 30, 2006 or to any of the other financial statements contained in the Original Report.

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
(2) Accounting Policies (Restated)
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
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Raw materials	$14,415	$13,248
Work in progress	2,848	2,813
Finished goods	44,110	41,311

Total Inventory	$61,373	$57,372

(c)	Rental Equipment — Rental equipment is purchased and manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line method. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. The impact of this change in estimate was to reduce rental cost of sales by $750 and $1,500 for the three and six months ended June 30, 2006.

(d)	Goodwill — The Company completed its assessment of the fair value of goodwill as of December 31, 2005. No adjustment to the estimated impairment loss recorded during the year ended December 31, 2005 was required to be recognized.

(e)	Common Stock Valuation – The Company is required to value its common stock for purposes of (i) calculating compensation expense in connection with the award of unvested shares and stock option grants and (ii) calculating the redemption value of the shares of its common stock that are subject to put under the Company’s Management Stockholders’ Agreement. The value of the Company’s common stock is determined by the Company after careful consideration of all available facts and circumstances.

On June 30, 2006, the Company awarded 464,157 unvested shares of stock to three of its executive officers. The Company valued these shares on June 30, 2006 at $12.67 per share using an implied adjusted EBITDA multiple of 9.82x, based on the best available information at that time.

Because the compensation expense reflected in the Company’s results of operations is based in part on management’s judgment as to the value of the Company’s common stock — which is necessarily subjective — subjective discretion impacts the Company’s reported results of operations. Similarly, the redemption value of shares subject to put reflected on its balance sheet is based on the judgment of an independent appraiser and, in the case of shares held by employees whose term of employment ends during the second half of any fiscal year, the Company’s own judgment as to fair market value. As a result, these accounting policies require management to make estimates and assumptions that impact the Company’s financial statements.

(f)	New Accounting Pronouncements — In June, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to comply with Interpretation No. 48 as of the first annual period that begins after December 15, 2006. The Company has not determined the impact that Interpretation No. 48 will have on its consolidated financial statements.
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
(4) Stock-Based Compensation Plans (Restated)
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
In accordance with SFAS 123R, the Company recorded no compensation expense for the three and six months ended June 30, 2006 for these restricted shares. The remaining expected future compensation expense for unvested restricted stock was approximately $5,900 (restated from $700 or $1.50 per share) as of June 30, 2006, and will be expensed when the restrictions lapse and the shares vest. There was no impact to the Company’s Statement of Cash Flows for the six months ended June 30, 2006 for these restricted shares.
A summary of the status of the Company’s outstanding restricted shares at June 30, 2006, as well as changes during the six months then ended is presented in the table below:

		Weighted Average		Weighted Average
	Total Number of	Exercise Price Per	Unvested Number of	Grant-Date
	Shares	Share	Shares	Fair Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	464,157	—	464,157	12.67

Outstanding at June 30, 2006	464,157	$—	464,157	$12.67

As of June 30, 2006, the restricted stock was unvested, had an intrinsic value of approximately $5,900, and had an indefinite remaining term. The per share grant-date fair value was the fair value of Class A common share on June 30, 2006.
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
On December 15, 2006, company management and the Audit Committee of the Board of Directors determined to restate certain disclosures in the footnotes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2006 and to amend the corresponding Quarterly Report on Form 10-Q. The restatement is further discussed in the “Introductory Note” in the forepart and Note 4 of this Form 10-Q/A.
In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(b) under the Exchange Act) as of the end of the quarter covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were effective at a reasonable assurance level.
In concluding that our disclosure controls and procedures were effective as of June 30, 2006, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. Specifically, while management concluded that the decision to restate its financial statements was due to the correction of an error in the valuation of common stock, the Company’s internal control system originally operated such that management’s original estimate of the valuation had a reasonable basis. Therefore, management believes that their original conclusion that disclosure controls and procedures and internal control over financial reporting were effective as of June 30, 2006 remains appropriate.
Changes in Internal Control Over Financial Reporting
There have been no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. — Other Information
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
DATE: December 15, 2006	BY:	/s/ Edward J. Puisis
Edward J. Puisis
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(10) Material Contracts

10.1	2006 Executive Incentive Plan [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2006]

10.2	Restricted Stock Agreement [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 7, 2006]

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

(32) Section 1350 Certifications

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer