Form 10-Q/A
period 2006-09-29
DAYTON SUPERIOR CORP
filed 2006-12-18
CIK 854709

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

DAYTON SUPERIOR CORPORATION FORM 10-Q/A
Amendment No. 1
INTRODUCTORY NOTE
On December 15, 2006, the Audit Committee of the Board of Directors approved management’s recommendation that certain disclosures in the footnotes to the Company’s condensed consolidated financial statements for the three and nine months ended September 29, 2006 be restated in response to comments from the Staff of the Securities and Exchange Commission relating to the fair value of the common stock at June 30, 2006. This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 29, 2006, which was originally filed with Securities and Exchange Commission on November 13, 2006 (“Original Report”), and amends and restates Part 1, Items 1 and 4 and Part II, Item 2. This Amendment is made to restate certain disclosures in the footnotes to the Company’s condensed consolidated financial statements. This filing corrects the valuation of the common stock at September 29, 2006, reflected in Note 4 to the condensed consolidated financial statements. This filing also amends related disclosures included in critical accounting policies in Note 2. In addition, pursuant to the rules of the SEC, exhibits 31.1, 31.2, 32.1 and 32.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
The correction noted above increased the expected future compensation expense related to the granting of restricted shares at June 30, 2006 to $5.9 million, from a previous value of $700,000. This increase in expected future compensation expense was due to the revised valuation of the common stock at June 30, 2006 to $12.67 per share from a previous value of $1.50 per share. This adjustment also effected Notes 2 and 4 to the previously issued condensed consolidated financial statements for the quarter ended June 30, 2006. The Company has filed a similar Amendment for that quarter.
Except as described above, no other information in the Amendment has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report. In particular, no change has been made to the reported results of operations for the three or nine months ended September 29, 2006 or to any of the other financial statements contained in the Original Report.

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

On September 29, 2006, the Company granted a former director and executive officer options to purchase 37,054 shares of its common stock at an exercise price of $27.00 per share.

As of September 29, 2006, based on its improving operating results, the increased likelihood of achieving sustainable profitability in the near term, continued improvements in the non-residential construction industry, the Company’s increasing confidence in its prospects for the full year 2006 and beyond and the increasing likelihood that an initial public offering of common stock would be consummated in the near term, the Company determined that $24.50 per share of its common stock was an appropriate valuation as of September 29, 2006 based on implied adjusted EBITDA multiple of 9.82x in light of all information available at that time. As a result, a compensation expense of $510,000 was recorded in the quarter ended September 29, 2006 as a result of the options granted to the Company’s former director and executive officer.

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

(f)	New Accounting Pronouncements – In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to comply with Interpretation No. 48 as of the first annual period that begins after December 15, 2006. The Company has not determined the impact that Interpretation No. 48 will have on its consolidated financial statements.

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
In accordance with SFAS 123R, the Company recorded no compensation expense for the three and nine months ended September 29, 2006 for these restricted shares. The remaining expected future compensation expense for unvested restricted stock was approximately $5,900 (restated from $700 or $1.50 per share) as of September 29, 2006, and will be expensed when the restrictions lapse and the shares vest. There was no impact to the Company’s statement of cash flows for the nine months ended September 29, 2006 for these restricted shares.
A summary of the status of the Company’s outstanding restricted shares at September 29, 2006, as well as changes during the nine months then ended is presented in the table below:

		Weighted		Weighted
	Total Number	Average	Unvested	Average
	of	Exercise Price	Number of	Grant-Date
	Shares	Per Share	Shares	Fair Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	464,157	—	464,157	12.67

Outstanding at September 29, 2006	464,157	$—	464,157	$12.67

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
On December 15, 2006, company management and the Audit Committee of the Board of Directors determined to restate certain disclosures in the footnotes to the Company’s condensed consolidated financial statements for the quarters ended September 29, 2006 and June 30, 2006 and to amend the corresponding Quarterly Reports on Form 10-Q. The restatement is further discussed in the “Introductory Note” in the forepart and Note 4 of this Form 10-Q/A.
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
In concluding that our disclosure controls and procedures were effective as of September 29, 2006, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. Specifically, while management concluded that the decision to restate its financial statements was due to the correction of an error in the valuation of common stock, the Company’s internal control system originally operated such that management’s original estimate of the valuation had a reasonable basis. Therefore, management believes that their original conclusion that disclosure controls and procedures and internal control over financial reporting were effective as of September 29, 2006 remains appropriate.
Changes in Internal Control Over Financial Reporting
There have been no other changes in the Company’s internal controls over financial reporting during the quarter ended September 29, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II. – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 30, 2006, the Company awarded a total of 464,157 Common Shares for an aggregate award amount of $5,880,869 ($12.67 per share) to three of the Company’s executive officers pursuant to Restricted Stock Agreements in consideration for services rendered. Each award provides that the Common Shares are subject to forfeiture until certain vesting conditions are met. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act for transactions not involving a public offering.
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