Form 10-K
period 2006-12-31
DAYTON SUPERIOR CORP
filed 2007-03-30
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11781

DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	31-0676346 (I.R.S. Employer Identification No.)

7777 Washington Village Dr.
Suite 130
Dayton, Ohio 45459
(Address of principal executive office)

Registrant’s telephone number, including area code:
(937) 428-6360

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share, registered on The Nasdaq Stock Market LLC

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

As of March 26, 2007, there were 19,037,902 shares of common stock outstanding. As of June 30, 2006, which was prior to the Registrant’s initial public offering of common stock, the aggregate market value of common stock held by non-affiliates was $2,077,013 based on the estimated fair value of the common stock.

DOCUMENT INCORPORATED BY REFERENCE

Dayton Superior Corporation’s proxy statement for its Annual Meeting of Stockholders to be held on May 24, 2007; definitive copies of the proxy statement will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the proxy statement as are specifically incorporated by reference into Part III of this Report shall be deemed filed as part of this Report.

In this Annual Report on Form 10-K, unless otherwise noted, the terms “Dayton Superior,” “we,” “us” and “our” refer to Dayton Superior Corporation, a Delaware corporation and successor (pursuant to a reincorporation merger effective December 15, 2006) to an Ohio corporation of the same name, and its subsidiary.

Part I

Item 1.	Business.

Available Information

We file annual, quarterly, current reports, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

General

We believe we are both the leading North American provider of specialized products consumed in non-residential, concrete construction and the largest concrete forming and shoring rental company serving the domestic, non-residential construction market. In many of our product lines, we believe we are the lowest-cost provider, competing primarily with smaller, regional suppliers that offer a more limited range of products and one other smaller national competitor. Our products can be found on construction sites nationwide and are used in non-residential construction projects, including:

•	infrastructure projects, such as highways, bridges, airports, power plants and water management projects;

•	institutional projects, such as schools, stadiums, hospitals and government buildings; and

•	commercial projects, such as retail stores, offices and recreational, distribution and manufacturing facilities.

We sell most of our 20,000 products under well-established brand names. Our products are used to help form, strengthen, move, stabilize, cure or color concrete. Our products are generally imbedded in, or applied to, concrete and consumed during the construction process, thereby providing us with a source of recurring revenue. Our products include metal and plastic bar supports, anchor bolts, snap ties, wall forming products, rebar splicing devices, load transfer units, precast and tilt-up construction lifting hardware and construction chemicals. In addition, we sell a complete line of new and used forming and shoring systems, which may be combined to create solutions for a wide variety of customer-specific applications. We also rent a complete line of forming and shoring systems, and believe our rental fleet is the largest and most diverse in North America.

We manufacture and source our products through a balanced combination of North American manufacturing facilities and strategic outsourcing relationships. We use our network of 49 distribution, manufacturing, sales and service centers to establish a strong local presence in each of the markets we serve, which also allows us to deliver our broad product offering, technical expertise and customer service in a timely and efficient manner to our customers. We serve over 4,000 customers, consisting primarily of regional dealers and a broad array of general contractors and sub-contractors. We believe our distribution, manufacturing and service network is the largest in our industry.

In 2006, we generated $479.3 million in net sales, approximately 81% of which were from product sales (including sales of new forming and shoring systems). Approximately 84% of our 2006 product sales (or approximately 68% of our total net sales) were generated through the sale of consumable products. This mix of consumable versus reusable products, which is typical for our business, represents a significant source of recurring revenue for our company.

Products

We offer more than 20,000 catalogued products, which we believe to be significantly more than our competitors who are mostly regional suppliers with limited product offerings. Most of our products are consumable, providing us with a source of recurring revenue. We continually attempt to increase the number of products we offer by using engineers and product development teams to introduce new products and refine existing products. Most of our products are sold under industry-recognized brand names including: Dayton/Richmond®, Aztec®, Symons®, BarLock®, Jahn®, Swift Lift®, Steel-Ply®, Dayton Superior®, Conspec®, Edoco®, Dur-O-Wal® and American Highway Technology®.

Product Sales Consist Of:

•	Wall-Forming Products. Wall-forming products include shaped metal ties and accessories used to hold concrete forms in place while the concrete is curing.

•	Bridge Deck Products. Bridge deck products are metal assemblies of varying designs used to support the formwork used by contractors in the construction and rehabilitation of bridges.

•	Bar Supports. Bar supports are non-structural steel, plastic, or cementitious supports used to position rebar within a horizontal slab or concrete form.

•	Splicing Products. Splicing products are used to join two pieces of rebar together at a construction site without the need for extensive preparation of the rebar ends.

•	Precast and Prestressed Concrete Construction Products. Precast and prestressed concrete construction products are metal assemblies of varying designs used or consumed in the manufacture of precast concrete panels and prestressed concrete beams and structural members.

•	Formliner Products. Formliner products include plastic and elastomeric products that adhere to the inside face of forms to provide shape or texture to the surface of the concrete.

•	Chemical Products. Chemical products include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring and placement of concrete.

•	Masonry Products. Masonry products are wire products that improve the performance and longevity of masonry walls by providing crack control, better water resistance, greater elasticity and higher strength to withstand seismic shocks.

•	Welded Dowel Assemblies. Welded dowel assemblies are used to transfer dynamic loads between two adjacent slabs of concrete roadway.

•	Architectural Paving Products. Architectural paving products are used to apply decorative texture and coloration to concrete surfaces.

•	Tilt-Up Construction Products. Tilt-up construction products include a complete line of inserts, reusable lifting hardware and adjustable beams used in the tilt-up method of construction.

•	Forming Systems. Forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it cures.

•	Shoring Systems. Shoring systems, including aluminum beams and joists, are reusable post shores and shoring frames used to support deck and other raised forms while concrete is being poured.

Rental Revenues and Sales of Used Rental Equipment Consist Of:

Our rental revenues and sales of used rental equipment consist of concrete forming systems, shoring systems and tilt-up construction products, each as described above.

Manufacturing

We manufacture, in 19 facilities throughout North America, a majority of the products we sell and rent. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches and other heavy machinery typical for this type of manufacturing operation. Our production volumes enable us to design and build or custom modify much of the equipment we use to manufacture these products, using a team of experienced manufacturing engineers and tool and die makers.

By developing our own automatic high-speed manufacturing equipment, we believe we generally have achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times, and lower inventory levels than most of our competitors. We also have a flexible manufacturing setup and can make the same products at several locations, which allows us to respond to local market requirements in a timely manner.

Given the high volume of certain of our products, we have recently been able to reduce our costs of sales by sourcing finished products and components through our manufacturing facility in Reynosa, Mexico and through foreign sourcing initiatives, including China.

Fleet Management

We believe our rental fleet is the largest in North America. We actively manage our fleet mix to ensure certain products are regionally focused to address geography-specific applications. We also monitor our fleet purchases to maintain appropriate inventory levels and to manage our deployment of capital resources.

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

Sales and Marketing

We employed approximately 300 sales and marketing personnel at December 31, 2006, of whom approximately two-thirds were field sales people and one-third were customer service representatives. Sales and marketing personnel are located in most of our service/distribution centers and are instrumental in driving the productivity of our regional operating model. We provide product documentation and consult on certain non-residential construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects, engineers and contractors to secure the use of our products whenever possible.

Technical and Customer Service

Each of our six regions is supported by product specialists, engineers and customer service representatives who provide our customers with product application technical support, engineering consultation and product training. In addition, all of our regions are supported by one or more captive distribution facilities with make-to-order manufacturing capabilities. These capabilities allow us to deliver our products to any construction site in the United States in a timely manner and support our belief that our customer support infrastructure is a significant competitive strength in our industry. We employ approximately 80 individuals in our engineering department who combine region-specific product and application expertise with proprietary software applications to advise and consult on non-residential construction projects. We also make our library of product literature and training manuals readily available to our customers.

Customers

We have over 4,000 customers, of which approximately 50% purchase our products for resale and 50% are end users. Our customer base is geographically diverse and consists of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors.

Raw Materials

Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. We currently purchase materials from over 800 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. Steel, in its various forms, typically constitutes approximately 20% of our product cost of sales.

Competition

Our industry is highly competitive in most product categories and geographic regions. We compete with smaller, regional suppliers that offer a more limited range of products, and one smaller national competitor. We believe competition in our industry is largely based on, among other things, price, quality, breadth of product offering, distribution capabilities (including quick delivery times), customer service and expertise. Due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, some local or regional manufacturers and suppliers may have a competitive advantage over us in a given region. We believe the size, breadth, and quality of our product offerings provide us with advantages of scale in both distribution and production relative to our competitors.

Trademarks and Patents

Our products are sold under our registered trademarks that are well known throughout the concrete construction industry and are therefore important to our business. Among our better-known trademarks are Dayton Superior®, Dayton/Richmond®, Symons®, Aztec®, Dur-O-Wal®, American Highway Technology®, Conspec®, Edoco®, Jahn®, Swift Lift®, Bar Lock®, Steel-Ply®, the Hexagon Logo® and the S & Diamond® design. Many of our products are protected by our patents, which we consider an important asset. As of December 31, 2006, we had approximately 100 patents and 40 pending patent applications, domestic and foreign, and about 170 registered trademarks and pending applications for registration.

Employees

We employ approximately 700 salaried and 900 hourly personnel, of whom approximately 550 of the hourly personnel and 4 of the salaried personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements. Of the union contracts, one expires in 2007, three expire in 2008, three expire in 2009, one expires in 2010, and one expires in 2011. We believe we have good employee and labor relations.

Seasonality

Due to weather, our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings under the revolving credit facility fluctuate with sales volume such that our peak revolving credit facility borrowings are generally in the second quarter or third quarter.

Backlog

We typically ship most of our products, other than paving products and most specialty forming systems, within one week and often within 24 hours after we receive the order. Other product lines, including paving products and specialty forming systems, may be shipped up to two years after we receive the order, depending on our customers’ needs. Accordingly, we do not maintain significant backlog, and backlog as of any particular date has not been representative of our actual sales for any succeeding period.

Item 1A.	Risk Factors

The non-residential construction industry is cyclical, and we may experience prolonged depressed market conditions for our products and services.  The non-residential construction industry is cyclical, and a downturn in the non-residential construction industry could cause a decline in the demand for our products. Our products are primarily used in domestic, non-residential construction, therefore our sales and earnings are strongly influenced by non-residential construction activity, which historically has been cyclical. Most recently, during the period from 2001 to 2005, the commercial sector of the non-residential construction market experienced a downward trend, and as a result our sales and earnings were negatively affected. Non-residential construction activity can decline because of many other factors we cannot control, such as:

•	a decline in general economic activity;

•	a decrease in government spending on construction projects;

•	an increase in raw material and overall construction costs;

•	interest rate increases, which make borrowings used to finance construction projects more expensive; and

•	changes in banking and tax laws, which may reduce incentives to begin construction projects.

Demand for some of our products is seasonal, and we may experience significant variations in quarterly performance.  Due to weather, the non-residential construction industry is seasonal in most of North America. As a result, we typically experience seasonal fluctuations in sales and profitability, with generally lower sales and profit in the first and fourth quarters of our fiscal year. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales typically are the lowest of the year. Our net sales and operating income in the fourth quarter also generally are less than in the second and third quarters. Consequently, our working capital requirements tend to be higher in the second and third quarters and, accordingly, can adversely affect our liquidity and cash flow. Adverse weather, such as unusually prolonged periods of cold, rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction activity over wide regions of the country. For example, a severe winter, such as the winter of 2002-2003, could lead to reduced construction activity and thus magnify the seasonal decline in our revenues and earnings during the winter months. Sustained extreme adverse weather conditions could have a material adverse effect on our business, financial condition and results of operations.

Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations and adversely affect the price of our common stock.  We currently have, and, after this offering will continue to have, substantial indebtedness. As of December 31, 2006, we had $322.5 million of total indebtedness outstanding. Our substantial indebtedness could have important consequences. In particular, it could make it difficult for us to satisfy our obligations under our outstanding indebtedness. As of December 31, 2006, our debt service costs for the years ending December 31, 2007, 2008, and 2009 were $41.8 million, $206.9 million, $165.1 million, respectively. In addition, our substantial indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our indebtedness, thereby reducing the availability of our cash flow for operations and other general purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage to our competitors that have less debt; and

•	limit, along with other restrictive covenants in our indebtedness agreements, among other things, our ability to borrow additional funds.

Further, the terms of the indentures governing our senior notes and senior subordinated notes may permit us to incur substantial additional indebtedness in the future. If we incur any additional indebtedness, the related risks that we now face could intensify.

Our debt instruments governing our revolving credit facility and our outstanding senior notes and senior subordinated notes impose significant operating restrictions on us.  Our revolving credit facility and the indentures governing our senior notes and senior subordinated notes, among other things, restrict our ability to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make distributions in respect of our capital stock;

•	enter into agreements that restrict our subsidiaries’ ability to pay dividends or make distributions;

•	redeem or repurchase our capital stock;

•	make investments or other restricted payments;

•	issue or sell preferred stock of our subsidiaries;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We may not be able to obtain such waivers, amendments or alternative or additional financings on terms acceptable to us or at all. A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements could result in an event of default under those agreements. Such a default could allow the creditors under our financing agreements to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding thereunder to be due and payable. If our creditors require immediate repayments, we may not be able to repay them.

We have a history of losses and may experience substantial losses in the future. We cannot assure you that our net operating loss carryforwards will result in any significant tax savings in future periods.  Our business has experienced substantial net losses over the past several years and may continue to do so in the future. We reported net losses of $48.7 million in 2004, $114.7 million in 2005 and $18.0 million in 2006 and our stockholders’ deficit was $101.5 million as of December 31, 2006. Our results of operations will continue to be affected by events and conditions both within and beyond our control, including competition, economic, financial, business and other conditions. We cannot assure you that our operations will become or remain profitable in the future. As of December 31, 2006, we had deferred tax assets of $47.7 million related to net operating loss carryforwards. We had valuation allowances of $58.1 million for these net operating loss carryforwards and other deferred tax assets as of December 31, 2006, as estimated levels of taxable income are less than the amount needed to realize these assets. In addition, our use of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a company’s ability to use net operating loss carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. As a result our ability to use our net operating loss carryforwards in future periods may be limited as provided in Section 382.

We expect to incur additional facility closing expenses in 2007 and 2008.  We anticipate that we will incur facility closing expenses in 2007 and 2008 in connection with the relocation of our manufacturing facility currently located in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois. We will incur facility closing expenses aggregating approximately $2.0 million to $4.0 million in connection with the relocation. Although we do not currently anticipate incurring other material impairment charges or facility closing or severance expenses, we may incur similar charges in the future.

Our substantial stockholders’ deficit may require us to maintain additional working capital.  As of December 31, 2006, we had a stockholders’ deficit of $101.5 million, resulting primarily from our history of net losses. Our stockholders’ deficit may make it more difficult for us to obtain credit from suppliers and other parties in the future. In addition, some of our suppliers may impose less advantageous terms on timing of payment. As a result, we may require additional working capital, which may negatively affect our cash flow and liquidity.

Increased costs of raw materials and energy resources may result in increased operating expenses and adversely affect our results of operations and cash flow.  Significant variations in the costs, quality and availability of raw materials and energy may negatively affect our results of operations. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our product cost of sales in 2006. Historically, steel prices have fluctuated, and in particular we faced rapidly rising steel prices in 2004 as a result of relatively low levels of supply and a relatively high level of demand. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. In addition, an overall increase in energy costs, including the cost of natural gas and petroleum products, could adversely impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We typically do not enter into forward contracts to hedge commodity price risks that we face. Even though our costs may increase, our customers may not accept corresponding price increases for our products, or the prices for our products may decline. Our ability to achieve acceptable margins is principally dependent on managing our cost structure and managing changes in raw materials prices, which fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, it could have a material adverse effect on our operating margins and profitability.

Our rental fleet is subject to residual value risk upon disposition.  The market value of any piece of rental equipment could be less than its depreciated value at the time it is sold. In that event, we could recognize a loss on the sale of that equipment. Losses on sales of used equipment (or related impairment charges) could have a material adverse impact on our results of operations. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age;

•	the time of year that it is sold (generally prices are higher during the peak construction season);

•	demand for used equipment; and

•	general economic conditions.

Losing certain key customers could materially affect our revenues, and continuing consolidation of our customer base could reduce our profit margins.  Our top ten customers accounted for 25% of our net sales for the year ended December 31, 2006 and our largest customer accounted for approximately 7%, 5%, and 4% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. The loss of any of these customers could have a material adverse effect on our revenue and could also adversely affect our liquidity and cash flow from operating activities. Further, increasing consolidation of our customers may negatively affect our earnings. We believe there is an increasing trend among our distributor customers to consolidate into larger entities. As our customers increase in size and gain market power, they may be able to exert pressure on us to reduce prices or increase price competition by dealing more readily with our competitors. If the consolidation of our customers does result in increased price competition, our sales and profit margins may be adversely affected.

Our business may be subject to significant environmental investigation, remediation and compliance costs.  Our business and our facilities are subject to a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the use, generation, handling, storage, transport and disposal of these materials. Many of these laws and regulations provide for substantial fines and criminal sanctions for violations. Permits are required for operation of our businesses (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. Pursuant to certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation and remediation of hazardous materials at the property. These laws can often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these statutes) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation and remediation of these substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them. We may be liable for costs under certain environmental laws even if we did not cause the condition causing such liability. Changes in environmental laws or unexpected investigations could adversely affect our business. Since we own and operate a number of facilities where industrial activities have been historically conducted and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation and remediation, as well as capital costs associated with compliance with these laws. More stringent environmental laws as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation could impose material costs and liabilities on us which could have a material adverse effect on our business, financial condition and results of operations.

Our Mexican operations and foreign sourcing relationships are subject to local business risks which could have a material adverse effect on our financial condition, results of operations and cash flows.  We operate a manufacturing facility in Reynosa, Mexico and have increased our purchasing of raw materials and finished goods from China and other foreign sources. The success of our operations in Mexico and our foreign sourcing initiatives, including in China, depend on numerous factors, many of which are beyond our control, including our inexperience with operating abroad, general economic conditions, restrictions on the repatriation of assets, compliance with foreign laws and standards and political risks. Our Mexican operations and foreign outsourcing relationships are affected directly and indirectly by global regulatory, economic and political conditions, including:

•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential difficulties in staffing and labor disputes;

•	managing and obtaining support and distribution for local operations;

•	increased costs of, and availability of, transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	capital controls;

•	foreign exchange restrictions and fluctuations; and

•	local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

We cannot assure you that we will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business. Some or all of these factors may have a material adverse effect on our operations or upon our financial condition and results of operations in the future.

Acquisitions that we may undertake involve a number of inherent risks, any of which could cause us not to realize the anticipated benefits.  We may complete acquisitions that disrupt our business. If we make acquisitions, we could do any of the following, which could adversely affect our business, financial condition and results of operations:

•	incur substantial additional debt, which may reduce funds available for operations and future opportunities and increase our vulnerability to adverse general economic and industry conditions and competition;

•	assume contingent liabilities; or

•	take substantial charges to write off goodwill and other intangible assets.

In addition, acquisitions can involve other risks, such as:

•	difficulty in integrating the acquired operations and products into our existing business;

•	costs that are greater than anticipated or cost savings that are less than anticipated;

•	diversion of management time and attention; and

•	adverse effects on existing business relationships with our suppliers and customers and the suppliers and customers of the acquired business.

The high level of competition in our industry could materially adversely affect our business.  The markets in which we compete are highly competitive. Many of the markets in which we operate are served by numerous competitors, ranging from multi-regional companies to small, independent businesses with a limited number of locations. We generally compete on the basis of, among other things: price, quality, breadth of product offering, distribution capabilities (including quick delivery times), customer service and expertise. However, the uniformity of products among our competitors results in substantial pressure on pricing and profit margins. As a result of these pricing pressures, we may experience reductions in the profit margins on our sales, or we may be unable to pass any cost increases on to our customers. We cannot assure you that we will be able to maintain or increase the current market share of our products or compete successfully in the future. If competitive pressures were to cause us to reduce our prices, our operating margins may be adversely impacted. If we were to maintain our prices in the face of price reductions by our competitors, our net sales could decline. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We are effectively controlled by a major stockholder, whose interests may conflict with yours.  Pursuant to the terms of a voting agreement, Odyssey Investment Partners Fund, LP (“Odyssey”) and its affiliates control the voting of 53.5% of our common stock and, therefore, have the power to control or substantially affect the outcome of matters on which stockholders are entitled to vote. These include the election of directors, the adoption or amendment of our certificate of incorporation and by-laws, and possible mergers, corporate control contests and significant corporate transactions. Through their control of our board of directors, Odyssey and its affiliates also have the ability to appoint or replace our senior management, issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Our controlling stockholder may make decisions regarding our company and business that are opposed to your interests or with which you disagree. To the extent the interests of our public stockholders are harmed by the actions of our controlling stockholder, the price of our common stock may be harmed.

We are a “controlled company” within the meaning of the listing requirements for the Nasdaq Global Market and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.  Pursuant to the terms of a voting agreement, certain members of our management have granted Odyssey the right to vote their shares of our common stock. As a result, affiliates of Odyssey control a majority of our common stock and we are a “controlled company” under Nasdaq Rule 4350(c). Accordingly, if we so elect, we are not required to comply with certain corporate governance requirements, including the requirements that (1) a majority of our board of directors consist of independent directors, (2) nominations for our board of directors, or recommendations to our board for such nominations, be made by our independent directors or a nominations committee that consists entirely of independent directors and (3) compensation of our executive officers be determined, or recommended to the board for determination, by our independent directors or by a compensation committee that consists entirely of independent directors. We have availed ourselves of these exemptions. As a result, we do not have a majority of independent directors nor does our nominating and corporate governance committee or compensation committee consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Market’s corporate governance requirements.

Labor disputes with our employees could interrupt our operations and adversely affect our business.  We depend on our highly trained employees, and any work stoppage or difficulty hiring similar employees would adversely affect our business. We could be adversely affected by a shortage of skilled employees. As of December 31, 2006, approximately 35% of our employees were unionized. We are subject to several collective bargaining agreements with employees at our Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California; and Aurora, Illinois facilities. These collective bargaining agreements are scheduled to terminate beginning in April 2007 through May 2011, and we cannot offer assurances that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Any shortage of labor could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.  Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. Generally, these employees may voluntarily terminate their employment with us at any time. In such event, we may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. Accordingly, it is possible that our business would be materially adversely affected if one or more of these key individuals left. We do not maintain any key-man or similar insurance policies covering any of our senior management or key personnel.

The nature of our business involves product liability and construction-related risks that could adversely affect our operating results.  Our products are used in various construction projects, and defects in our products could result in claims for personal injury or death and property damage. While we maintain insurance to cover these claims, it is possible that existing or future claims will exceed our insurance coverage. In addition, it is possible that third-party insurance will not continue to be available to us on economically reasonable terms. Claims brought against us that are not covered by insurance could have a material adverse effect on our operating results and financial condition. Our operations are subject to hazards inherent in the construction industry that could result in personal injury or death, work stoppage or serious damage to our equipment or to the property of our customers. To protect ourselves against such casualty and liability risks, we maintain an insurance program. Our deductibles per incident are $500,000 for general liability, $350,000 workers’ compensation liability and $1,000 for automobile liability. In addition, we maintain a one-time annual deductible of $4.0 million for general liability and $5.7 million for workers’ compensation liability coverage. We maintain outside insurance for such liability in excess of these deductibles. Our deductibles may cause us to incur significant costs. If our insurance premiums or other costs rise significantly in the future, our profitability could be reduced.

The price of our common stock may fluctuate significantly.  Volatility in the market price of our common stock may prevent you from being able to sell your stock at prices equal to or greater than your purchase price. The market price of our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission, or SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	strategic actions by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general economic conditions in the United States and global economies or financial markets,

•	including those resulting from war, incidents of terrorism or responses to such events; and

•	sales of common stock by us or our principal stockholders or by members of our management team.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our business.

Our certificate of incorporation and by-laws contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our common stock.  Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three-year term;

•	only our board of directors may call special meetings of our stockholders;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	our stockholders have only limited rights to amend our by-laws; and

•	we require advance notice for stockholder proposals.

These provisions could discourage proxy contests, make it more difficult for our stockholders to elect directors and take other corporate actions and may discourage, delay or prevent a change in control or changes in our management that a stockholder might consider favorable. Any delay or prevention of a change in control or change in management that stockholders might otherwise consider to be favorable could deprive holders of our common stock of the opportunity to sell their common stock at a price in excess of the prevailing trading price and cause the trading price of our common stock to decline.

Implementation of required public-company corporate governance and financial reporting practices and policies will increase our costs.  Our internal controls and procedures do not currently meet all of the standards applicable to public companies, including those contemplated by Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as the rules and regulations enacted by the Securities and Exchange Commission and the Nasdaq Global Market. As we attempt to comply with these standards, we have incurred, and will continue to incur, significant increases in legal and accounting costs.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our corporate headquarters is located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities as of December 31, 2006 are located throughout North America, as follows:

				Lease
		Leased/	Size	Expiration
Location	Use	Owned	(Sq. Ft.)	Date

Birmingham, Alabama	Manufacturing/Distribution	Leased	287,000	December 2021
Elk Grove, Illinois	Manufacturing/Distribution	Leased	230,768	May 2022
Kankakee, Illinois	Manufacturing/Distribution	Leased	172,954	December 2007
Des Plaines, Illinois	Manufacturing/Distribution	Leased	171,650	April 2008
Miamisburg, Ohio	Service/Distribution	Leased	156,600	September 2017
Allentown, Pennsylvania	Service/Distribution	Leased	114,000	May 2015
Reynosa, Mexico	Manufacturing/Distribution	Leased	110,000	July 2007
Aurora, Illinois	Manufacturing/Distribution	Leased	103,700	October 2016
Parsons, Kansas	Manufacturing/Distribution	Leased	120,000	October 2018
New Braunfels, Texas	Manufacturing/Distribution	Owned	89,600
Tremont, Pennsylvania	Manufacturing/Distribution	Owned	86,000
Fontana, California	Service/Distribution	Leased	70,000	April 2007
Parker, Arizona	Manufacturing/Distribution	Leased	60,000	Month to Month
Kansas City, Kansas	Manufacturing/Distribution	Leased	56,600	September 2015
Fontana, California	Manufacturing/Distribution	Leased	56,000	July 2007
Modesto, California	Manufacturing/Distribution	Leased	54,100	October 2007
Grand Prairie, Texas	Service/Distribution	Leased	51,000	June 2010
Toronto, Ontario	Manufacturing/Distribution	Leased	45,661	January 2010
Kent, Washington	Service/Distribution	Leased	40,640	June 2007
Oregon, Illinois	Service/Distribution	Owned	39,000
Brandywine, Maryland	Service/Distribution	Leased	36,800	October 2010

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers

Our executive officers and their ages as of March 30, 2007, are as follows:

Eric R. Zimmerman	56	President, Chief Executive Officer and Director
Peter J. Astrauskas	56	Vice President, Engineering
Jeffrey S. Dawley	43	Vice President, Manufacturing
Raymond E. Bartholomae	60	Executive Vice President and President, Symons
Edward J. Puisis	46	Executive Vice President and Chief Financial Officer
Thomas W. Roehrig	41	Vice President, Finance and Secretary
Keith M. Sholos	53	Vice President, Sales

Eric R. Zimmerman has been President, Chief Executive Officer and a director of our company since August 2005. He served as President of the Gilbarco International and Service Station Equipment units of Gilbarco Inc. from 1998 to 2003.

Peter J. Astrauskas has been Vice President, Engineering since September 2003. From 2001 to 2003, he was Vice President, Engineering for Alcoa Automotive. From 1994 to 2001, he was the Director, Global Manufacturing Engineering for TRW Safety Systems.

Raymond E. Bartholomae has been Executive Vice President and President, Symons since November 2005. He served as Vice President, Sales and Marketing from August 2003 to November 2005. He has been employed by Symons since January 1970 and was Vice President and General Manager, Symons, from February 1998 to August 2003.

Jeffrey S. Dawley has been Vice President, Manufacturing since January 2007. From February 2006 to January 2007, he served as Director, Manufacturing Operations. From December 2003 to February 2006, he served as Manager, Operations Analysis. From October 2002 to December 2003, he served as Manager, Special Projects. From October 2001 to October 2002, he served as Director of Operations, Dur-O-Wal.

Edward J. Puisis has been Executive Vice President and Chief Financial Officer since November 2005. He served as Vice President and Chief Financial Officer from August 2003 to November 2005. From March 1998 to August 2003, he was General Manager of Finance and Administration and Chief Financial Officer of Gallatin Steel Company, a partnership owned by Dofasco and Gerdau Ameristeel.

Thomas W. Roehrig has been Vice President, Finance and Secretary since January 2007. From November 2005 to January 2007, he served as Vice President of Corporate Accounting and Secretary. He served as Vice President of Corporate Accounting from February 2003 to November 2005 and was Treasurer from August 2003 to December 2003. From April 1998 to February 2003, Mr. Roehrig served as Corporate Controller.

Keith M. Sholos has been Vice President, Sales since January 2007. From September 2005 to January 2007, he served as Vice President, Sales. From August 2004 to September 2005, he served as Vice President, Dealer Sales. From January 2004 to August 2004, he served as Vice President, Sales & Marketing, Construction Products Group. From March 2002 to January 2003, he served as Vice President, Sales & Marketing, Dayton/Richmond.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Stock Market’s Global Market under the symbol “DSUP.” The prices presented in the following table are the high and the low closing prices for the period presented as reported by The Nasdaq Stock Market’s Global Market. Prior to our initial public offering of common stock in December 2006, there was no established public trading market for our common stock.

	High	Low

2006 4th Quarter	$11.74	$10.58

As of March 28, 2007, we had approximately 100 holders of our common stock.

We have paid no dividends on our common stock. We intend to retain all future earnings, if any, for use in the operation and expansion of our business and to fund future growth. We do not anticipate paying any dividends for the foreseeable future. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business condition and covenants under any applicable contractual arrangements. Our ability to pay dividends on our common stock is limited by the covenants of our revolving credit facility and the indentures governing our outstanding debt securities.

Item 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2006. The selected historical financial information as of December 31, 2002, 2003, 2004, 2005 and 2006 and for each of the years in the five-year period ended December 31, 2006 has been derived from our consolidated financial statements. Our audited consolidated financial statements for the three years ended December 31, 2006 are included elsewhere herein. You should read the following table together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below and our consolidated financial statements and their related notes included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)

Statement of Operations Data:
Net sales	$479,310	$418,983	$418,639	$379,457	$400,046
Cost of sales	340,902	320,399	311,335	278,345	273,462

Gross profit	138,408	98,584	107,304	101,112	126,584
Selling, general and administrative expenses	103,644	93,956	89,735	84,543	88,929
Stock compensation expense	2,249	—	—	—	—
Facility closing and severance expenses(1)	423	1,712	2,036	2,294	5,399
Amortization of intangibles and impairment of goodwill	560	64,570 (2)	989	944	603
Loss (gain) on disposals of property, plant and equipment	(1,504)	4,529	(248)	(636)	1,115

Income (loss) from operations	33,036	(66,183)	14,792	13,967	30,538
Interest expense	49,983	48,133	47,207	40,186	34,039
Interest income	113	(163)	(559)	(53)	(72)
Loss on early extinguishment of long-term debt	—	—	842 (3)	2,480 (4)	—
Other (income) expense	555	(89)	(134)	20	80

Loss before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(17,615)	(114,064)	(32,564)	(28,666)	(3,509)
Provision (benefit) for income taxes	394	639	16,185 (5)	(11,030)	(386)

Loss before cumulative effect of change in accounting principle	(18,009)	(114,703)	(48,749)	(17,636)	(3,123)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	(17,140	)(6)

Net loss	$(18,009)	$(114,703)	$(48,749)	$(17,636)	$(20,263)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)

Net loss per share:
Basic	$(1.76)	$(11.57)	$(4.91)	$(1.92)	$(2.34)
Diluted	$(1.76)	$(11.57)	$(4.91)	$(1.92)	$(2.34)
Weighted average shares outstanding	10,224,765	9,916,425	9,932,872	9,194,577	8,670,414
Other Financial Data:
Depreciation and amortization	$26,479	$97,427 (2)	$31,738	$27,693	$21,453
Property, plant and equipment additions, net	13,216	5,140	4,586	6,935	9,267
Rental equipment additions, net	(6,905)	11,232	(7,739)	(13,251)	(17,230)
Balance Sheet Data (at period end):
Working capital	81,355	$63,584	$93,623	$70,029	$65,751
Goodwill and intangibles	48,705	48,668	114,828	120,117	115,733
Total assets	321,635	281,520	394,763	396,195	373,971
Long-term debt (including current portion)	322,450	369,254	379,735	345,547	299,536
Stockholders’ deficit	(101,544)	(171,337)	(59,468)	(10,416)	(8,220)

(1)	From 2000 through 2006, we approved and implemented several plans to exit manufacturing and distribution facilities and reduce overall headcount to keep our cost structure aligned with our net sales. We describe the facility closing and severance expenses relating to these consolidation efforts in Note 11 to the consolidated financial statements. During 2006, we initiated a plan to move our manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois. No expense was incurred during 2006 for this plan. The move is expected to begin in 2007 and be completed in the first quarter of 2008, following renovation of the new facility. We currently estimate that during 2007 and 2008, we will incur expenses and expend cash in the range of approximately $2.0 to $4.0 million in connection with the relocation, which will be expensed as incurred in accordance with SFAS No. 146.

(2)	In accordance with SFAS No. 142, we assess our goodwill recoverability annually. Prior to 2006, the Company’s financial performance has gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company had been unable to consistently sustain positive cash flow and its future ability to do so is uncertain. Accordingly, the Company recorded an impairment charge of $64 million in 2005 to reduce the carrying value of goodwill to its implied fair value.

(3)	In 2004, we established an $80.0 million senior secured revolving credit facility which was used to refinance our previous $50.0 million revolving credit facility. As a result of the transaction, we incurred a loss on the early extinguishment of long-term debt of $0.8 million, due to the expensing of deferred financing costs related to the previous revolving credit facility.

(4)	In 2003, we completed an offering of $165.0 million of senior second secured notes in a private placement. The proceeds of the offering were used to repay other long-term debt. As a result, we incurred a loss on the early extinguishment of long-term debt of $2.5 million, due to the expensing of deferred financing costs.

(5)	In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net deferred tax assets related to net operating loss carryforwards as a result of adherence to FAS 109, as our estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. Future changes in these estimates could result in a non-cash increase or decrease to net income.

(6)	We adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, we recorded a non-cash charge in 2002 of $17.1 million ($19.9 million of goodwill, less an income tax benefit of $2.8 million), which is reflected as a cumulative effect of change in accounting principle. This amount did not affect our ongoing operations. The goodwill arose from the acquisitions of businesses that manufactured and sold metal accessories used in masonry construction. The masonry products market had experienced weaker markets and significant price competition that had a negative impact on the product line’s earnings and fair value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” included elsewhere in this document for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion. Please refer to “Cautionary Note Concerning Forward-Looking Statements” included elsewhere in this document.

Overview

We believe we are both the leading North American provider of specialized products consumed in non-residential, concrete construction and the largest concrete forming and shoring rental company serving the domestic, non-residential construction market. Demand for our products and rental equipment is driven primarily by the level of non-residential construction activity in the United States, which consists primarily of:

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

We use three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These sales are differentiated by their source and gross margin as a percentage of sales. Accordingly, this segmentation provides information for decision-making and resource allocation. Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales include material, manufacturing labor, overhead costs, and freight. Rental revenues represent the leasing of the rental equipment and are recognized ratably over the lease term. Cost of goods sold for rental revenues includes depreciation of the rental equipment, maintenance of the rental equipment, and freight. Sales of used rental equipment represent sales of the rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment consists of the net book value of the rental equipment.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Product sales	81.0%	84.2%	83.1%
Rental revenue	13.1	11.8	10.1
Used rental equipment sales	5.9	4.0	6.8

Net sales	100.0	100.0	100.0

Product cost of sales	76.4	78.5	76.2
Rental cost of sales	58.7	76.9	84.6
Used rental equipment cost of sales	27.1	31.6	36.6

Cost of sales	71.1	76.5	74.4

Product gross profit	23.6	21.5	23.8
Rental gross profit	41.3	23.1	15.4
Used rental equipment gross profit	72.9	68.4	63.4

Gross profit	28.9	23.5	25.6

	Years Ended December 31,
	2006	2005	2004

Selling, general and administrative expenses	21.6	22.4	21.4
Stock compensation expense	0.5	—	—
Facility closing and severance expenses	0.1	0.4	0.5
Amortization of intangibles and impairment of goodwill	0.1	15.4	0.2
Loss (gain) on disposals of property, plant and equipment	(0.3)	1.1	—

Income (loss) from operations	6.9	(15.8)	3.5
Interest expense	10.5	11.5	11.3
Interest income	—	(0.1)	(0.2)
Loss on early extinguishment of long-term debt	—	—	0.2
Other expense	0.1	—	—

Loss before provision for income taxes	(3.7)	(27.2)	(7.8)
Provision for income taxes	0.1	0.2	3.8

Net loss	(3.8)%	(27.4)%	(11.6)%

Comparison of Years Ended December 31, 2006 and 2005

Net Sales.  Our 2006 net sales were $479.3 million, a 14.4% increase from $419.0 million in 2005. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2006		2005
	Sales	%	Sales	%	% Change
	($ in thousands)

Product sales	$388,100	81.0%	$352,888	84.2%	10.0%
Rental revenue	62,769	13.1	49,485	11.8	26.8
Used rental equipment sales	28,441	5.9	16,610	4.0	71.2

Net sales	$479,310	100.0%	$418,983	100.0%	14.4%

Product sales increased $35.2 million, or 10.0%, to $388.1 million in 2006 from $352.9 million in 2005. The increase in product sales was due to an increase in unit volume of $27.3 million as a result of improvement in the nonresidential construction markets. The balance of the increase was due to price increases.

Rental revenue increased $13.3 million, or 26.8%, to $62.8 million in 2006, compared to $49.5 million in 2005. The increase was due to increased customer demand as a result of improvement in the nonresidential construction markets.

Used rental equipment sales increased to $28.4 million in 2006 from $16.6 million in 2005 due to higher customer demand. In addition, $1.0 million of the increase related to the acquisition of one customer by another customer that occurred in the first nine months of 2006. Used rental equipment sales may vary significantly from period to period.

Gross Profit.  Gross profit for 2006 was $138.4 million, a $39.8 million increase from the $98.6 million for 2005. Gross profit was 28.9% of sales in 2006, increasing from 23.5% in 2005. Each segment experienced increased gross profit as a percentage of sales, and those segments with higher gross profit as a percentage of sales experienced higher sales growth.

Product gross profit was $91.7 million, or 23.6% of product sales, in 2006, compared to $75.8 million, or 21.5% of product sales, in 2005. The $15.9 million increase in product gross profit was due to the higher product sales, which contributed $13.8 million of product gross profit, $4.1 million of lower costs due to outsourcing, and manufacturing efficiencies of $3.5 million, partially offset by material cost increases of $5.5 million.

Rental gross profit increased $14.5 million to $25.9 million, or 41.3% of rental revenue in 2006, from $11.4 million, or 23.1% of rental revenue, in 2005. Depreciation on rental equipment in 2006 was $19.2 million, as compared to $24.5 million in 2005. The difference was primarily due to a change in the estimated useful lives of certain rental equipment effective January 1, 2006, which reduced depreciation expense on rental equipment in 2006 by approximately $3.0 million. Rental gross profit before depreciation increased to $45.1 million, or 71.9% of rental revenue, in 2006 from $35.9 million, or 72.5% of rental revenue in 2005. The increase in gross profit was due to increased rental revenue as discussed above.

Gross profit on used rental equipment sales was $20.7 million, or 72.9% of used rental equipment sales, compared to $11.4 million, or 68.4% of used rental equipment sales, in 2005. The increase in gross profit dollars was due to the increased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold and remained within historical ranges.

Operating Expenses.  Selling, general, and administrative expenses increased to $103.6 million in 2006 from $94.0 million in 2005. The increase was primarily due to increases in consulting fees of $3.9 million for profit improvement initiatives, selling costs of $2.3 million, distribution costs of $1.9 million, discretionary retirement account costs of $1.1 million, and healthcare costs of $0.4 million, most of which were due to the higher revenues and gross profit discussed above. These increases exceeded the non-recurring severance cost of $1.0 million related to the termination of a former executive recorded in 2005.

Stock compensation expense, a non-cash expense, was $2.2 million in 2006 and primarily related to the partial vesting, as a result of our initial public offering, of restricted stock granted to certain executives in 2006.

Facility closing and severance expenses were approximately $0.4 million in 2006 and approximately $1.7 million in 2005. During 2006, we initiated a plan to move our manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois. No expense was incurred during 2006 for this plan. The move is expected to begin in 2007 and be completed in the first quarter of 2008, following renovation of the new facility. We estimate that during 2007 and 2008, we will incur expenses and expend cash in the range of approximately $2.0 to $4.0 million in connection with the relocation.

Amortization of intangibles and impairment of goodwill decreased $64.0 million to $0.6 million in 2006 from $64.6 million in 2005. Prior to 2006, our financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. We were unable to consistently sustain positive cash flow and, at that time, our future ability to do so was uncertain. Accordingly, we recorded a non-cash impairment charge of $64.0 million in 2005 to reduce the carrying value of goodwill to its estimated implied fair value.

The gain on disposals of property, plant and equipment was $1.5 million in 2006, as compared to a loss of $4.5 million in 2005. The gain in 2006 was due to the amortization of the gain on the sale/leaseback of the Des Plaines, IL facility. The loss in 2005 was due to the sale/leaseback of the Kansas City, KS facility and the closure of a portion of the facility in Long Beach, CA.

Other Expenses.  Interest expense increased to $50.0 million in 2006 from $48.1 million in 2005 due to higher weighted average interest rates and higher average borrowings on the revolving line of credit.

Loss Before Provision for Income Taxes.  The loss before income taxes in 2006 was $17.6 million, as compared to $114.1 million in 2005 due to the factors described above.

Provision for Income Taxes.  We have recorded a non-cash valuation allowance to reduce our deferred tax assets, primarily related to net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income. The provision for income taxes is a result of foreign earnings.

Net Loss.  The net loss for 2006 was $18.0 million, compared to a loss of $114.7 million in 2005 due to the factors described above.

Comparison of Years Ended December 31, 2005 and 2004

Net Sales.  Our 2005 net sales were $419.0 million, a 0.1% increase from $418.6 million in 2004. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2005		2004
	Sales	%	Sales	%	% Change
	($ in thousands)

Product sales	$352,888	84.2%	$348,036	83.1%	1.4%
Rental revenue	49,485	11.8	42,231	10.1	17.2
Used rental equipment sales	16,610	4.0	28,372	6.8	(41.5)

Net sales	$418,983	100.0%	$418,639	100.0%	0.1%

Product sales increased $4.9 million, or 1.4%, to $352.9 million in 2005 from $348.0 million in 2004. The increase in sales was due to price increases throughout 2004 that had a $22.3 million carryover impact to 2005. The price increases more than offset a $17.4 million reduction in unit volume that was negatively impacted by Hurricanes Katrina, Rita and Wilma.

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

Gross Profit.  Gross profit for 2005 was $98.6 million, an $8.7 million decrease from $107.3 million for 2004. Gross profit was 23.5% of sales in 2005, decreasing from 25.6% in 2004.

Product gross profit was $75.8 million, or 21.5% of product sales, in 2005, compared to $82.8 million, or 23.8% of product sales, in 2004. The decrease in gross profit was due to material cost inflation, primarily steel, throughout 2004 that had a $17.4 million carryover impact to 2005, $4.0 million of increases in freight rates related to oil prices, and an unfavorable mix of product sales in 2005.

Rental gross profit increased $4.9 million to $11.4 million, or 23.1% of rental revenue in 2005, from $6.5 million, or 15.4% of rental revenue, in 2004. Rental gross profit before depreciation increased to $35.9 million, or 72.6% of rental revenue, from $29.2 million, or 69.1% of rental revenue. The increase in gross profit dollars was due to increased rental revenue as discussed above and the fixed nature of certain of our costs.

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

Operating Expenses.  Our SG&A expenses increased $4.3 million to $94.0 million in 2005 from $89.7 million in 2004. The increase is primarily related to $3.0 million of higher distribution costs as we continued to refine our distribution strategy and to higher rental revenue activity, as well as a $1.0 million severance payment related to the termination of a former executive officer.

Facility closing and severance expenses were approximately $1.7 million in 2005 and approximately $2.0 million in 2004.

Amortization of intangibles and impairment of goodwill increased $63.6 million to $64.6 million in 2005 from $1.0 million in 2004. In accordance with SFAS No. 142, we conducted our annual assessment of goodwill recoverability and recorded an impairment charge of $64.0 million in 2005 to reduce the carrying value of goodwill to its estimated implied fair value.

The loss on disposals of property, plant and equipment was $4.5 million in 2005, as compared to a gain of $0.3 million in 2004. The loss was due to the sale-leaseback of the Kansas City, KS facility and the closure of a portion of the manufacturing facility in Long Beach, CA.

Other Expenses.  Interest expense increased to $48.1 million in 2005 from $47.2 million in 2004 due to higher weighted average interest rates and higher average borrowings under the revolving credit facility.

Loss Before Income Taxes.  The loss before income taxes in 2005 was $114.1 million, as compared to $32.6 million in 2004 due to the factors described above.

Provision for Income Taxes.  In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net operating loss carryforwards as a result of adherence to FAS 109, as estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. Tax benefit from current year net operating losses have been offset by a valuation allowance resulting in no tax benefit being recorded. Future changes in these estimates could result in a non-cash increase or decrease to net income. In 2005, we continued to provide a non-cash valuation allowance for the increase to our net operating loss carryforward as well as other deferred tax assets as these tax future deductions would generate additional net operating losses.

Net Loss.  The net loss for 2005 was $114.7 million, compared to a loss of $48.7 million in 2004 due to the factors described above.

Liquidity and Capital Resources

Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is cash and cash equivalents and the amount available under our revolving credit facility. As of December 31, 2006, we had $26.8 million of cash and cash equivalents, with an additional $106.5 million available under our revolving credit facility.

Our capital uses relate primarily to capital expenditures and debt service. Our capital expenditures consist primarily of additions to our rental equipment fleet and additions to our PP&E. PP&E consists primarily of manufacturing and distribution equipment and management information systems. We finance these capital expenditures with cash on hand or borrowings under our revolving credit facility, and with proceeds of sales of our used rental equipment. The following table sets forth a summary of these capital events for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)

Capital expenditures:
Additions to rental equipment fleet	$21,535	$27,842	$20,633
Additions to PP&E	13,237	6,687	5,423
Proceeds from sales of used rental equipment	(28,440)	(16,610)	(28,372)
Proceeds from sales of PP&E	(21)	(1,547)	(837)

Net capital expenditures and fleet additions (proceeds)	$6,311	$16,372	$(3,153)

We believe we can manage the capital requirements of our rental fleet, and thus our cash flow, through the careful monitoring of our rental fleet additions. Sales of used equipment can be adjusted to increase cash available for fleet additions or other corporate purposes.

Our cash requirements relate primarily to capital expenditures, debt service and the cost of acquisitions. Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity. In December 2006, we completed an initial public offering of our common stock and received $85.0 million in proceeds, net of issuance costs.

Net cash used in operating activities for 2006 was $(1.2) million compared to net cash provided by operating activities for 2005 of $2.5 million, comprised of the following:

	2006	2005
	($ in millions)

Net loss	$(18.0)	$(114.7)
Adjustments to reconcile net loss to net cash used in operating activities	10.8	95.8

Subtotal	(7.2)	(18.9)
Changes in assets and liabilities	6.0	21.4

Net cash provided by (used in) operating activities	$(1.2)	$2.5

The subtotal of net loss and adjustments to reconcile net loss to net cash used in operating activities for 2006 was $7.2 million compared to $18.9 million in 2005. The improvement was due to the reduced net loss discussed above, partially offset by lower depreciation expense, lower amortization of intangibles and impairment of goodwill, and higher gain on sales of rental equipment. Changes in assets and liabilities resulted in a $6.0 million source of cash in 2006, as compared to a $21.4 million in 2005. The increase in accounts receivable was a $(9.2) million use of cash in 2006, compared to a $5.7 million source of cash in 2005, due to the $14.7 million increase in net sales in the fourth quarter of 2006 as compared to the fourth quarter of 2005. The increase in inventories was a $(1.0) million use of cash in 2006 compared to a $2.0 million source of cash in 2005, representing better inventory turnover when compared to the increased sales activity. Changes in prepaid expenses and other assets represented a $(0.8) million use of cash in 2006 as compared to a $5.7 million source of cash in 2005, due primarily to accelerated collections of notes receivable in 2005 that did not recur in 2006. Accounts payable were a $9.6 million source of cash in 2006 as compared to $6.2 million in 2005, due to increased sales and purchasing activity as well as more favorable payment terms. Accrued and other long-term liabilities were a $7.3 million source of cash in 2006 as compared to $1.9 million in 2005, due to higher expenses to support the higher net sales.

Net cash used in investing activities was $6.3 million in 2006 compared to $16.4 million in 2005. Net PP&E additions increased to $13.2 million in 2006 from $5.1 million in 2005 due to increased investments in manufacturing and distribution equipment and facilities. Net additions to rental equipment were a $6.9 million source of cash in 2006 as compared to an $11.2 million use of cash in 2005 due to the higher sales of used rental equipment and lower additions.

For the year ended December 31, 2006, our gross long-term debt borrowings, which represent the sum of individual days with borrowings on the revolving credit facility, were $139.0 million. This was more than offset by repayments on the revolving credit facility of $187.7 million and $2.9 million of repayments of other long-term debt. In December 2006, we completed an initial public offering of our common stock. We received $87.0 million in proceeds, net of issuance costs, in 2006, and $2.0 million of issuance costs were paid in the first quarter of 2007, resulting in net proceeds of $85.0 million.

We have a $130.0 million senior secured revolving credit facility, which has no financial maintenance covenants and matures on July 31, 2008. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15.0 million. Under the calculation, $114.4 million of the $130.0 million was available as of December 31, 2006. Letters of credit of $7.9 million were outstanding at December 31, 2006, resulting in available borrowings of $106.5 million under the revolving credit facility. The credit facility is secured by substantially all of our assets.

As of December 31, 2006, our other long-term debt consisted of the following:

($ in thousands)

Senior Second Secured Notes, interest rate of 10.75%	$165,000
Debt discount on Senior Second Secured Notes	(3,208)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(4,746)
Senior notes payable related to 2003 acquisition, non-interest bearing, accreted at 6.0% to 14.5%	7,286
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,063
Capital lease obligations	2,326

Total long-term debt	322,450
Less current maturities	(2,551)

Long-term portion	$319,899

At December 31, 2006, working capital was $81.4 million, compared to $63.6 million at December 31, 2005. The $17.8 million increase was comprised primarily of the following:

•	a $26.8 million increase in cash and cash equivalents reflecting the proceeds from our initial public offering after the repayment of all outstanding revolving credit facility borrowings;

•	a $9.2 million increase in accounts receivable due to the higher net sales in the fourth quarter of 2006 relative to fourth quarter of 2005;

•	a $1.9 million decrease in the current portion of deferred gain on sale-leaseback, due to normal amortization of the gain;

•	$1.8 million of changes in other items;

offset by

•	a $13.6 million increase in accounts payable due to higher purchasing activity, favorable payment terms, and $2.7 million of financing costs and common stock issuance costs;

•	an $8.4 million increase in accrued liabilities due to higher expenses needed to support the higher net sales.

We believe our liquidity, capital resources, and cash flows from operations are sufficient to fund the capital expenditures and rental fleet additions we have planned as well as our debt service requirements for at least the next 12 months. However, our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and rental fleet additions will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.

Commitments

Scheduled payments of long-term debt, future minimum lease payments under capital leases, future lease payments under non-cancelable operating leases, purchase obligations, and other long-term liabilities at December 31, 2006 were as follows:

					Other
	Long-term	Interest	Capital	Operating	Long-Term
Year	Debt	Payments	Leases	Leases	Liabilities	Total
	($ in thousands)

2007	$1,809	$38,846	$1,162	$7,107	$200	$49,124
2008	171,540	34,342	1,061	5,140	50	212,133
2009	154,729	10,057	298	4,521	—	169,605
2010	—	—	51	4,273	—	4,324
2011	—	—	—	3,915	—	3,915
Thereafter	—	—	—	29,800	—	29,800

	$328,078	$83,245	$2,572	$54,756	$250	$468,901

Seasonality

Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings under the revolving credit facility fluctuate with sales volume, such that our peak revolving credit facility borrowings are generally in the late second quarter or early in the third quarter.

Inflation

We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our product cost of sales in 2006. In 2005 and 2006, steel costs were less volatile than in 2004. We expect our overall steel costs to increase in the first half of 2007. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

Stock Collateral Valuation — Senior Second Secured Notes

Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities (“Collateral Threshold”). The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of any of our other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of December 31, 2006, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral upon the book value, par value and estimated market value of the capital as of December 31, 2006. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.

The Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2006 was $22.1 million. Based upon the foregoing, as of December 31, 2006, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, for the year ended December 31, 2006, and multiplied this adjusted EBITDA by 9.3 times. We determined this multiple by multiplying our closing share price as of December 31, 2006 by the number of the common shares and equivalents outstanding, adding our long-term debt, and dividing by our adjusted EBITDA.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the year ended December 31, 2006, together with a reconciliation to net income:

Dayton Superior
Canada Ltd.
($ in thousands)

Net income	$1,143
Provision for income taxes	394

Income before provision for income taxes	1,537
Interest income	(38)

Income from operations	1,499
Depreciation expense	881

Adjusted valuation EBITDA	2,380
Multiple	9.3

Estimated fair value	$22,134

As described above, we have used adjusted EBITDA of Dayton Superior Canada Ltd. solely for purposes of determining the estimated market value of the capital stock to determine whether that capital stock is included in the collateral. Adjusted EBITDA is not recognized financial measures under generally accepted accounting principles and do not purport to be alternatives to operating income as indicators of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our consolidated results as reported under generally accepted accounting principles. Because not all companies use identical calculations, the presentation of adjusted EBITDA also may not be comparable to other similarly titled measures of other companies. You are encouraged to evaluate the adjustments taken and the reasons we consider them appropriate for analysis for determining estimated market value of our subsidiaries’ capital stock.

A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in capital stock previously excluded from collateral becoming part of the collateral or capital stock that was previously included in collateral to become excluded. The Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2006 and the adjusted EBITDA for the year ended December 31, 2006 would have to increase by $10.9 million and $1.2 million, respectively, in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as the general economy, governmental expenditures, interest rate increases, and changes in banking and tax laws; the amount of debt we must service; the effects of weather and the seasonality of the construction industry; our ability to implement cost savings programs successfully and on a timely basis; our ability to successfully integrate acquisitions on a timely basis; the mix of product sales, rental revenues, and sales of used rental equipment; cost increases in raw materials and operating costs; and favorable market response to sales price increases. This list of factors is not intended to be exhaustive, and additional information concerning relevant risk factors can be found under the heading Risk Factors above and in future Quarterly Reports on Form 10-Q, and current Reports on Form 8-K we file with the Securities and Exchange Commission.

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, long-lived assets, income taxes, self-insurance reserves, environmental contingencies, litigation, and the fair value of the Company and its business segments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Effective January 1, 2006, we changed our estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. Effective January 1, 2006, we also adopted SFAS No. 123R and began recording compensation expense for our stock option plan. As of December 31, 2006, in accordance with SFAS no. 158, we recognized the funded status of its defined benefit pension and postretirement benefit plans and provided the required disclosures. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventories

We value our inventories at the lower of first-in, first-out, or FIFO, cost or market and include all costs associated with manufacturing products: materials, inbound freight, labor and manufacturing overhead. We provide net realizable value reserves that reflect our best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Excluding newly introduced products, we reserve 100% of inventory items that have had no sales or usage in the trailing twelve-month period. We additionally reserve for items that have a quantity on hand in excess of the trailing twelve months’ sales and usage, ranging from 25% to 100% of the excess, depending on the number of years’ supply on hand. Based on this calculation, our reserve was approximately $3.7 million as of December 31, 2006. If the range were decreased by 10%, the reserve at December 31, 2006 would be reduced by $190,000. If the range were increased by 10%, the reserve at December 31, 2006 would be increased by $105,000.

Rental Equipment

We manufacture and purchase rental equipment for resale and for rent to others on a short-term basis. We record rental equipment at the lower of FIFO cost or market and depreciate it over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. Rental equipment that is sold is charged to cost of sales on a FIFO basis. Effective January 1, 2006, we changed our estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. The impact of this change in estimate reduced rental cost of sales by approximately $3 million for the year ended December 31, 2006.

Goodwill and Intangible Assets

As with tangible and other intangible assets, periodic impairment reviews of goodwill are required, at least annually, as well as when events or circumstances change. As with the Company’s review of impairment of tangible and intangible assets, the Company uses judgment in assessing goodwill for impairment. The Company reviews the recorded value of its goodwill annually on a segment by segment basis in the fourth quarter using data as of the third quarter, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires the Company to estimate the fair value of its long-lived assets and considerable judgment must be exercised in determining these values.

When exercising judgment, the Company carefully considers all of the relevant facts and circumstances available to it at the time. The critical factors affecting this analysis include:

•	the amount of adjusted EBITDA (which is income (loss) from operations adjusted for depreciation, amortization of intangibles and impairment of goodwill; loss on early extinguishment of long-term debt; gain (loss) from disposals of property, plant, and equipment; facility closing and severance expenses; and stock compensation expense) generated by each of the Company’s business segments;

•	the Company’s ability to meet operating results compared to budget;

•	the level of expected activity in the nonresidential construction industry; and

•	the Company’s future prospects.

Taking all of these factors into account, the Company determined the fair value of its business segments as of December 31, 2005 and 2006 by deriving enterprise value indications of its business segments using a range of adjusted EBITDA multiples. The Company used this approach on these dates because it determined that a discounted cash flow analysis was not a reliable methodology for testing goodwill impairment of its business segments because it had been unable to reliably project future cash flows over the prior several years. This inability had been due to the cyclical and seasonal nature of the Company’s business and the lack of near-term visibility with the respect to nonresidential construction activity.

Because impairment tests are based in part on management’s judgment as to the fair value of the Company’s business segments relative to their carrying value — which is necessarily subjective — management’s discretion impacts any decision to record an impairment charge and therefore affects the Company’s reported results of operation.

Prior to 2006, the Company’s financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company had been unable to consistently sustain positive cash flow and, at that time, its future ability to do so was uncertain. Accordingly, for the year ended December 31, 2005, the Company recorded an impairment charge of $64 million to reduce the carrying value of goodwill to its implied fair value. The goodwill impairment has been included in the caption “amortization of intangibles and impairment of goodwill” in the consolidated statement of operations. There was no impairment to goodwill in the year ended December 31, 2006 or to the amortizing intangible assets in any year.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize deferred tax assets in the future and it records liabilities for uncertain tax matters based on assessment of the likelihood of sustaining certain tax positions. In estimating whether deferred tax assets are realizable, it estimates levels of future taxable income by considering historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate taxable income.

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

Our group medical reserve is based on the dollar-weighted average historical lag between the date the service was incurred and the date the claim is paid, which was approximately 60 days at December 31, 2006. A 5-day increase or decrease in the lag would increase or decrease the reserve by approximately $50,000.

Our workers’ compensation reserve is estimated based on industry development factors of incurred losses. A 1-percentage point increase or decrease in the development factor would increase or decrease the reserve by $85,000 at December 31, 2006.

The product and general liability reserve is the sum of the loss estimate of known claims and the estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated based on the historical annual number of claims times the historical cost per claim. A 10% increase or decrease in the average cost would increase or decrease the December 31, 2005 reserve by $70,000.

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

A one percentage point change in the discount rate would have the following effects:

	1 Percentage Point	1 Percentage Point
	Increase	Decrease
	($ in thousands)

Effect on 2006 net periodic pension cost	$(240)	$296
Effect on December 31, 2006 pension benefit obligation	(1,918)	2,415
Effect on 2006 postretirement cost	(3)	1
Effect on December 31, 2006 postretirement benefit obligation	(29)	34

In accordance with the guidelines of the most recent actuarial valuation of the pension plan, the Company’s expected return on plan assets is 8.0%, which represents a weighted average of 11% for equity securities, 5.5% for debt securities, and 4% for cash and cash equivalents and insurance contract. A one percentage point change in the expected return on plan assets would have the following effects:

	1 Percentage Point	1 Percentage Point
	Increase	Decrease
	($ in thousands)

Effect on 2006 net periodic pension cost	$(102)	$102

Common Stock Valuation

On December 20, 2006, we completed an initial public offering of our common stock and accordingly, any transactions impacted by the value of the our stock is based on the publicly traded share price on the date of the transaction. Effective with the initial public offering, the put rights of the Management Stockholders’ Agreement were terminated. No transactions involving our common stock valuation occurred from December 20 through December 31, 2006.

Prior to our initial public offering, we were required to value our common stock for purposes of (i) calculating compensation expense in connection with the award of unvested stock and stock option grants and (ii) calculating the redemption value of our common stock that was subject to put under our Management Stockholders’ Agreement. The value of our common stock was determined after careful consideration of all available facts and circumstances. The critical factors affecting this analysis include:

•	the independent appraisal obtained within 90 days of the end of each fiscal year that we were required to obtain pursuant to the Management Stockholders’ Agreement;

•	the amount of adjusted EBITDA (defined as income (loss) from operations adjusted for depreciation, amortization of intangibles and impairment of goodwill; loss on early extinguishment of long-term debt; gain (loss) from disposals of property, plant, and equipment; facility closing and severance expenses; and stock compensation expense) we generated;

•	the implied multiple of adjusted EBITDA derived from the independent appraisal required by the Management Stockholders’ Agreement;

•	the lack of liquidity of our capital stock as a private company;

•	our historical operating results compared to budget;

•	the amount of our outstanding indebtedness;

•	any recent impairment charges;

•	the level of activity in the nonresidential construction industry;

•	our future prospects; and

•	the likelihood of a future liquidity event.

Our estimation of the value of our common stock affected the amount of compensation expense reflected in our income statement in that it affected the amount of compensation that was deemed to have been paid in connection with any award of unvested shares of stock or grants of stock options. The valuation of our underlying common stock required us to exercise discretion and make judgments based on all available circumstances at the time of any particular award or grant. Determining the redemption value of the stock that was subject to put under the Management Stockholders’ Agreement also required management to exercise judgment. We were required under the terms of the Management Stockholders’ Agreement to obtain an independent appraisal of our common stock within 90 days of each of our fiscal year end. These appraisals were based upon the results of operations for the fiscal year then ended and all other relevant facts and circumstances and were used to determine the redemption price of the stock subject to put under the Management Stockholders’ Agreement. The redemption price contemplated by the Management Stockholders’ Agreement was determined based upon these appraisals and the date on which an employee’s employment ends. An employee whose employment ended during the first six months of any fiscal year was permitted to put his stock to the Company at a redemption price equal to the appraised value of the common stock as of the immediately preceding fiscal year end. An employee whose employment ended during the last half of any fiscal year was permitted to put his stock to us at a redemption price equal to the weighted average of the appraised value of the common stock as of the immediately preceding fiscal year end and the appraised value as of the end of the fiscal year in progress. Because this subsequent appraised value was not available as of the date of termination, we used our best estimate of the fair market value as of the termination date as an estimate for what the future appraised value would be. The judgment was based on the same factors that are used to determine compensation expense in connection with unvested share awards and stock option grants.

In the first quarter of 2006, we obtained an independent appraisal from Valuation Research Corporation as of December 31, 2005 that valued our common stock at $0.69 per share, which implied an adjusted EBITDA multiple of 7.60x. We utilized this value in calculating the redemption value of stock subject to put on our December 31, 2005 balance sheet, as required by the Management Shareholders’ Agreement, after deducting the amount of stockholder loans owed to the Company by the stockholders who have put rights under the Management Stockholders’ Agreement.

On June 30, 2006, we awarded 1,005,967 unvested shares of stock to three of our executive officers. We valued the stock on June 30, 2006 at $5.85 per share. The compensation expense associated with the June 30, 2006 stock awards will be recognized as a non-cash charge in future periods as the stock vests through December 31, 2009. We expensed $1.5 million for these stock awards in the fourth quarter of 2006. Based on the current vesting schedule, this compensation expense is expected to be $2.6 million in 2007, $1.2 million in 2008, and $0.5 million in 2009. On September 29, 2006, we granted a former director and executive officer options to purchase 80,307 shares of our common stock at an exercise price of $12.46 per share. As of September 29, 2006, based on our improving operating results, the increased likelihood of achieving sustainable profitability in the near term, continued improvements in the non-residential construction industry, our increasing confidence in our prospects for the full year 2006 and beyond and the increasing likelihood that our initial public offering of common stock would be consummated in the near term, we determined that $11.30 per share of our common stock was an appropriate valuation as of September 29, 2006. As a result, we recorded compensation expense of $510,000 in the quarter ended September 29, 2006 for the options granted to our former director and executive officer.

Because the compensation expense reflected in our results of operations was based in part on management’s judgment as to the value of the Company’s common stock — which is necessarily subjective — subjective discretion impacts our reported results of operations. Similarly, the redemption value of stock subject to put reflected on its balance sheet was based on the judgment of an independent appraiser and, in the case of stock held by employees whose term of employment ends during the second half of any fiscal year, our own judgment as to fair market value. As a result, these accounting policies required management to make estimates and assumptions that impacted our financial statements.

Revenue Recognition

Revenue is recognized from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are physically segregated and we do not retain any specific performance obligations. For customer-requested bill and hold transactions in which a performance obligation exists on our part prior to the delivery date, we do not recognize revenue until the total performance obligation has been met and all of the above criteria related to bill and hold transactions have been met. In instances where the customer provides payment for these services prior to the delivery date, the revenue is deferred until all performance obligations have been met. Sales under bill and hold arrangements were $3.7 million, $1.0 million, and $2.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current period charges. We complied with the provisions of SFAS No. 151 as of January 1, 2006, with no impact to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-based employee compensation in their financial statements. We adopted SFAS No. 123R effective January 1, 2006 and recorded stock compensation expense of $2.25 million for the year ended December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets, such as a change from straight-line to double-declining balance, be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. We adopted the provisions of SFAS No. 154 as of January 1, 2006 and will apply SFAS No. 154 to any future accounting changes.

In June 2005, the FASB issued EITF 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF 05-6 requires that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning January 1, 2006. EITF 05-6 had no impact to our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to comply with the provisions of Interpretation No. 48 as of January 1, 2007. We assessed the impact of this Interpretation on our December 31, 2006 consolidated financial statements. Due to our net operating loss and related valuation allowance, the adoption of Interpretation No. 48 will not have a material impact on our balance sheet or statement of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. We will be required to comply with Statement No. 157 as of the first annual period that begins after November 15, 2007. We have not determined the impact that Statement No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We previously measured the funded status of its plan as of our year-end statement date, so this portion of the Statement had no impact on our financial statements. We have recognized the funded status of our defined benefit pension and postretirement benefit plans and provided the required disclosures as of December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (SAB 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unaudited. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. We determined that SAB 108 has no impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2006, the only financial instrument we had that is sensitive to changes in interest rates is our $130.0 million revolving credit facility. No balance was outstanding on the facility as of December 31, 2006. The facility has several interest rate options, which re-price on a short-term basis.

During the year ended December 31, 2006, our weighted average interest rate on the facility was 8.1%. A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $0.7 million.

In the ordinary course of our business, we also are exposed to price changes in raw materials (particularly steel rod and steel bar), freight due to fuel costs, and products purchased for resale. The prices of these items can change significantly due to changes in the markets in which our suppliers operate. We do not use financial instruments to manage our exposure to changes in commodity prices.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Dayton Superior Corporation

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (a Delaware Corporation) and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, cash flows and comprehensive loss for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dayton Superior Corporation and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted FASB Statement No. 123(R) (revised 2004), Share Based Payment. As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

DELOITTE & TOUCHE LLP

Dayton, OH
March 30, 2007

Dayton Superior Corporation and Subsidiary

Consolidated Balance Sheets
As of December 31

	2006	2005
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$26,813	$—
Accounts receivable, net of reserves for doubtful accounts and sales returns and allowances of $5,430 and $5,435	71,548	62,326
Inventories	58,396	57,372
Prepaid expenses and other current assets	5,907	5,134
Prepaid income taxes	320	546

Total current assets	162,984	125,378

Rental equipment, net of accumulated depreciation of $63,469 and $56,591	63,766	68,400

Property, plant and equipment
Land and improvements	1,857	1,595
Building and improvements	16,330	14,394
Machinery and equipment	85,442	80,502

	103,629	96,491
Less accumulated depreciation	(57,932)	(58,327)

Net property, plant and equipment	45,697	38,164

Goodwill	43,643	43,643
Intangible assets, net of accumulated amortization	5,062	5,025
Other assets	483	910

Total assets	$321,635	$281,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,551	$2,864
Current portion of deferred gain on sale-leaseback	1,635	3,530
Accounts payable	40,883	27,267
Accrued compensation and benefits	18,001	12,266
Accrued interest	6,234	6,589
Accrued freight	4,849	4,031
Other accrued liabilities	7,476	5,247

Total current liabilities	81,629	61,794
Revolving credit facility	—	48,700
Other long-term debt, net of current portion	319,899	317,690
Deferred income taxes	11,354	11,406
Deferred gain on sale-leaseback, net of current portion	4,073	5,199
Other long-term liabilities	6,224	8,068

Total liabilities	423,179	452,857

Commitments and contingencies (Note 10)
Common stock subject to put option, 0 and 506,318 shares, net of related loans to stockholders of $0 and $350	—	—

Stockholders’ deficit
Common stock; $0.01 and no par value; 100,000,000 and 13,003,800 shares authorized; 18,773,283 (754,475 unvested) and 10,139,650 shares issued; and 18,773,283 and 9,522,165 shares outstanding and not subject to put option	188	115,248
Additional paid-in capital	201,602	—
Loans to stockholders	(2,268)	(1,643)
Treasury stock, at cost, 0 and 111,167 shares	—	(1,509)
Accumulated other comprehensive loss	(981)	(1,357)
Accumulated deficit	(300,085)	(282,076)

Total stockholders’ deficit	(101,544)	(171,337)

Total liabilities and stockholders’ deficit	$321,635	$281,520

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Operations
Years Ended December 31

	2006	2005	2004
	($ and shares in thousands,
	except per share amounts)

Product sales	$388,100	$352,888	$348,036
Rental revenue	62,769	49,485	42,231
Used rental equipment sales	28,441	16,610	28,372

Net sales	479,310	418,983	418,639

Product cost of sales	296,351	277,107	265,228
Rental cost of sales	36,845	38,038	35,719
Used rental equipment cost of sales	7,706	5,254	10,388

Cost of sales	340,902	320,399	311,335

Product gross profit	91,749	75,781	82,808
Rental gross profit	25,924	11,447	6,512
Used rental equipment gross profit	20,735	11,356	17,984

Gross profit	138,408	98,584	107,304
Selling, general and administrative expenses	103,644	93,956	89,735
Stock compensation expense	2,249	—	—
Facility closing and severance expenses	423	1,712	2,036
Amortization of intangibles and impairment of goodwill	560	64,570	989
Loss (gain) on disposals of property, plant and equipment	(1,504)	4,529	(248)

Income (loss) from operations	33,036	(66,183)	14,792
Other expenses
Interest expense	49,983	48,133	47,207
Interest income	113	(163)	(559)
Loss on early extinguishment of long-term debt	—	—	842
Other (income) expense	555	(89)	(134)

Loss before provision for income taxes	(17,615)	(114,064)	(32,564)
Provision for income taxes	394	639	16,185

Net loss	$(18,009)	$(114,703)	$(48,749)

Basic net loss per common share	$(1.76)	$(11.57)	$(4.91)
Average number of common shares outstanding	10,225	9,916	9,933
Diluted net loss per common share	$(1.76)	$(11.57)	$(4.91)
Average number of common shares and equivalents outstanding	10,225	9,916	9,933

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2006, 2005, and 2004

							Accumulated Other
							Comprehensive Loss
								Pension
							Cumulative	and Other
			Additional				Foreign	Post-
	Common Stock		Paid-in	Loans to	Treasury Stock		Currency	Retirement	Accumulated
	Shares	Amount	Capital	Stockholders	Shares	Amount	Translation	Benefits	Deficit	Total
	($ in thousands)

Balance at January 1, 2004	9,436,158	$110,637	$—	$(36)	79,641	$(1,184)	$116	$(1,325)	$(118,624)	$(10,416)
Net loss									(48,749)	(48,749)
Foreign currency translation adjustment							193			193
Change in minimum pension liability (net of benefit for income taxes of $73)								(121)		(121)
Excess of redemption value of common stock subject to put over exercise price of stock options		(635)								(635)
Expiration of put options and reclassification of related loans to stockholders	52,314	541		(295)						246
Change in redemption value of common stock subject to put		14								14

Balances at December 31, 2004	9,488,472	110,557	—	(331)	79,641	(1,184)	309	(1,446)	(167,373)	(59,468)
Net loss									(114,703)	(114,703)
Foreign currency translation adjustment							322			322
Change in minimum pension liability (net of benefit for income taxes of $332)								(542)		(542)
Excess of redemption value of common stock subject to put over exercise price of stock options		(6)								(6)
Expiration of put options	2,167	22								22
Redemption of common stock	31,526	400			31,526	(325)				75
Change in redemption value of common stock subject to put		4,275		(1,312)						2,963

Balances at December 31, 2005	9,522,165	115,248	—	(1,643)	111,167	(1,509)	631	(1,988)	(282,076)	(171,337)
Net loss									(18,009)	(18,009)
Foreign currency translation adjustment							(55)			(55)
Change in minimum pension liability (net of provision for income taxes of $278)								455		455
Adoption of SFAS 158, net of benefit for income taxes of $15								(24)		(24)
Reincorporation as a Delaware corporation	(111,167)	(115,154)	113,645		(111,167)	1,509				—
Expiration of put options	506,318	5	800	(805)						—
Grant of stock options and restricted stock	1,005,967	10	2,239							2,249
Changes in loans to stockholders				180						180
Issuance of common stock, net of issuance costs of $9,203	7,850,000	79	84,918							84,997

Balances at December 31, 2006	18,773,283	$188	$201,602	$(2,268)	—	$—	$576	$(1,557)	$(300,085)	$(101,544)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31

	2006	2005	2004
	($ in thousands)

Cash Flows From Operating Activities:
Net loss	$(18,009)	$(114,703)	$(48,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on the early extinguishment of long-term debt	—	—	842
Depreciation	25,919	32,857	30,749
Amortization of intangibles and impairment of goodwill	560	64,570	989
Stock compensation expense	2,249	—	—
Deferred income taxes	(315)	288	16,501
Amortization of deferred financing costs and debt discount	5,680	5,572	5,087
Amortization of deferred gain from sale-leaseback	(3,021)	(2,462)	—
Gain on sale of rental equipment	(20,735)	(11,356)	(17,984)
Loss (gain) on sale of property, plant, and equipment	435	6,362	(248)
Change in assets and liabilities:
Accounts receivable	(9,222)	5,705	(3,182)
Inventories	(1,024)	2,017	(9,952)
Prepaid expenses and other assets	(813)	5,734	(1,588)
Prepaid income taxes	226	(181)	3,549
Accounts payable	9,576	6,181	560
Accrued liabilities and other long-term liabilities	7,336	1,877	(5,033)

Net cash provided by (used in) operating activities	(1,158)	2,461	(28,459)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(13,237)	(6,687)	(5,423)
Proceeds from sale of property, plant, and equipment	21	1,547	837
Rental equipment additions	(21,535)	(27,842)	(20,633)
Proceeds from sales of rental equipment	28,440	16,610	28,372
Acquisitions	—	—	(245)

Net cash provided by (used in) investing activities	(6,311)	(16,372)	2,908

Cash Flows From Financing Activities:
Repayments of long-term debt, including revolving credit facility	(190,608)	(148,490)	(123,190)
Issuance of long-term debt, including revolving credit facility	139,028	134,375	153,579
Financing costs incurred	(1,272)	(3)	(2,557)
Proceeds from sale/leaseback transaction	—	23,180	—
Issuance of common stock subject to put option	—	29	73
Issuance of common stock, net of issuance costs	87,009	—	—
Changes in common stock subject to put option from activity in loans to stockholders	—	(6)	(38)
Net change in loans to stockholders	180	—	—

Net cash provided by financing activities	34,337	9,085	27,867

Effect of Exchange Rate Changes on Cash	(55)	322	193

Net increase (decrease) in cash and cash equivalents	26,813	(4,504)	2,509
Cash, beginning of year	—	4,504	1,995

Cash and cash equivalents, end of year	$26,813	$—	$4,504

Supplemental Disclosures:
Cash paid (refunded) for income taxes	$341	$398	$(4,341)
Cash paid for interest	44,771	42,120	41,238
Purchase of equipment on capital lease	917	430	481
Property, plant and equipment and rental equipment additions in accounts payable	2,762	1,471	1,126
Financing cost additions in accounts payable	736	—	—
Common share issuance costs in accounts payable	2,012	—	—
Reclassification of common stock due to expiration of put options	—	22	246
Reclassification of common stock due to excess of redemption value of common stock subject to put over exercise price of stock options	—	6	635
Reclassification of common stock due to repayment of stockholder loans through redemption of common stock	—	75	—
Reclassification of common stock due to change in redemption value of common stock subject to put option	—	2,963	14

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Comprehensive Loss
Years Ended December 31

	2006	2005	2004
	($ in thousands)

Net loss	$(18,009)	$(114,703)	$(48,749)
Other comprehensive income
Foreign currency translation adjustment	(55)	322	193
Change in minimum pension liability, net of provision (benefit) for income taxes of $278, ($332), and ($73)	455	(542)	(121)

Comprehensive loss	$(17,609)	$(114,923)	$(48,677)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
($ in thousands, except per share amounts)

(1)  The Company

The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly-owned subsidiary (collectively referred to as the “Company”). All intercompany transactions have been eliminated.

Odyssey Investment Partners Fund, LP (“Odyssey”) is our principal stockholder. Along with certain of its affiliates, co-investors, and certain members of the Company’s management who are a party to a voting agreement, Odyssey controlled 54.2% of the Company as of December 31, 2006 and 53.5% as of March 26, 2007.

In December 2006, in connection with the Company’s initial public offering of its common stock, the Company amended its certificate of incorporation to effectuate a 2.1673-for-1 stock split and reincorporate from Ohio to Delaware under the same name, by means of a merger into a newly-formed Delaware corporation, effective December 15, 2006. All common share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

In its initial public offering, the Company issued 7,850,000 shares of common stock and received net proceeds of $84,997, net of issuance costs. In January 2007, the underwriters of the offering exercised a portion of their over-allotment option. The Company issued an additional 250,000 shares of common stock and received net proceeds of $2,790, net of issuance costs.

The Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 17 manufacturing/distribution plants and 23 service/distribution centers in the United States and Canada. The Company employs approximately 700 salaried and 900 hourly personnel, of whom approximately 550 of the hourly personnel and 4 of the salaried personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements.

(2)  Summary of Significant Accounting Policies

Accounts Receivable Reserves

The Company maintains reserves for sales discounts and allowances and for doubtful accounts for estimated losses resulting from customer disputes and/or the inability of our customers to make required payments. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible. Recoveries of receivables previously charged off as uncollectible are credited to the allowance.

Inventories

The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Those reserves were $3,695

Notes to Consolidated Financial Statements — (Continued)

and $4,062 as of December 31, 2006 and 2005, respectively. Following is a summary of the components of inventories as of December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005

Raw materials	$14,095	$13,248
Work in progress	2,282	2,813
Finished goods	42,019	41,311

Total Inventory	$58,396	$57,372

Rental Equipment

Rental equipment is manufactured by the Company for resale and for rent to others on a short-term basis. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line method. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. The families changed were acquired as part of an acquisition in 2003 and the Company used an estimated useful life of three years based primarily on the risk of realizable value and uncertain resale value of this equipment when sold as used rental equipment. Subsequent data showed demand for the equipment was strong and that resale values of the equipment were consistent with other rental equipment. The physical utilization of the rental equipment lasts approximately fifteen years. The impact of this change in estimate reduced rental cost of sales by approximately $3,000 for the year ended December 31, 2006.

Property, Plant and Equipment

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

Included in the cost of property, plant and equipment and rental equipment are assets obtained through capital leases. As of December 31, 2006, the cost of assets under capital lease is $5,085 with accumulated amortization of $2,819. As of December 31, 2005, the cost of assets under capital lease was $5,071, with accumulated amortization of $2,397. Amortization expense related to assets under capital lease was $778, $843, and $819 for the periods ended December 31, 2006, 2005, and 2004, respectively.

Goodwill and Intangible Assets

As with tangible and other intangible assets, periodic impairment reviews of goodwill are required, at least annually, as well as when events or circumstances change. The Company reviews the recorded value of its goodwill annually on a segment by segment basis in the fourth quarter using data as of the third quarter, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires the Company to estimate the fair value of its long-lived assets and considerable judgment must be exercised in determining these values.

When exercising judgment, the Company carefully considers all of the relevant facts and circumstances available to it at the time. The critical factors affecting this analysis include:

•	the amount of adjusted EBITDA (which is income (loss) from operations adjusted for depreciation, amortization of intangibles and impairment of goodwill; loss on early extinguishment of long-term debt; gain (loss) from disposals of property, plant, and equipment; facility closing and severance expenses; and stock compensation expense) generated by each of the Company’s business segments;

Notes to Consolidated Financial Statements — (Continued)

•	the Company’s ability to meet operating results compared to budget;

•	the level of expected activity in the nonresidential construction industry; and

•	the Company’s future prospects.

Taking all of these factors into account, the Company determined the fair value of its business segments as of December 31, 2006 and 2005 by deriving enterprise value indications of its business segments using a range of adjusted EBITDA multiples. The Company used this approach on these dates because it determined that a discounted cash flow analysis was not a reliable methodology for testing goodwill impairment of its business segments because it had been unable to reliably project future cash flows over the prior several years. This inability had been due to the cyclical and seasonal nature of the Company’s business and the lack of near-term visibility with the respect to nonresidential construction activity.

Because impairment tests are based in part on management’s judgment as to the fair value of the Company’s business segments relative to their carrying value — which is necessarily subjective — management’s discretion impacts any decision to record an impairment charge and therefore affects the Company’s reported results of operation.

Prior to 2006, the Company’s financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company had been unable to consistently sustain positive cash flow and, at that time, its future ability to do so was uncertain. Accordingly, for the year ended December 31, 2005, the Company recorded an impairment charge of $64,000 to reduce the carrying value of goodwill to its implied fair value. The goodwill impairment has been included in the caption “amortization of intangibles and impairment of goodwill” in the consolidated statement of operations. There was no impairment to goodwill in the year ended December 31, 2006 or to the amortizing intangible assets in any year.

The following is a reconciliation of goodwill by segment:

		Rental
		Revenues/
		Sales of
	Product	Used Rental
	Sales	Equipment	Total

Balance at January 1, 2005	$96,292	$11,351	$107,643
Impairment	(52,649)	(11,351)	(64,000)

Balances at December 31, 2005 and 2006	$43,643	$—	$43,643

Business acquisitions often result in recording intangible assets, which are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization is provided over the term of the credit arrangement (23 months to 9 years) for deferred financing costs, the term of the agreement (3 to 7.5 years) for non-compete agreements and license agreements, over the estimated useful life (1-15 years) for intellectual property and dealer network. Amortization of non-compete agreements, intellectual property, license agreements, and dealer network is reflected as “Amortization of intangibles” in the accompanying consolidated statements of operations. The estimated aggregate amortization expense for each of the next five years is as follows: $169 in 2007, $129 in 2008, $120 in each of 2009 and 2010, and $72 in 2011. Amortization of deferred financing costs is reflected as “Interest expense” in the accompanying consolidated statements of operations. The estimated aggregate expense for each of the next three years related to the amortization of deferred financing costs is as follows: $1,978 in 2007, $1,618 in 2008, and $419 in 2009.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consist of the following at December 31:

	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Deferred financing costs	$9,042	$(5,027)	$4,015	$7,034	$(3,413)	$3,621
Non-compete agreements	198	(171)	27	1,647	(1,209)	438
License agreements	307	(84)	223	80	(42)	38
Intellectual property	1,047	(250)	797	1,047	(178)	869
Pension benefits	—	—	—	59	—	59
Dealer network	33	(33)	—	33	(33)	—

	$10,627	$(5,565)	$5,062	$9,900	$(4,875)	$5,025

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize deferred tax assets in the future and it records liabilities for uncertain tax matters based on assessment of the likelihood of sustaining certain tax positions. In estimating whether deferred tax assets are realizable, it estimates levels of future taxable income by considering historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate taxable income.

Environmental Remediation Liabilities

The Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants issued Statement of Position 96-1, “Environmental Remediation Liabilities,”. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Common Stock Valuation

On December 20, 2006, the Company completed an initial public offering of its common stock and accordingly, any transactions impacted by the value of the Company’s stock is based on the publicly traded share price on the date of the transaction. Effective with the initial public offering, the put rights of the Management Shareholders’ Agreement were terminated. No transactions involving the Company’s common stock valuation occurred from December 20 through December 31, 2006.

Prior to the Company’s initial public offering, the Company was required to value its common stock for purposes of (i) calculating compensation expense in connection with the award of unvested stock and stock option grants and (ii) calculating the redemption value of the stock of the Company’s common stock that were subject to put under the Company’s Management Stockholders’ Agreement. The value of the Company’s common stock was determined by the Company after careful consideration of all available facts and circumstances. The critical factors affecting this analysis include:

•	the independent appraisal obtained within 90 days of the end of each fiscal year that was required to be obtained pursuant to the Management Stockholders’ Agreement;

•	the amount of adjusted EBITDA (which is income (loss) from operations adjusted for depreciation, amortization of intangibles and impairment of goodwill; loss on early extinguishment of long-term debt;

Notes to Consolidated Financial Statements — (Continued)

gain (loss) from disposals of property, plant, and equipment; facility closing and severance expenses; and stock compensation expense) generated by the Company;

•	the implied multiple of adjusted EBITDA derived from the independent appraisal required by the Management Stockholders’ Agreement;

•	the lack of liquidity for the Company’s capital stock as a private company;

•	the Company’s historical operating results compared to budget;

•	the amount of the Company’s outstanding indebtedness;

•	any recent impairment charges;

•	the level of activity in the nonresidential construction industry;

•	the Company’s future prospects; and

•	the likelihood of a future liquidity event.

The Company’s estimation of the value of its common stock affected the amount of compensation expense reflected in its income statement in that it affects the amount of compensation that was deemed to have been paid in connection with any award of unvested shares of stock or grants of stock options. The valuation of the Company’s underlying common stock required the Company to exercise discretion and make judgments based on all available circumstances at the time of any particular award or grant. Determining the redemption value of the stock that were subject to put under the Management Stockholders’ Agreement also required management to exercise judgment. The Company was required under the terms of the Management Stockholders’ Agreement to obtain an independent appraisal of its common stock within 90 days of each of its fiscal year end. These appraisals were based upon the results of operations for the fiscal year then ended and all other relevant facts and circumstances and were used to determine the redemption price of the stock subject to put under the Management Stockholders’ Agreement. The redemption price contemplated by the Management Stockholders’ Agreement was determined based upon these appraisals and the date on which an employee’s employment ends. An employee whose employment ended during the first six months of any fiscal year was permitted to put his stock to the Company at a redemption price equal to the appraised value of the common stock as of the immediately preceding fiscal year end. An employee whose employment ended during the last half of any fiscal year was permitted to put his stock to the Company at a redemption price equal to the weighted average of the appraised value of the common stock as of the immediately preceding fiscal year end and the appraised value as of the end of the fiscal year in progress. Because this subsequent appraised value was not available as of the date of termination, the Company used its best estimate of the fair market value as of the termination date as an estimate for what the future appraised value would be. The judgment was based on the same factors that are used to determine compensation expense in connection with unvested share awards and stock option grants.

In the first quarter of 2006, the Company obtained an independent appraisal from Valuation Research Corporation as of December 31, 2005 that valued its common stock at $0.69 per share, which implied an adjusted EBITDA multiple of 7.60x. The Company utilized this value in calculating the redemption value of stock subject to put on its December 31, 2005 balance sheet, as required by the Management Stockholders’ Agreement, after deducting the amount of stockholder loans owed to the Company by the stockholders who have put rights under the Management Stockholders’ Agreement.

Because the compensation expense reflected in the Company’s results of operations was based in part on management’s judgment as to the value of the Company’s common stock — which is necessarily subjective — subjective discretion impacts the Company’s reported results of operations. Similarly, the redemption value of stock subject to put reflected on its balance sheet was based on the judgment of an independent appraiser and, in the case of stock held by employees whose term of employment ends during the second half of any fiscal year, the Company’s own judgment as to fair market value. As a result, these accounting policies required management to make estimates and assumptions that impacted the Company’s financial statements.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation Adjustment

The financial statements of the Company’s foreign subsidiary are maintained in their functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of stockholders’ deficit. Transactions in foreign currencies are translated into U.S. dollars at the rate in effect on the date of the transaction. Changes in foreign exchange rates from the date of the transaction to the date of the settlement of the asset or liability are recorded as income or expense.

Revenue Recognition

Revenue is recognized from product sales when the product is shipped from the Company’s facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are physically segregated and the Company does not retain any specific performance obligations. For customer-requested bill and hold transactions in which a performance obligation exists on the part of the Company prior to the delivery date, the Company does not recognize revenue until the total performance obligation has been met and all of the above criteria related to bill and hold transactions have been met. In instances where the customer provides payment for these services prior to the delivery date, the revenue is deferred until all performance obligations have been met. Sales under bill and hold arrangements were $3,675, $979, and $2,863 for the years ended December 31, 2006, 2005, and 2004, respectively.

On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements.

Customer Rebates

The Company offers rebates to certain customers that are redeemable only if the customer meets certain specified thresholds relating to an aggregate level of sales. The Company records such rebates as a reduction of sales in the period that the underlying transaction that results in progress by the customer in earning the rebate. The rebates accrued as of December 31, 2006 and 2005 were $3,459 and $2,046, respectively.

Stock Compensation Expense

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, using a modified prospective application. Previously, the Company measured compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of shares of common stock and potential shares of common stock outstanding, if dilutive, during each period. The Company’s potential undistributed common shares represent the effect of unvested shares, warrants and stock options. For the year ended December 31, 2006, the 754,475 unvested shares were not included as their effect would have been anti-dilutive. For the years ended December 31, 2006, 2005, and 2004, the potential undistributed shares, consisting of warrants for 254,172 shares in each year, and stock options for 859,445, 871,391, and 1,480,218 shares, respectively, were not included in the calculation of diluted loss per share as their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the allowance for doubtful accounts and sales returns and allowances, the reserve for excess and obsolete inventory, the fair value of the Company and its business segments, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers’ compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

Fair Value of Financial Instruments

The carrying amount of cash and accounts receivable approximate fair value because of the relatively short maturity of these financial instruments. Fair values of debt are based on the last trade of the instrument prior to the balance sheet date.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). This statement requires those items to be recognized as current period charges. The Company complied with the provisions of SFAS No. 151 as of January 1, 2006, with no impact to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-based employee compensation in their financial statements. The Company has adopted SFAS No. 123R effective January 1, 2006 with the impacts described in Note 5 to the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets, such as a change from straight-line to double-declining balance, be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company adopted the provisions of SFAS No. 154 as of January 1, 2006 and will apply SFAS No. 154 to any future accounting changes.

In June 2005, the FASB issued EITF 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF 05-6 requires that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements

Notes to Consolidated Financial Statements — (Continued)

that are purchased or acquired in reporting periods beginning January 1, 2006 for the Company. EITF 05-6 had no impact to the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to comply with the provisions of Interpretation No. 48 as of January 1, 2007. The Company assessed the impact of this Interpretation on the December 31, 2006 consolidated financial statements. Due to net operating loss and related valuation allowance, the adoption of Interpretation No. 48 will not have a material impact on the balance sheet or statement of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company will be required to comply with Statement No. 157 as of the first annual period that begins after November 15, 2007. The Company has not determined the impact that Statement No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company had previously measured the funded status of its plan as of its year-end statement date, so this portion of the Statement had no impact on the Company’s financial statements. The Company has recognized the funded status of its defined benefit pension and postretirement benefit plans and provided the required disclosures as of December 31, 2006. The impact of Statement No. 158 is disclosed in note 6 to the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (SAB 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unaudited. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has determined that SAB 108 will have no impact on its consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)

(3)  Credit Arrangements

Following is a summary of the Company’s long-term debt as of December 31, 2006 and December 31, 2005:

	December 31,	December 31,
	2006	2005

Revolving credit facility, weighted average interest rate of 7.0% for 2005	$—	$48,700
Senior Second Secured Notes, interest rate of 10.75%	165,000	165,000
Debt discount on Senior Subordinated Notes	(3,208)	(4,776)
Senior Subordinated Notes, interest rate of 13.0.%	154,729	154,729
Debt discount on Senior Second Secured Notes	(4,746)	(6,114)
Senior notes payable to seller in 2003 acquisition, non-interest bearing, accreted at 6.0% to 14.5%	7,286	7,534
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,063	1,068
Capital lease obligations	2,326	2,930
Payable to vendor on extended terms, non-interest bearing, accreted at 6.0%	—	183

Total long-term debt	322,450	369,254
Less current maturities	(2,551)	(2,864)

Long-term portion	$319,899	$366,390

Scheduled maturities of long-term debt and future minimum lease payments under capital leases are:

	Long-term	Capital
Year	Debt	Leases	Total

2007	$1,809	$1,162	$2,971
2008	171,540	1,061	172,601
2009	154,729	298	155,027
2010	—	51	51

Long-Term Debt and Lease Payments	328,078	2,572	330,650
Less: Debt Discount	(7,954)	—	(7,954)
Less: Amounts Representing Interest	—	(246)	(246)

	$320,124	$2,326	$322,450

On January 30, 2004, the Company established an $80,000 senior secured revolving credit facility, which was used to refinance the previous $50,000 revolving credit facility. As a result of the transaction, the Company incurred a loss on the early extinguishment of long-term debt of $842, due to the expensing of deferred financing costs related to the previous revolving credit facility. On July 2, 2004, the Company increased the revolving credit facility to $95,000.

On December 1, 2006, the Company entered into an amendment to its revolving credit facility, which was scheduled to mature on January 30, 2007, that extended the maturity to July 31, 2008, increased the revolving credit facility to $130,000, and amended the definition of “change of control” in the events of default provisions of that facility. The revolving credit facility will define a change of control as (A) any event that results in a party other than Odyssey owning at least 35% of the outstanding shares of our voting stock unless Odyssey owns more than 35% of the outstanding shares of our voting stock or has the right to elect a majority of the board of directors or (B) the occurrence of a change of control as defined in the indentures governing the 10 3/4% Senior Second Secured Notes

Notes to Consolidated Financial Statements — (Continued)

due 2008 and the 13% Senior Subordinated Notes due 2009. The costs of the amendment were capitalized as deferred financing costs and are being amortized over the remaining term of the facility.

At December 31, 2006, no balance and $7,870 of letters of credit were outstanding under the facility. The facility has no financial covenants and is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15,000. Under the calculation, $114,364 of the $130,000 was available, resulting in available borrowings of $106,494 as of December 31, 2006. The estimated fair value of the credit facility approximates its book value as the facility re-prices on a short-term basis. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Average borrowing	$69,784	$63,564	$54,539
Maximum borrowing	83,200	77,500	72,425
Weighted average interest rate	8.1%	6.3%	4.6%

The Company has $165,000 of senior second secured notes (the “Senior Notes”) outstanding. The notes mature in June 2008 and were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the notes was $172,013 as of December 31, 2006. The senior second secured notes are secured by substantially all assets of the Company.

As of December 31, 2006, the Senior Subordinated Notes (the “Notes”) had a principal amount of $154,729 and mature in June 2009. The Notes were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 254,172 shares of the Company’s common stock for $0.0046 per share. The estimated fair value of the notes was $154,729 as of December 31, 2006. On November 10, 2006, the Company launched a solicitation of consents from registered holders of the 13% Senior Subordinated Notes due 2009 to amend the indenture governing those notes to permit the Company to incur additional indebtedness under credit facilities, including the revolving credit facility. The consent solicitation closed on December 1, 2006 and the Company amended its indenture on December 4, 2006. The costs of the consent were capitalized as deferred financing costs and are being amortized over the remaining term of the Notes.

The Company has two non-interest bearing notes to the seller of an acquisition in 2003. As of December 31, 2006, the notes have a book value of $7,286 and remaining payments of $9,178. The difference is being accreted at 6.0% to 14.5% using the effective interest method and is reflected as interest expense. Minimum future payments on the notes are $1,715 in 2007 and $7,463 in 2008. Payments may be accelerated if certain revenue targets are met.

Our other long-term debt of $3,389 at December 31, 2006 consisted of $1,063 of 9.1% junior subordinated debentures and $2,326 of capital lease obligations. The debentures have an estimated fair value of $903 and are due on demand, but have an ultimate maturity of September 30, 2029. The capital lease obligations are due in monthly payments through September 2010.

The wholly-owned foreign subsidiary of the Company is not a guarantor of the Notes or the Senior Notes and does not have any credit arrangements senior to the Notes or the Senior Notes.

(4)  Common Stock Subject to Put Option

As of December 31, 2006, the Company has no common stock subject to a put option.

Prior to the Company’s initial public offering, the Company, Odyssey, and certain current and former employees who are stockholders, were parties to a Management Stockholders’ Agreement (the “Management Stockholders’ Agreement”) that provided that, upon death, disability, retirement, or termination without cause of

Notes to Consolidated Financial Statements — (Continued)

the employment of a management stockholder, the management stockholder had certain put rights with respect to his or her common stock. Additionally, the Company had a call option with respect to a management stockholder’s common stock upon a termination of his or her employment for any reason. As the put option under the Management Stockholders’ Agreement was not solely within the Company’s control, the management stockholders’ stock were classified outside of stockholders’ equity (deficit) in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” The redemption value of the stock was recorded at the appraised fair value of the Company’s common stock as defined in the agreement. Changes in the redemption value are recorded to common stock.

The table below reconciles the redemption value to the amounts reflected on the December 31, 2005 consolidated balance sheet. The redemption value per share was calculated for each stockholder, based on the actual redemption value if currently redeemable and an estimated redemption amount using the formula in the Management Stockholders’ Agreement for stock not currently redeemable but that may in the future become entitled to redemption rights under the Management Stockholders’ Agreement.

	As of December 31, 2005
	Currently Redeemable				Not Redeemable		Total

Numbers of shares subject to put	47,286		85,090		373,942		506,318
Redemption value per share	$3.09	(a)	$4.70	(a)	$0.69	(a)
Gross value of shares subject to put	146		400		259		$805
Loans to stockholders(b)							(2,107)

Net value of shares subject to put							$(1,302)

(a)	The stock categorized as “Currently Redeemable” were the only stock currently redeemable under the Management Stockholders’ Agreement. The redemption values of $3.09 and $4.70 represented stock held by parties subject to the Management Stockholders’ Agreement whose employment was terminated by the Company during the second half of the year ended December 31, 2005. Pursuant to the terms of the Management Stockholders’ Agreement, the redemption value of the stock had been valued on a weighted average basis (based on the applicable date of termination) between the appraised value of the Company’s stock at December 31, 2004 and the appraised value at December 31, 2005. The redemption value of $0.69 represents stock held by parties to the Management Stockholders’ Agreement who were not currently entitled to redemption rights under the Management Stockholders’ Agreement but who may have become entitled to such redemption rights in the future and was derived pursuant to the terms of the Management Stockholders’ Agreement in accordance with the an appraisal performed as of December 31, 2005.

(b)	The Company recorded the redemption value of outstanding stock subject to put option net of the outstanding amount of stockholder loans, as required by EITF D-98. A stockholder could not redeem stock subject to put option without repaying his corresponding loan (if any). Therefore, when the redemption value changed to an amount that resulted in the net value of the stock to be negative, the Company classified this net negative value as “Loans to Stockholders,” a reduction of Stockholders’ Deficit.

(5) Common Stock

Stock Option Plan —

The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (“Stock Option Plan”), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. As of December 31, 2006, options to purchase 705,402 shares of common stock were available to be granted. The options granted in the year ended December 31, 2006, have a term of five years. The terms of the previous option grants are ten years from the date of grant.

The options granted during the year ended December 31, 2006, vested on the grant date. For the previous option grants, between 10% and 25% of the options have a fixed vesting period of less than three years. The

Notes to Consolidated Financial Statements — (Continued)

remaining options are eligible to become exercisable in installments over one to five years from the date of grant based on the Company’s performance but, in any case, become exercisable no later than nine years after the grant date.

These options may be subject to accelerated vesting upon certain change in control events based on Odyssey’s return on investment. Under the Stock Option Plan, the option exercise price equals the stock’s market price on date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require entities to report stock-based employee compensation in their financial statements. The Company has adopted SFAS No. 123R effective January 1, 2006 using a modified prospective application and recorded compensation expense of $699 for the year ended December 31, 2006. There was no cash impact to the Company related to these options. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 4%, was approximately $600 as of December 31, 2006, and is expected to be expensed over a weighted average period of 2.0 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following assumptions used for grants during the years ended December 31, 2006 and 2004:

	2006	2004

Risk-free interest rates	4.80%	2.62% - 3.24%
Expected dividend yield	0.00%	0.00%
Expected life	1 year	6 years
Expected volatility	158.75%	7.04%

The expected life is based on the estimated future exercise patterns. The expected volatility was based on the continuously compounded rate of return of the Company’s annual appraisal of its stock price performed in accordance with the Company’s Management Stockholders’ Agreement.

Previously, the Company measured compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. If compensation cost for the Company’s stock options had been determined based on the fair value method of SFAS No. 123R, the Company’s net loss would have been increased to the following pro forma amounts:

	2005	2004

Net loss, as reported	$(114,703)	$(48,749)
Stock compensation expense, net of benefit for income taxes	(250)	(247)

Pro forma net loss	$(114,953)	$(48,996)

Pro forma net loss per basic and diluted share	$(11.59)	$(4.93)

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s stock option plans at December 31, 2006, 2005, and 2004, and changes during the years then ended is presented in the table and narrative below:

		Weighted
		Average	Unvested	Weighted	Aggregate
	Number of	Exercise Price	Number of	Average Grant-	Intrinsic
	Shares	per Share	Shares	Date Value	Value

Outstanding at January 1, 2004	1,395,392	$11.55	1,046,348	$2.96	$915
Granted	172,084	11.93	172,084	2.03
Vested	—		(63,294)	3.09
Exercised	(67,282)	0.90	—		635
Expired	(2,982)	12.58	—
Forfeited	(16,994)	12.61	(16,994)	2.97

Outstanding at December 31, 2004	1,480,218	12.06	1,138,144	2.81	278
Vested	—		(22,341)	2.11
Exercised	(8,669)	1.85	—		7
Expired	(156,256)	11.69	—
Forfeited	(443,902)	12.58	(443,902)	2.67

Outstanding at December 31, 2005	871,391	11.96	671,901	2.93	—
Granted	80,307	12.46	80,307	2.93
Vested	—		(80,307)	2.93
Expired	(13,142)	12.28	—	—
Forfeited	(79,111)	12.67	(79,111)	2.22

Outstanding at December 31, 2006	859,445	$11.93	592,790	$3.02	$293

Price ranges and other information for stock options outstanding at December 31, 2006 are as follows:

	Outstanding				Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
		Exercise	Remaining	Intrinsic		Exercise	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value

$7.76 - $8.97	46,952	$8.27	1.5	$163	46,952	$8.27	$163
$11.07 - $12.69	812,493	12.14	5.1	130	219,703	12.23	25

	859,445	$11.93	4.4 years	$293	266,655	$11.53	$188

As of December 31, 2006, the number of shares expected to become exercisable was 568,487. The weighted average exercise price was $12.10, the weighted average remaining life was 4.6 years, and aggregate intrinsic value for these shares was $188.

On June 30, 2006, the Compensation Committee of the Board of Directors of the Company approved the issuance of 1,005,967 shares of restricted common stock to certain executives. Due to the completion of the Company’s initial public offering in December 2006, 25% of the stock vested on December 31, 2006 and 25% will vest on each of December 31, 2007, 2008, and 2009. The unvested portion of the stock is subject to forfeiture by the executive under certain circumstances and is subject to accelerated vesting upon a change of control, as defined.

In accordance with SFAS 123R, the per share grant-date fair value was the fair value of a share of common stock on June 30, 2006. The Company recorded $1,550 of compensation expense for the year ended December 31, 2006. The remaining compensation expense for unvested restricted stock will be $2,635 in 2007, $1,211 in 2008

Notes to Consolidated Financial Statements — (Continued)

and $485 in 2009. There was no cash impact to the Company for the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.

A summary of the status of the Company’s outstanding restricted stock as of and for the year ended December 31, 2006, is presented in the table below:

			Weighted
	Total	Unvested	Average
	Number of	Number of	Grant-Date
	Shares	Shares	Fair Value

Outstanding at December 31, 2005	—	—	$—
Granted	1,005,967	1,005,967	5.85
Vested	—	(251,492)	5.85

Outstanding at December 31, 2006	1,005,967	754,475	$5.85

As of December 31, 2006, the stock had an intrinsic value of $11,810 and had an indefinite remaining term.

Treasury Stock and Loans to Stockholders —

In December 2006, in connection with the Company’s stock split and reincorporation in Delaware, its treasury stock was retired.

During 2005, a former employee paid off a loan from the Company. In accordance with the pledge agreement securing the loan, the former employee surrendered to the Company his 31,526 shares of common stock in satisfaction of his obligations with respect to the loan. These 31,526 shares were reclassified from common stock subject to put option to common stock at their original redemption value of $400 and were recorded as treasury stock at the repayment value of $325.

(6)  Retirement Plans

Company-Sponsored Pension Plans —

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

Effective December 31, 2006, the Company has adopted the provisions of SFAS 158. The adoption of SFAS 158 had the following impact on the Company’s consolidated balance sheet as of December 31, 2006:

			Effect of
		Effect of	Adopting SFAS
	Prior to	Adopting	158 - Symons
	Adoption of	SFAS 158 -	Postretirement
	SFAS 158	Pension	Benefits	Adjusted

Intangible assets	$5,107	$(45)	$—	$5,062
Total assets	321,680	(45)	—	321,635
Other long-term liabilities	6,230	28	(34)	6,224
Deferred income taxes	11,369	(28)	13	11,354
Total liabilities	423,200	—	(21)	423,179
Accumulated other comprehensive loss	(957)	(45)	21	(981)
Total stockholders’ deficit	$(101,520)	$(45)	$21	$(101,544)

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status of the Company’s plans and the amounts recognized in the Company’s consolidated balance sheets and consolidated statements of operations as of and for the years ended December 31, 2006 and 2005:

			Symons	Symons
	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$13,273	$11,617	$501	$478
Service cost	682	663	—	—
Interest cost	760	697	28	26
Actuarial loss/(gain)	(407)	705	1	(1)
Participant contributions	—	—	115	130
Benefits paid	(388)	(409)	(106)	(132)

Benefit obligation at end of year	$13,920	$13,273	$539	$501

Change in plan assets
Fair value of plan assets at beginning of year	$9,990	$9,008	$—	$—
Actual return on plan assets	1,036	460	—	—
Participant contribution	—	—	115	130
Employer contribution	1,045	931	(9)	2
Benefits paid	(388)	(409)	(106)	(132)

Fair value of plan assets at end of year	$11,683	$9,990	$—	$—

Funded status	$(2,237)	$(3,283)	$(539)	$(501)
Unrecognized prior service cost	45	59	96	120
Unrecognized net loss (gain)	2,497	3,269	(130)	(141)

Net amount recognized	$305	$45	$(573)	$(522)

Amounts recognized in the statement of financial position consist of:
Intangible asset	$—	$59	$—	$—
Current liability	—	—	(43)	—
Long-term liability	(2,237)	(3,215)	(496)	(522)
Accumulated other comprehensive loss	2,542	3,201	(34)	—

Net amount recognized	$305	$45	$(573)	$(522)

Components of accumulated other comprehensive loss:
Net actuarial loss (gain)	$2,497	$3,201	$(130)	$—
Prior service cost	45	—	96	—

Accumulated other comprehensive loss	$2,542	$3,201	$(34)	$—

Components of net periodic benefit cost
Service cost	$682	$663	$—	$—
Interest cost	760	697	27	26
Expected return on plan assets	(816)	(729)	—	—
Amortization of actuarial loss	145	129	(10)	(10)
Amortization of prior service cost	14	14	24	24

Net cost	$785	$774	$41	$40

Additional Information
Increase (decrease) in other comprehensive loss	$(659)	$874	$(34)	$—
Portion of accumulated other comprehensive loss expected to be recognized as a component of net cost in 2007	86		16

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

			Symons	Symons
	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2006	2005	2006	2005

Discount rate	6.00%	5.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A

The weighted average assumptions used in the actuarial computation that derived net periodic benefit cost were as follows:

				Symons	Symons	Symons
	Pension	Pension	Pension	Postretirement	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.75%	6.00%	5.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

A one percentage point change in the discount rate would have the following effects:

	1 Percentage Point	1 Percentage Point
	Increase	Decrease

Effect on 2006 net periodic pension cost	$(240)	$296
Effect on December 31, 2006 pension benefit obligation	(1,918)	2,415
Effect on 2006 postretirement cost	(3)	1
Effect on December 31, 2006 postretirement benefit obligation	(29)	34

One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on assets. The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. The defined benefit pension plan’s assets are invested primarily in equity and fixed income mutual funds. The Company uses its long-term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan’s assets to develop the expected rate of return assumption used in the net periodic pension cost calculation.

In accordance with the guidelines of the most recent actuarial valuation of the pension plan, the Company’s expected return on plan assets is 8.0%, which represents a weighted average of 11% for equity securities, 5.5% for debt securities, and 4% for cash and cash equivalents and insurance contract. A one percentage point change in the expected return on plan assets would have the following effects:

	1 Percentage Point	1 Percentage Point
	Increase	Decrease

Effect on 2006 net periodic pension cost	$(102)	$102

The postretirement healthcare benefit plan is unfunded and has no plan assets. Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for this benefit plan.

As of December 31, 2006 and 2005, the pension plan had accumulated benefit obligations of $13,892 and $13,205, respectively.

Notes to Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates:

	December 31,
	2007	2006

Health care cost trend rate assumed for next year	12.0%	12.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point	Point
	Increase	Decrease

Effect on 2006 postretirement cost	$1	$(1)
Effect on the postretirement benefit obligation	13	(12)

The pension plan asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2006	2005

Equity Securities	52%	52%
Debt Securities	27	30
Cash and Cash Equivalents	16	12
Insurance Contract	5	6

Total	100%	100%

The Company’s pension plan asset investment strategy is to invest in a combination of equities and fixed income investments while maintaining a moderate risk posture. The targeted asset allocation within the investment portfolio is 55% equities and 45% fixed income. The Company evaluates the performance of the pension investment program in the context of a three to five-year horizon.

The Company expects to contribute $1,338 to the pension plan in 2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits

2007	$427	$43
2008	467	44
2009	490	46
2010	535	47
2011	591	38
Years 2012-2016	4,157	183

Multi-Employer Pension Plan —

Approximately 10% of the Company’s employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $336, $335, and $308 for the years ended December 31, 2006, 2005, and 2004, respectively.

Notes to Consolidated Financial Statements — (Continued)

401(k) Savings Plan —

Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $659, $763, and $760 for the years ended December 31, 2006, 2005, and 2004, respectively.

Retirement Contribution Account —

The Company has a defined contribution plan for substantially all salaried employees. Employees are not permitted to contribute to the plan. The Company suspended contributions to this account for service rendered in 2004. The Company partially reinstated contributions to this plan for service rendered in the second half of 2005 and for all of 2006. Depending on the age of the employee, participants earned 0.75% to 3.0% of eligible compensation from July 1 to December 31, 2005 and 1.5% to 6.0% of eligible compensation for 2006. The amounts charged to expense for the years ended December 31, 2006 and 2005 were $1,862 and $430, respectively.

(8)  Income Taxes

The following is a summary of the components of the Company’s income tax provision for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Currently payable (receivable):
Federal	$—	$—	$(239)
State and local	—	—	(19)
Foreign	709	351	(58)
Deferred (future tax benefit)	(5,777)	(23,709)	(12,154)
Change in valuation allowance	5,462	23,997	28,655

Total provision	$394	$639	$16,185

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2006, 2005, and 2004 for the following reasons:

	2006	2005	2004

Statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit and before valuation allowance	3.9	4.1	3.7
Nondeductible goodwill impairment and other permanent differences	(4.5)	(17.8)	(0.8)
Foreign income taxes	(2.0)	—	1.4
Valuation allowance	(31.0)	(20.9)	(88.0)
Other	(2.6)	—	—

Effective income tax rate	(2.2)%	(0.6)%	(49.7)%

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s deferred taxes as of December 31, 2006 and 2005 are the result of book/tax basis differences related to the following items:

	2006	2005

Deferred tax assets:
Accounts receivable reserves	$2,055	$2,058
Inventory reserves	1,387	1,286
Goodwill and intangible assets	2,617	3,057
Deferred gain on sale-leaseback	2,161	3,348
Accrued liabilities	3,404	4,356
Other long-term liabilities	1,402	1,956
Net operating loss carryforwards	47,675	40,176
Other	259	143
Valuation allowance	(58,114)	(52,652)

Total	2,846	3,728

Deferred tax liabilities:
Accelerated depreciation	(13,641)	(14,310)
Note payable to seller of Safway	(559)	(824)

Total	(14,200)	(15,134)

Net deferred taxes	$(11,354)	$(11,406)

For federal income tax purposes, the Company has federal net operating loss carryforwards of approximately $123,000 that expire over an eight-year period beginning in 2019. The Company also has state net operating tax loss carryforwards of approximately $100,000 that expire over a period of five to twenty years beginning in 2007. The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to these net operating loss carryforwards and other deferred tax assets, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance would be decreased or increased, resulting in a non-cash increase or decrease to net income.

A provision has not been made for domestic or additional foreign taxes on the undistributed portion of earnings of our foreign subsidiary as those earnings have been permanently reinvested. The undistributed earnings of the Company’s foreign subsidiary approximate $9,000. The amount of the deferred tax liability associated with these earnings has not been calculated, as it is impractical to determine.

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

Notes to Consolidated Financial Statements — (Continued)

Information about the income of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Product sales	$388,100	$352,888	$348,036
Rental revenue	62,769	49,485	42,231
Used rental equipment sales	28,441	16,610	28,372

Net sales	479,310	418,983	418,639

Product cost of sales	296,351	277,107	265,228
Rental cost of sales	36,845	38,038	35,719
Used rental equipment cost of sales	7,706	5,254	10,388

Cost of sales	340,902	320,399	311,335

Product gross profit	91,749	75,781	82,808
Rental gross profit	25,924	11,447	6,512
Used rental equipment gross profit	20,735	11,356	17,984

Gross profit	$138,408	$98,584	$107,304

Depreciation Expense:
Product sales (Property, plant, and equipment)	$5,041	$6,302	$5,471
Rental Revenue (Rental equipment)	19,156	24,474	22,654
Corporate	1,722	2,081	2,624

Total depreciation	$25,919	$32,857	$30,749

(10)  Commitments and Contingencies

Operating Leases —

Rental expense for property, plant and equipment (principally manufacturing/distribution, service/distribution, office facilities, forklifts, and office equipment) was $6,340, $6,589, and $5,879, for the years ended December 31, 2006, 2005 and 2004, respectively. Lease terms range from month-to-month to 20 years and some contain renewal options.

Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount

2007	$7,107
2008	5,140
2009	4,521
2010	4,273
2011	3,915
Thereafter	29,800

Total	$54,756

Several of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense, and the rent paid as accrued rent, and begins amortizing such deferred rent upon the possession of the leased location.

Notes to Consolidated Financial Statements — (Continued)

Litigation —

From time to time, the Company is involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which the Company is currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Self-Insurance —

The Company is self-insured for certain of its group medical, workers’ compensation and product and general liability claims. The Company consults with third party administrators to estimate the reserves required for these claims. No material revisions were made to the estimates for the years ended December 31, 2006, 2005 and 2004. The Company has reserved $6,985 and $6,254 as of December 31, 2006 and 2005, respectively. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on the type of claim. The stop loss amounts are as follows:

	Per Occurrence and	Aggregate
Insurance Type	per Annum Levels	per Annum Levels

Group Medical	$150		N/A
Worker’s Compensation	Up to 350	Up to $	5,680
Product and General Liability	Up to 500		Up to 4,000

Severance Obligations —

The Company has employment agreements with certain of its executive management with annual base compensation ranging in value from $180 to $350. The agreements generally provide for salary continuation in the event of termination without cause for periods of one to three years. The agreements also contain certain non-competition clauses. As of December 31, 2006, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was $1,915.

(11)  Facility Closing and Severance Expenses

During 2003, the Company approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 120, in order to keep its cost structure in alignment with net sales. Activity for this plan for the year ended December 31, 2004 was as follows:

	Involuntary	Lease		Other Post-
	Termination	Termination	Relocation of	Closing
	Benefits	Costs	Operations	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—	$—
Facility closing and severance expenses	63	1	—	61	125
Items charged against reserve	(63)	(1)	—	(61)	(125)

Balance, December 31, 2004	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements — (Continued)

During 2004, the Company approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 75, in order to keep its cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2004, 2005, and 2006 was as follows:

	Involuntary	Lease		Other Post-
	Termination	Termination	Relocation of	Closing
	Benefits	Costs	Operations	Costs	Total

Facility closing and severance expenses	$611	$307	$595	$398	$1,911
Items charged against reserve	(611)	(187)	(595)	(398)	(1,791)

Balance, December 31, 2004	—	120	—	—	120
Facility closing and severance expenses	105	264	5	157	531
Items charged against reserve	(105)	(339)	(5)	(157)	(606)

Balance, December 31, 2005	—	45	—	—	45
Facility closing and severance expenses	—	78	—	44	122
Items charged against reserve	—	(123)	—	(44)	(167)

Balance, December 31, 2006	$—	$—	$—	$—	$—

During 2005, the Company approved and began implementing a plan to exit certain of our distribution facilities and to reduce overall headcount by approximately 50, in order to keep its cost structure in alignment with net sales. Activity for this plan for the years ended December 31, 2005 and 2006 was as follows:

	Involuntary	Lease		Other Post-
	Termination	Termination	Relocation of	Closing
	Benefits	Costs	Operations	Costs	Total

Facility closing and severance expenses	$642	$—	$539	$—	$1,181
Items charged against reserve	(225)	—	(101)	—	(326)

Balance, December 31, 2005	417	—	438	—	855
Facility closing and severance expenses	—	247	(186)	23	84
Items charged against reserve	(417)	(247)	(252)	(23)	(939)

Balance, December 31, 2006	$—	$—	$—	$—	$—

During 2006, the Company initiated a plan to reduce overall headcount in order to realign its management structure. Activity for this plan for the year ended December 31, 2006 was as follows:

	Involuntary	Lease		Other Post-
	Termination	Termination	Relocation of	Closing
	Benefits	Costs	Operations	Costs	Total

Facility closing and severance expenses	$217	$—	$—	$—	$217
Items charged against reserve	(211)	—	—	—	(211)

Balance, December 31, 2006	$6	$—	$—	$—	$6

Also during 2006, the Company initiated a plan to move its manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois. No expense was incurred during 2006 for this plan. The move is expected to begin in 2007 and be completed in the first quarter of 2008, following renovation of the new facility. The Company currently estimates that during 2007 and 2008, it will incur

Notes to Consolidated Financial Statements — (Continued)

expenses and expend cash in the range of approximately $2,000 to $4,000 in connection with the relocation, which will be expensed as incurred in accordance with SFAS No. 146.

The Company paid the amounts accrued as of December 31, 2006 during the first quarter of 2007.

(12)  Sale-Leaseback Transactions

In April 2005, the Company sold its manufacturing facility in Des Plaines, Illinois to an unrelated party and immediately leased it back from the purchaser. The net proceeds after commissions and other normal closing costs were $11,636. The lease has an initial term of 24 months and was renewed for an additional 12 months. The Company realized a gain of $6,673 on the sale of the facility that was initially deferred and was being recognized ratably over the initial term of the lease. Upon the Company’s exercise of its renewal option during 2006, the recognition of the remaining deferred gain was extended over the new remaining lease term.

In October 2005, the Company completed a sale-leaseback transaction with a different unrelated party. The Company sold its manufacturing facilities in Aurora, Illinois; Kansas City, Kansas; and Parsons, Kansas and its distribution center in Miamisburg, Ohio. At the same time, the Company also entered into four separate leases, under which the Company immediately leased the four facilities back. The terms range from 10 to 13 years and permit the Company to renew each lease for up to two five-year renewal terms.

The net proceeds after commissions and other normal closing costs were $11,544. The Company realized an aggregate gain of $1,188 on the sale of these facilities, comprised of a.) gains of $4,518 that the Company initially deferred and is recognizing ratably over the terms of the applicable leases, and b.) a loss of $3,330 that was recognized immediately.

(13)  Related Party Transactions

For the years ended December 31, 2006, 2005, and 2004, the Company reimbursed Odyssey for travel, lodging, and meals of $45, $233, and $86, respectively.

(14)  Quarterly Financial Information (Unaudited)

	2006
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$101,331	$130,215	$131,641	$116,123	$479,310
Gross profit	26,493	38,728	39,209	33,978	138,408
Net income (loss)	(9,075)	1,494	(342)	(10,086)	(18,009)
Net income (loss) per basic and diluted share	(0.91)	0.15	(0.03)	(0.91)	(1.76)

	2005
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$85,782	$117,704	$114,071	$101,426	$418,983
Gross profit	20,909	28,852	28,189	20,634	98,584
Net loss	(14,689)	(5,598)	(6,657)	(87,759)	(114,703)
Net loss per basic and diluted share	(1.48)	(0.56)	(0.67)	(8.85)	(11.57)

The full year per share amounts do not equal the sum of the quarterly amounts due to rounding and to the timing of the issuance of common stock.

DAYTON SUPERIOR CORPORATION AND SUBSIDIARY

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

	Additions				Deductions
					Charges for
		Charged to			Which
	Balance at	Costs			Reserves	Balance at
	Beginning of	and			Were	End of
	Year	Expenses	Other		Created	Year
	(Amounts in thousands)

Reserves for Doubtful Accounts and
Sales Returns and Allowances
For the year ended December 31, 2006	$5,435	$3,712		$—	$(3,717)	$5,430
For the year ended December 31, 2005	5,375	3,956		—	(3,896)	5,435
For the year ended December 31, 2004	4,939	3,796		—	(3,360)	5,375
Net Realizable Value Reserve for Inventory
For the year ended December 31, 2006	$4,062	$474	$		$(841)	$3,695
For the year ended December 31, 2005	2,171	2,944		—	(1,053)	4,062
For the year ended December 31, 2004	1,897	1,224		—	(950)	2,171
Valuation Allowance for Deferred Tax Assets
For the year ended December 31, 2006	$52,652	$5,462		$—	$—	$58,114
For the year ended December 31, 2005	28,655	23,997		—	—	52,652
For the year ended December 31, 2004	—	28,655		—	—	28,655

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

This Annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is required as of December 31, 2007. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design of and operation of our internal controls including further formalization of policies and procedures and improving segregation of duties. Although we believe that our efforts will enable us to provide the required management report on internal controls and our independent registered public accountants to provide the required attestation as of fiscal year end 2007, we can give no assurance that these efforts will be successfully completed in a timely manner.

Item 9A(T)  Controls and Procedures.

Not applicable.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant.

The information required by this Item 10 is incorporated herein by reference to the information under the headings “Directors and Nominees” and “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2007, except for certain information concerning our executive officers, which is set forth at the end of Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the headings “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and

“Executive Compensation” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the information under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Independent Auditors” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2007.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements  The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2006, 2005, and 2004

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

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric R. Zimmerman Eric R. Zimmerman	President, Chief Executive Officer and Director	March 30, 2007

/s/ Edward J. Puisis Edward J. Puisis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2007

/s/ Thomas W. Roehrig Thomas W. Roehrig	Vice President, Finance and Secretary (Principal Accounting Officer)	March 30, 2007

/s/ Stephen Berger Stephen Berger	Director	March 30, 2007

/s/ Steven M. Berzin Steven M. Berzin	Director	March 30, 2007

/s/ William F. Hopkins William F. Hopkins	Director	March 30, 2007

/s/ Sidney J. Nurkin Sidney J. Nurkin	Director	March 30, 2007

/s/ Douglas Rotatori Douglas Rotatori	Director	March 30, 2007

Index of Exhibits

Exhibit No.		Description

(2)
Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
	2.1	Agreement and Plan of Merger, dated December 11, 2006, between Dayton Superior Delaware Corporation and Dayton Superior Corporation [Incorporated by reference to Exhibit 2.0 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
(3)
Articles of Incorporation and By-Laws
	3.1	Amended and Restated Certificate of Incorporation of the Company	**
	3.2	Amended and Restated By-Laws of the Company	**
(4)
Instruments defining the Rights of Security Holders, Including Indentures
	4.1	Form of Junior Convertible Subordinated Indenture between the Company and Firstar Bank, N.A., as Indenture Trustee [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†
	4.1.1	First Supplemental Indenture dated January 17, 2000, between the Company and Firstar Bank, N.A., as Trustee [Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†
	4.1.2	Form of Junior Convertible Subordinated Debenture [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†
	4.1.3	Second Supplemental Indenture dated December 14, 2006 between the Company and US Bank N.A., as trustee [Incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.2	Indenture dated June 16, 2000 among the Company, the Guarantors named therein, as guarantors, and United States Trust Company of New York, as trustee, relating to $170,000,000 in aggregate principal amount of 13% Senior Subordinated Notes due 2009 and registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.2.1	First Supplemental Indenture dated as of August 3, 2000. [Incorporated by reference to Exhibit 4.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.2	Second Supplemental Indenture dated as of January 4, 2001. [Incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.3	Third Supplemental Indenture dated as of June 19, 2001. [Incorporated by reference to Exhibit 4.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.4	Fourth Supplemental Indenture dated as of September 30, 2003. [Incorporated by reference to Exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†
	4.2.5	Fifth Supplemental Indenture dated as of December 4, 2006. [Incorporated by reference to Exhibit 4.2.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.2.6	Sixth Supplemental Indenture dated as of December 14, 2006. [Incorporated by reference to Exhibit 4.2.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.3	Specimen Certificate of 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.4	Specimen Certificate of the registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†

Exhibit No.		Description

	4.5	Warrant Agreement dated as of June 16, 2000 between the Company and United States Trust Company of New York, as Warrant Agent [Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†
	4.6	Warrant Shares Registration Rights Agreement dated as of June 16, 2000 among the Company and the Initial Purchasers [Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†
	4.7	Senior Second Secured Notes Indenture with respect to the 10 3/4% Senior Second Secured Notes due 2008, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, dated June 9, 2003 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.7.1	First Supplemental Indenture dated as of December 14, 2006, between the Company and The Bank of New York, as trustee. [Incorporated by reference to Exhibit 4.8.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.8	Form of 10 3/4% Senior Second Secured Note due 2008 (included in Exhibit 4.7)	†
	4.9	Second Amended and Restated Security Agreement, among the Company, certain former subsidiaries of the Company and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.10	Second Amended and Restated Pledge Agreement, among the Company, Trevecca Holdings, Inc. and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.11	Credit Agreement among the Company, the other persons designated as Credit Parties, General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, the other Lenders and GECC Capital Markets Group, Inc., as Lead Arranger, dated January 30, 2004 [Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.11.1	Amendment One dated as of June 30, 2004 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC [Incorporated by reference to Exhibit 4.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†
	4.11.2	Amendment Two dated as of February 23, 2005 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2005]	†
	4.11.3	Amendment Three dated as of September 29, 2006 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2006]	†
	4.11.4	Amendment Four dated as of December 1, 2006 among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC [Incorporated by reference to Exhibit 4.12.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.11.5	Joinder, Consent and Amendment No. Five dated as of December 14, 2006, among the Company, General Electric Capital Corporation, and GMAC Commercial Finance LLC. [Incorporated by reference to Exhibit 4.12.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.12	Security Agreement among the Company, certain former subsidiaries of the Company and General Electric Capital Corporation, as Agent, dated January 30, 2004 [Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†

Exhibit No.		Description

	4.13	Pledge Agreement among the Company, Trevecca Holdings, Inc. and General Electric Capital Corporation, as Agent, dated January 30, 2004 [Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.14	Registration Rights Agreement among the Company, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, DS Coinvestment I, LLC and DS Coinvestment II, LLC [Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
Certain instruments defining the rights of holders of long-term debt of the Company have not been filed because the total amount does not exceed 10% of the total assets of the Company and its subsidiary on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.
(9)
Voting Trust Agreement
	9.1	Voting Agreement and Irrevocable Proxy among the Company, Odyssey and certain management shareholders [Incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]
(10)
Material Contracts
	10.1	2007 Executive Incentive Plan [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 13, 2007]	†*
	10.2	Employment Agreement between the Company and Edward J. Puisis [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*
	10.3	Letter Agreement dated August 13, 2003 between Raymond Bartholomae and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*
	10.3.1	Letter Agreement dated as of December 15, 2005 between Raymond Bartholomae and the Company amending prior Letter Agreement. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2005]	†*
	10.4	Employment Agreement effective as of August 1, 2005 between Eric R. Zimmerman and the Company. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2005]	†*
	10.5	Management Stockholder’s Agreement dated June 16, 2000 by and among the Company, Odyssey Investment Partners Fund, LP and the Management Stockholders named therein [Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†*
	10.6	Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†*
	10.6.1	First Amendment to Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001]	†*
	10.6.2	Second Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated July 15, 2002 [Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
	10.6.3	Third Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated October 23, 2002 [Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
	10.6.4	Fourth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004. [Incorporated by reference to Exhibit 10.10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†*

Exhibit No.		Description

	10.6.5	Form of Amended and Restated Stock Option Agreement entered into between the Company and certain of its executive officers [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002]	†*
	10.6.6	Form of First Amendment to Stock Option Agreement dated as of July 1, 2003 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2003]	†*
	10.7	Agreement of Sale dated April 21, 2005 between the Company and International Airport Centers LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.7.1	Addendum to Agreement of Sale dated April 21, 2005 between the Company and International Airport Centers LLC [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.7.2	Lease dated April 21, 2005 between IAC Chicago LLC and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†*
	10.8	Real Estate Purchase and Sale Agreement dated as of August 2, 2005 between the Company and STAG Capital Partners, LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2005]	†*
	10.8.1	First Amendment to Real Estate Purchase and Sale Agreement dated as of August 31, 2005 between the Company and STAG Capital Partners, LLC [Incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.8.2	Second Amendment to Real Estate Purchase and Sale Agreement dated as of September 30, 2005 between the Company and STAG Capital Partners, LLC [Incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.8.3	Lease dated October 12, 2005 between STAG II Parsons, LLC and the Company [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.8.4	Lease dated October 12, 2005 between STAG II Kansas City, LLC and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.8.5	Lease dated October 12, 2005 between STAG II Aurora, LLC and the Company [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.8.6	Lease dated October 12, 2005 between STAG II Miamisburg, LLC and the Company [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 27, 2005]	†
	10.9	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Eric R. Zimmerman. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.10	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Edward J. Puisis. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.11	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.12	Repayment and Stock Pledge Agreement dated March 30, 2001, between the Company and John A. Ciccarelli. [Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.13	Repayment and Stock Pledge Agreement dated June 16, 2000, between the Company and Mark K. Kaler. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*

Exhibit No.		Description

	10.14	Repayment and Stock Pledge Agreement dated March 30, 2001, between the Company and Mark K. Kaler. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.15	Repayment and Stock Pledge Agreement dated June 16, 2000, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.16	Repayment and Stock Pledge Agreement dated March 30, 2001, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
(14)
Code of Ethics
	14	Code of Business Conduct and Ethics [Incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed December 22, 2006]	†
(21)
Subsidiaries of the Registrant
	21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†
(23)
Consents of Experts and Counsel
	23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	**
(31)
Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**
(32)
Section 1350 Certifications
	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**
	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed