Form 10-Q
period 2007-03-30
DAYTON SUPERIOR CORP
filed 2007-05-14
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
March 30, 2007	1-11781
DAYTON SUPERIOR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0676346

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

7777 Washington Village Dr., Suite 130
Dayton, Ohio	45459

(Address of principal	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
19,047,439 Shares of Common Stock were outstanding as of May 4, 2007

Part I. — Financial Information
Item 1 — Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of March 30, 2007 and December 31, 2006
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$—	$26,813
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $5,194 and $5,430	69,072	71,548
Inventories	70,464	58,396
Prepaid expenses and other current assets	8,282	5,907
Prepaid income taxes	704	320

Total current assets	148,522	162,984

Rental equipment, net of accumulated depreciation of $66,161and $63,469	67,235	63,766

Property, plant and equipment, net of accumulated depreciation of $59,003 and $57,932	47,722	45,697
Goodwill	43,643	43,643
Intangible assets, net of accumulated amortization	4,351	5,062
Other assets	997	483

Total assets	$312,470	$321,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,051	$2,551
Accounts payable	33,976	40,883
Accrued compensation and benefits	12,924	18,001
Accrued interest	6,615	6,234
Accrued freight	5,292	4,849
Other accrued liabilities	8,142	9,111

Total current liabilities	70,000	81,629

Revolving credit facility	6,950	—
Other long-term debt, net of current portion	320,291	319,899
Deferred income taxes	11,354	11,354
Other long-term liabilities	9,419	10,297

Total liabilities	418,014	423,179

Stockholders’ deficit:
Common stock, $0.01 par value, 100,000 shares authorized, 19,038 and 18,773 shares issued and outstanding, 754 unvested	190	188
Additional paid-in capital	204,852	201,602
Loans to stockholders	(1,437)	(2,268)
Accumulated other comprehensive loss	(905)	(981)
Accumulated deficit	(308,244)	(300,085)

Total stockholders’ deficit	(105,544)	(101,544)

Total liabilities and stockholders’ deficit	$312,470	$321,635

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
For The Three Fiscal Months Ended March 30, 2007 and March 31, 2006
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Fiscal Months Ended
	March 30,	March 31,
	2007	2006
Product sales	$80,176	$83,224
Rental revenue	14,573	13,263
Used rental equipment sales	4,273	4,844

Net sales	99,022	101,331

Product cost of sales	60,432	65,482
Rental cost of sales	8,093	7,939
Used rental equipment cost of sales	1,126	1,417

Cost of sales	69,651	74,838

Product gross profit	19,744	17,742
Rental gross profit	6,480	5,324
Used rental equipment gross profit	3,147	3,427

Gross profit	29,371	26,493

Selling, general and administrative expenses	25,153	23,600
Facility closing and severance expenses	368	251
Stock compensation expense	659	26
(Gain) loss on disposals of property, plant, and equipment	83	(669)
Amortization of intangibles	46	151

Income from operations	3,062	3,134

Other expenses
Interest expense	11,185	12,156
Interest income	(135)	(19)
Other expense (income)	112	(52)

Loss before provision for income taxes	(8,100)	(8,951)

Provision for income taxes	59	124

Net loss	$(8,159)	$(9,075)

Basic net loss per common share	$(0.45)	$(0.92)
Average number of shares of common stock outstanding	18,209	9,917
Diluted net loss per common share	$(0.45)	$(0.92)
Average number of shares of common stock and equivalents outstanding	18,209	9,917
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
For The Three Fiscal Months Ended March 30, 2007 and March 31, 2006
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	March 30,	March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(8,159)	$(9,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,847	5,544
Amortization of intangibles	46	151
Stock compensation expense	659	26
Deferred income taxes	—	(9)
Amortization of deferred financing costs and debt discount	1,504	1,457
Amortization of deferred gain on sale-leaseback transactions	(403)	(871)
Gain on sales of rental equipment	(3,147)	(3,427)
(Gain) loss on sales of property, plant and equipment	215	(8)
Changes in assets and liabilities:
Accounts receivable	2,476	(4,851)
Inventories	(12,068)	(3,098)
Prepaid expenses and other assets	(3,017)	(1,142)
Accounts payable	(3,070)	(3,041)
Accrued liabilities and other long-term liabilities	(5,697)	(1,641)

Net cash used in operating activities	(24,814)	(19,985)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(5,036)	(1,744)
Proceeds from sales of property, plant and equipment	5	—
Rental equipment additions	(9,028)	(5,790)
Proceeds from sales of rental equipment	4,273	4,844

Net cash used in investing activities	(9,786)	(2,690)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	10,475	43,000
Repayments of revolving credit facility	(3,525)	(19,500)
Repayments of other long-term debt	(207)	(799)
Financing costs incurred	(594)	—
Changes in loans to stockholders	831	(9)
Issuance of shares of common stock	731	—

Net cash provided by financing activities	7,711	22,692

Effect of Exchange Rate Changes on Cash and Cash Equivalents	76	(17)

Net Decrease in cash and cash equivalents	(26,813)	—

Cash and cash equivalents, beginning of period	26,813	—

Cash, end of period	$—	$—

Supplemental Disclosures:
Cash paid for income taxes	$93	$89
Cash paid for interest	9,300	10,357
Property, plant and equipment and rental equipment additions in accounts payable	2,223	1,683
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
For The Three Months Ended March 30, 2007 and March 31, 2006
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	March 30, 2007	March 31, 2006

Net loss	$(8,159)	$(9,075)
Other comprehensive gain (loss):
Foreign currency translation adjustment	76	(17)

Comprehensive loss	$(8,083)	$(9,092)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
($ in thousands, except per share amounts)
(Unaudited)
(1) Consolidated Financial Statements
The interim condensed consolidated financial statements included herein have been prepared by Dayton Superior Corporation and its wholly-owned subsidiary (collectively, “the Company”), without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2006. The interim results may not be indicative of future periods.
(2) Accounting Policies
The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of March 30, 2007 and December 31, 2006:

	March 30, 2007	December 31, 2006
Raw materials	$18,205	$14,095
Work in progress	3,084	2,282
Finished goods	49,175	42,019

Total Inventory	$70,464	$58,396

(c)	Loss Per Share of Common Stock — Basic loss per share of common stock is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive, during each period. The Company’s common stock equivalents consist of unvested shares, warrants, and stock options, and their effect is calculated using the treasury stock method. For the three months ended March 30, 2007 and March 31, 2006, common stock equivalents of 1,015,166 and 252,483 respectively, were not included as their effect would have been anti-dilutive.

(d)	New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company complied with the provisions of Interpretation No. 48 as of January 1, 2007. The Company files income tax returns in the United States, Canada, and various state and provincial jurisdictions. The Company is subject to U.S. Federal examination for 2003 through 2005, and other jurisdictions for 1999 through 2005. Use of net operating losses from years prior to these may re-open the examination period for those years. The Company recognizes interest and penalties as a component of provision for income taxes. Due to net operating loss and related valuation allowance, the adoption of Interpretation No. 48 did not have a material impact on the consolidated financial statements. The amount of unrecognized tax benefit from uncertain tax positions as of January 1, 2007, was not material and no material changes occurred related to the unrecognized tax benefit for the three months ended March 30, 2007. The Company does not expect any material changes in its uncertain tax positions for the remainder of 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company will be required to comply with Statement No. 157 as of the first annual period that begins after November 15, 2007. The Company has not determined the impact that Statement No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will be required to comply with Statement No. 159 as of the first annual period that begins after November 15, 2007. The Company has not determined the impact that Statement No. 159 will have on its consolidated financial statements.
(3) Credit Arrangements
The Company has a $130,000 senior secured revolving credit facility, which has no financial maintenance covenants and matures in July 2008. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15,000. At March 30, 2007, $120,289 of the $130,000 was available, of which $6,950 was outstanding at a weighted average interest rate of 8.9%. Outstanding letters of credit were $10,309, resulting in available borrowings of $103,030. The credit facility is secured by substantially all assets of the Company.
The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

	Three fiscal months ended
	March 30, 2007	March 31, 2006
Revolving Credit Facility:
Average borrowings	$1,444	$59,282
Maximum borrowing	10,175	72,950
Weighted average interest rate	58.1%	7.6%
The high weighted average interest rate reflects a calculation based on the limited average borrowings rather than availability or letters of credit, which are the bases for other fees. Interest expense on the facility for the three months ended March 30, 2007 was $204. The components consisted of $31 of interest on borrowings (8.9%), $63 of letter of credit fees (18.0%), and $110 for commitment fees on unused availability (31.2%).

Following is a summary of the Company’s other long-term debt as of March 30, 2007 and December 31, 2006:

	March 30,	December 31,
	2007	2006
Senior Second Secured Notes, interest rate of 10.75%	$165,000	$165,000
Debt discount on Senior Second Secured Notes	(2,760)	(3,208)
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(4,319)	(4,746)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	7,508	7,286
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,056	1,063
Capital lease obligations	2,128	2,326

Total long-term debt	323,342	322,450
Less current maturities	(3,051)	(2,551)

Long-term portion	$320,291	$319,899

As of March 30, 2007, the Senior Second Secured Notes (the “Senior Notes”) have a principal amount of $165,000 and mature in June 2008. The Senior Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the Senior Notes was $169,950 as of March 30, 2007. The Senior Notes are secured by substantially all assets of the Company.
As of March 30, 2007, the Senior Subordinated Notes (the “Subordinated Notes”) have a principal amount of $154,729 and mature in June 2009. The Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Subordinated Notes were issued with warrants that allow the holders to purchase shares of the Company’s common stock for $0.0046 per share. As of March 30, 2007, warrants to purchase 239,553 shares of common stock were outstanding. The estimated fair value of the Subordinated Notes was $160,145 as of March 30, 2007.
(4) Stock Option Plans
The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (‘‘Stock Option Plan’’), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. As of March 30, 2007, options to purchase 811,556 shares of common stock were available to be granted.
The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 4.2 years as of March 30, 2007. The options granted during 2006 vested on the grant date. For the previous option grants, between 10% and 25% of the options have a fixed vesting period of less than three years. The remaining options are eligible to become exercisable in installments over one to five years from the date of grant based on the Company’s performance but, in any case, become exercisable no later than nine years after the grant date. These options may be subject to accelerated vesting upon certain change in control events based on return on investment of the Company’s largest stockholder. Under the Stock Option Plan, the option exercise price must be less than or equal to the stock’s market price on date of grant.
The Company accounts for stock options in accordance with SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, and recorded non-cash compensation expense of $0 and $26 for the three months ended March 30, 2007 and March 31, 2006, respectively. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 4%, was approximately $500 as of March 30, 2007, and is expected to be expensed over a weighted average period of 2.3 years.
A summary of the status of the Company’s stock option plans as of and for the three months ended March 30, 2007 is presented in the table and narrative below:

		Weighted	Unvested	Weighted	Aggregate
	Number of	Average Exercise	Number of	Average Grant-	Intrinsic
	Shares	Price Per Share	Shares	Date Value	Value
Outstanding at December 31, 2006	859,445	$11.93	592,790	$3.02	$293
Forfeited	(106,154)	12.51	(106,154)	3.29

Outstanding at March 30, 2007	753,291	$11.85	486,636	$2.96	$97

As of March 30, 2007, the number of common shares exercisable and expected to become exercisable was 732,374. The weighted average exercise price was $11.84, the weighted average remaining life was 4.2 years, and the aggregate intrinsic value was $97.
On June 30, 2006, the Company issued 1,005,967 shares of restricted common stock to certain executives. Due to the completion of the Company’s initial public offering in December 2006, 251,492 shares of the stock vested on December 31, 2006 and 251,493, 251,490, and 251,492 shares will vest on December 31, 2007, 2008, and 2009, respectively. The unvested portion of the stock is subject to forfeiture by the executive under certain circumstances and is subject to accelerated vesting upon a change of control, as defined.
In accordance with SFAS No. 123R, the per share grant-date fair value was the fair value of a share of common stock on the grant date of June 30, 2006. The Company recorded $659 of compensation expense for the three months ended March 30, 2007. The remaining compensation expense for unvested restricted stock will be $1,976 for the balance of 2007, $1,211 in 2008, and $485 in 2009. There was no cash impact to the Company from the granting or vesting of the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.
There was no change in the Company’s outstanding restricted stock for the three months ended March 30, 2007. As of March 30, 2007, the unvested stock had an aggregate intrinsic value of $7,801 and had an indefinite remaining term.
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
The following are the components of Net Periodic Benefit Cost for the three months ended March 30, 2007 and March 31, 2006:

			Symons	Symons
	Pension	Pension	Postretirement	Postretirement
	Benefits 2007	Benefits 2006	Benefits 2007	Benefits 2006
Service cost	$172	$175	$—	$—
Interest cost	205	188	7	7
Expected return on plan assets	(243)	(207)	—	—
Amortization of prior service cost	2	3	6	6
Amortization of net loss	19	33	(2)	(3)

Net periodic benefit cost	$155	$192	$11	$10

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the three months ended March 30, 2007, contributions of $247 were made, which represented the fourth quarterly installment for the 2006 plan year. The final contribution of $191 for the 2006 plan year is expected to be made in the third quarter of 2007. Quarterly installments of $300 for the 2007 plan year are expected to be made in each of the second, third, and fourth quarters of 2007 and the first quarter of 2008.
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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended March 30, 2007 and March 31, 2006 are as follows:

	Three Fiscal Months Ended
	March 30, 2007	March 31, 2006
Product sales	$80,176	$83,224
Rental revenue	14,573	13,263
Used rental equipment sales	4,273	4,844

Net sales	99,022	101,331

Product cost of sales	60,432	65,482
Rental cost of sales	8,093	7,939
Used rental equipment cost of sales	1,126	1,417

Cost of sales	69,651	74,838

Product gross profit	19,744	17,742
Rental gross profit	6,480	5,324
Used rental equipment gross profit	3,147	3,427

Gross profit	$29,371	$26,493

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,284	$1,152
Rental Revenue (rental equipment)	3,984	4,089
Corporate	579	303

Total depreciation	$5,847	$5,544

(7) Provision for Income Taxes
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. See ''Risk Factors’’ included elsewhere in this document for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion. Please refer to ''Cautionary Note Concerning Forward-Looking Statements’’ included elsewhere in this document.
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

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended
	March 30, 2007	March 31, 2006
Product sales	81.0%	82.1%
Rental revenue	14.7	13.1
Used rental equipment sales	4.3	4.8

Net sales	100.0	100.0

Product cost of sales	75.4	78.7
Rental cost of sales	55.5	59.9
Used rental equipment cost of sales	26.4	29.3

Cost of sales	70.3	73.9

Product gross profit	24.6	21.3
Rental gross profit	44.5	40.1
Used rental equipment gross profit	73.6	70.7

Gross profit	29.7	26.1

Selling, general and administrative expenses	25.4	23.3
Facility closing and severance expenses	0.4	0.2
Stock compensation expense	0.7	—
(Gain) loss on disposals of property, plant, and equipment	0.1	(0.7)
Amortization of intangibles	—	0.2

Income from operations	3.1	3.1
Interest expense	11.3	12.0
Interest income	(0.1)	—
Other expense (income)	0.1	(0.1)

Loss before provision for income taxes	(8.2)	(8.8)
Provision for income taxes	—	0.2

Net loss	(8.2%)	(9.0%)

Comparison of Three Fiscal Months Ended March 30, 2007 and March 31, 2006
Net Sales
Net sales decreased $2.3 million, or 2.3%, to $99.0 million in the first quarter of 2007 from $101.3 million in the first quarter of 2006. The following table summarizes our net sales by product type:

	Three fiscal months ended
	March 30, 2007		March 31, 2006
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$80,176	81.0%	$83,224	82.1%	(3.7%)
Rental revenue	14,573	14.7	13,263	13.1	9.9
Used rental equipment sales	4,273	4.3	4,844	4.8	(11.8)

Net sales	$99,022	100.0%	$101,331	100.0%	(2.3%)

Product sales decreased $3.0 million, or 3.7%, to $80.2 million in the first quarter of 2007 from $83.2 million in the first quarter of 2006. Unit volume was lower due to harsher winter weather as compared to the unusually mild winter in the first quarter of 2006. This was partially offset by improved sales prices.
Rental revenue increased $1.3 million, or 9.9%, to $14.6 million for the first quarter of 2007, compared to $13.3 million in the first quarter of 2006. The increase in rental revenue is due to both more equipment on rent and higher rates.
Used rental equipment sales decreased to $4.3 million in the first quarter of 2007 from $4.8 million in the first quarter of 2006 due to the timing of customer demand.
Gross Profit
Gross profit of $29.4 million in the first three months of 2007 increased 10.9%, from $26.5 million in the first three months of 2006. Gross profit was 29.7% of sales in the first three months of 2007, increasing from 26.1% in the first three months of 2006. Each segment experienced increased gross profit as a percentage of sales.
Product sales contributed $19.7 million, or 24.6% of product sales, an increase from the $17.7 million, or 21.3% of product sales, in the first quarter of 2006. The $2.0 million increase in product gross profit was due to $2.3 million of higher sales prices and $1.3 million of operating efficiencies, mostly freight, partially offset by ($1.0) million of lower unit volume, and ($0.6) million of higher material costs.
Rental gross profit for the first quarter of 2007 was $6.5 million, as compared to $5.3 million in the first quarter of 2006. Depreciation on rental equipment for the first quarter of 2007 was $4.0 million, as compared to $4.1 million in the same period of 2006. Rental gross profit before depreciation was $10.5 million in the quarter, or 71.8% of rental revenue, as compared to $9.4 million, or 71.0% of revenue reported in the first quarter of 2006. The increase in rental gross profit before depreciation resulted from increased rental revenue. As a percent of revenue, the increase is due to higher rental rates and the leverage of certain fixed costs on higher revenue.
Gross profit on sales of used rental equipment for the first quarter of 2007 was $3.1 million, or 73.6% of sales, as compared to $3.4 million, or 70.7% of sales, in the first quarter of 2006. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $25.2 million in the first quarter of 2007 from $23.6 million for the first quarter of 2006. The increase was due to increased sales and engineering headcount, salary increases, and other personnel related expenses of $0.7 million, increased lease expense at distribution centers of $0.4 million, depreciation expense of $0.3 million, and other expenses of $0.2 million.
Stock compensation expense, a non-cash expense, increased to $0.7 million in the first quarter of 2007 from $0.0 million in the first quarter of 2006 and related to the continued vesting, as a result of our initial public offering, of restricted stock granted to certain executives in 2006.
The loss on disposals of property, plant, and equipment was $0.1 million in the first quarter of 2007 as compared to a gain of $0.7 million in the first quarter of 2006. The gain in 2006 related to the amortization of the deferred gain on the sale-leaseback of the Des Plaines facility that occurred in 2005. During 2006, we extended the term of the lease, which resulted in $0.6 million less amortization of deferred gain.
Other Expenses
Interest expense decreased to $11.2 million in the first quarter of 2007, comparing favorably to the $12.2 million for the first quarter of 2006. The decrease was due to less borrowing on our revolving credit facility as proceeds from our initial public offering in December 2006 were used to repay that facility.

Loss Before Income Taxes
Loss before income taxes in the first quarter of 2007 was $(8.1) million compared to $(9.0) million in the first quarter of 2006, due to the factors described above.
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
Net Loss
The net loss for the first quarter of 2007 was $(8.2) million, compared to $(9.1) million in the first quarter of 2006, due to the factors described above.
Liquidity and Capital Resources
Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is the amount available under our revolving credit facility. As of March 30, 2007, we had $103.0 million available under our revolving credit facility.
Our capital uses relate primarily to capital expenditures and debt service. Our capital expenditures consist primarily of additions to our rental equipment fleet and additions to our property, plant, & equipment. Additions to rental equipment are based on expected product and geographic demand for the equipment. Property, plant, & equipment consist of manufacturing and distribution equipment and management information systems. We finance these capital expenditures with cash on hand, borrowings under our revolving credit facility, or with proceeds of sales of our used rental equipment. The following table sets forth a summary of these capital events for the periods indicated.

($ in thousands)	Three Months Ended
	March 30,	March 31,
	2007	2006
Capital expenditures:
Additions to rental equipment	$9,028	$5,790
Additions to property, plant & equipment	5,036	1,744
Proceeds from sales of used rental equipment	(4,273)	(4,844)
Proceeds from sales of PP&E	(5)	—

Net additions to rental equipment and property, plant, and equipment	$9,786	$2,690

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

Net cash used in operating activities in the first three months of 2007 was $(24.8) million, compared to $(20.0) million in the first three months of 2006. This activity is comprised of the following:

($ in millions)	2007	2006
Net loss	$(8.2)	$(9.1)
Non-cash adjustments	4.8	2.9

Net loss after non-cash adjustments	(3.4)	(6.2)
Changes in assets and liabilities	(21.4)	(13.8)

Net cash used in operating activities	$(24.8)	$(20.0)

Net loss after non-cash adjustments was $(3.4) million for the first three months of 2007, a $2.8 million improvement from the net loss after non-cash adjustments of $(6.2) million in the first three months of 2006. The improvement was due to the reduced net loss and higher stock compensation expense discussed in the “Net Loss” and “Operating Expenses” sections above.
Changes in assets and liabilities resulted in a $(21.4) million use of cash in the first three months of 2007, as compared to $(13.8) million in the first three months of 2006. Changes in inventories and accrued and other long-term liabilities were unfavorable and were partially offset by a favorable change in accounts receivable. The increase in inventories was $12.1 million in the first quarter of 2007 compared to $3.1 million in the first quarter of 2006 due to higher raw materials as a result of making purchases prior to a cost increase and higher finished goods in anticipation of strong second quarter sales. The decrease in accrued and other long-term liabilities was $5.7 million in the first quarter of 2007 as compared to $1.6 million in the first quarter of 2006 due to the higher payment of sales rebates, incentives, and discretionary retirement contributions as a result of the favorable operating results for the year ended December 31, 2006. Accounts receivable was a $2.5 million source of cash in the first quarter of 2007 as compared to a $(4.9) million use of cash in the first quarter of 2006 due to the lower sales in the first quarter of 2007.
For the three months ended March 30, 2007, our gross long-term debt borrowings, which represent the sum of individual days with borrowings on the revolving credit facility, were $10.5 million. This was partially offset by repayments on the revolving credit facility of $3.5 million. For the three months ended March 30, 2007, we paid $0.6 million of financing costs incurred in 2006 related to the amendment of certain credit agreements. In December 2006, we completed an initial public offering of our common stock and in January 2007, the underwriters of the offering exercised a portion of their over-allotment option. We received a net $0.7 million in the three months ended March 30, 2007, which consisted of $2.8 million of proceeds from the partial exercise of the over-allotment option and the payment of $2.1 million of issuance costs incurred in 2006. For the three months ended March 30, 2007, we received $0.8 million from the repayment of loans to shareholder.
We have a $130.0 million senior secured revolving credit facility, of which $7.0 million was outstanding as of March 30, 2007. The facility has no financial maintenance covenants and matures on July 31, 2008. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15.0 million. Under the calculation, $120.3 million of the $130.0 million was available as of March 30, 2007. Letters of credit of $10.3 million were outstanding at December 31, 2006, resulting in available borrowings of $103.0 million under the revolving credit facility. The credit facility is secured by substantially all of our assets.

As of March 30, 2007, our other long-term debt consisted of the following:

($ in thousands)
Senior Second Secured Notes, interest rate of 10.75%	$165,000
Debt discount on Senior Second Secured Notes	(2,760)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(4,319)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	7,508
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,056
Capital lease obligations	2,128

Total long-term debt	323,342
Less current maturities	(3,051)

Long-term portion	$320,291

At March 30, 2007, working capital was $78.5 million, compared to $81.4 million at December 31, 2006. The $2.9 million decrease was comprised of the following:
•	$26.8 million decrease in cash and cash equivalents from the normal seasonal cash outflow from operating and investing activities, offset by

•	$12.1 million increase in inventories due higher raw materials as a result of making purchases prior to a cost increase and higher finished goods in anticipation of strong second quarter sales,

•	$6.9 million decrease in accounts payable primarily due to non-recurring payables at December 31, 2006, for initial public offering issuance costs, financing costs, and consultant fees, and

•	$5.1 million decrease in accrued compensation and benefits due to the payment of incentives and discretionary retirement contributions.
All other items netted to a change of $0.2 million.
We believe our liquidity, capital resources, and cash flows from operations are sufficient to fund the capital expenditures and rental fleet additions we have planned as well as our debt service requirements for at least the next 12 months. However, our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and rental fleet additions will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We are considering refinancing all or a portion of our indebtedness and expect the optimal timing of such a refinancing to be in the late second quarter or third quarter. We cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility, the senior subordinated notes and the senior second secured notes, on commercially reasonable terms or at all.
Commitments
There were no material changes to minimum future payments from December 31, 2006.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.

Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our product cost of sales in 2006. In 2005, 2006, and the first quarter of 2007, our steel costs increased moderately, but less than in 2004. We expect overall steel costs to continue to increase in the second quarter of 2007. However, because we increased our raw material inventory of steel in the first quarter of 2007 prior to and in anticipation of an expected further cost increase, we expect to avoid the full impact of such an increase. Additionally, we expect increases in energy costs, including natural gas and petroleum products, which will impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
Stock Collateral Valuation – Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities (“Collateral Threshold”). The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of a subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of our subsidiary if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of March 30, 2007, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral upon the book value, par value and estimated market value of the capital as of March 30, 2007. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. as of March 30, 2007 was $18.0 million. Based upon the foregoing, as of March 30, 2007, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, for the year ended March 30, 2007, and multiplied this adjusted EBITDA by 8.5 times. We determined this multiple by multiplying our closing share price as of March 30, 2007 by the number of the common shares and equivalents outstanding, adding our long-term debt, and dividing by our adjusted EBITDA.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the year ended March 30, 2007, together with a reconciliation to net income:

Dayton
Superior
Canada Ltd.
Net Income	$973
Provision for Income Taxes	323

Income before Provision for Income Taxes	1,296
Interest Income	(53)

Income from Operations	1,243
Depreciation Expense	876

Adjusted EBITDA	2,119
Multiple	8.5

Estimated Fair Value	$18,012

As described above, we have used adjusted EBITDA of Dayton Superior Canada Ltd. solely for purposes of determining the estimated market value of the capital stock to determine whether that capital stock is included in the collateral. Adjusted EBITDA is not a recognized financial measure under generally accepted accounting principles and does not purport to be an alternative to operating income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our consolidated results as reported under generally accepted accounting principles. Because not all companies use identical calculations, the presentation of adjusted EBITDA also may not be comparable to other similarly titled measures of other companies. You are encouraged to evaluate the adjustments taken and the reasons we consider them appropriate for analysis for determining estimated market value of our subsidiary’s capital stock.
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in capital stock previously excluded from collateral becoming part of the collateral or capital stock that was previously included in collateral to become excluded. The Applicable Value of Dayton Superior Canada Ltd. as of March 30, 2007 and the adjusted EBITDA for the twelve months ended March 30, 2007 would have to increase by $15.0 million and $1.8 million, respectively, in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral.
Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, long-lived assets, income taxes, self-insurance reserves, environmental contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Forward-Looking Statements
This Form 10-Q includes forward-looking statements that are not statements of historical fact and may include a number of risks and uncertainties with respect to our financial condition, results of operations and business. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’’ Forward-looking statements can be identified by the use of terminology such as ‘‘subject to,’’ ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’

‘‘expects,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘may,’’ ‘‘should,’’ ‘‘can,’’ the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain, we may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include:
•	depressed or fluctuating market conditions for our products and services;

•	operating restrictions imposed by our existing debt;

•	increased raw material costs and operating expenses;

•	our ability to comply with environmental regulations and to absorb environmental investigation, remediation and compliance costs;

•	the loss of certain key customers;

•	the loss of key personnel;

•	exposure to the local business risks of our Mexican operations and foreign sourcing partners;

•	conflicts of interest with our major shareholder;

•	our ability to increase manufacturing efficiency, leverage our purchasing power and broaden our distribution network;

•	our ability to successfully identify, complete and integrate acquisitions;

•	our ability to develop new products;

•	the competitive nature of our industry in general, as well as our specific market areas;

•	changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of our business; and

•	labor disturbances.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 30, 2007, the only financial instrument we had that is sensitive to changes in interest rates is our $130.0 million revolving credit facility. The outstanding balance under the facility as of March 30, 2007 was $7.0 million, and the average borrowings for the three months ended March 30, 2007 were $1.4 million. The facility has several interest rate options, which re-price on a short-term basis.
The high weighted average interest rate reflects a calculation based on the limited average borrowings rather than availability or letters of credit, which are the bases for other fees. Interest expense on the facility for the three months ended March 30, 2007 was $204. The components consisted of $31 of interest on borrowings (8.9%), $63 of letter of credit fees (18.0%), and $110 for commitment fees on unused availability (31.2%).
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
Part II. – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 30, 2007, we issued a total of 14,619 shares of common stock for aggregate proceeds of $67 ($0.0046 per share) upon the exercise of warrants that were issued with the Senior Subordinated Notes. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act for transactions not involving a public offering.
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
DATE: May 14, 2007	BY:	/s/ Edward J. Puisis
Edward J. Puisis
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS
          Description

	Exhibit No.	Description
(10)	Material Contracts

	10.1	Form of indemnification Agreement between the Company and Sidney J. Nurkin [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2007]	†

	10.2	Form of Stock Option Agreement for Outside Directors between the Company [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2007]	†*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**

(32)	Section 1350 Certifications

	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer

	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	** **

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed