Form 10-Q
period 2007-06-29
DAYTON SUPERIOR CORP
filed 2007-08-10
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 29, 2007	COMMISSION FILE NUMBER 1-11781
DAYTON SUPERIOR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130 Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
19,066,212 Shares of Common Stock were outstanding as of August 10, 2007

Part I. — Financial Information
Item 1 — Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of June 29, 2007 and December 31, 2006
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 29,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$—	$26,813
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $5,083 and $5,430	86,570	71,548
Inventories	73,472	58,396
Prepaid expenses and other current assets	8,751	5,907
Prepaid income taxes	738	320

Total current assets	169,531	162,984

Rental equipment, net of accumulated depreciation of $68,356 and $63,469	68,010	63,766

Property, plant and equipment, net of accumulated depreciation of $56,273 and $57,932	50,362	45,697
Goodwill	43,643	43,643
Intangible assets, net of accumulated amortization	3,534	5,062
Other assets	1,435	483

Total assets	$336,515	$321,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,258	$2,551
Accounts payable	37,891	40,883
Accrued compensation and benefits	13,361	18,001
Accrued interest	6,133	6,234
Accrued freight	5,090	4,849
Other accrued liabilities	8,650	9,111

Total current liabilities	74,383	81,629

Revolving credit facility	20,000	—
Other long-term debt, net of current portion	320,897	319,899
Deferred income taxes	11,357	11,354
Other long-term liabilities	9,228	10,297

Total liabilities	435,865	423,179

Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,066,212 and 18,773,283 shares issued and outstanding, 754,476 shares unvested	191	188
Additional paid-in capital	205,768	201,602
Loans to stockholders	(1,135)	(2,268)
Accumulated other comprehensive loss	(313)	(981)
Accumulated deficit	(303,861)	(300,085)

Total stockholders’ deficit	(99,350)	(101,544)

Total liabilities and stockholders’ deficit	$336,515	$321,635

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Operations
For The Three and Six Fiscal Months Ended June 29, 2007 and June 30, 2006
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Product sales	$117,174	$109,459	$197,350	$192,683
Rental revenue	14,931	14,890	29,504	28,153
Used rental equipment sales	5,411	5,866	9,684	10,710

Net sales	137,516	130,215	236,538	231,546

Product cost of sales	83,334	80,921	143,766	146,403
Rental cost of sales	8,252	8,791	16,345	16,730
Used rental equipment cost of sales	1,507	1,775	2,633	3,192

Cost of sales	93,093	91,487	162,744	166,325

Product gross profit	33,840	28,538	53,584	46,280
Rental gross profit	6,679	6,099	13,159	11,423
Used rental equipment gross profit	3,904	4,091	7,051	7,518

Gross profit	44,423	38,728	73,794	65,221

Selling, general and administrative expenses	26,550	24,909	51,703	48,509
Facility closing and severance expenses	83	26	451	277
Stock compensation expense	707	36	1,366	62
(Gain) loss on disposals of property, plant, and equipment	178	(667)	261	(1,336)
Amortization of intangibles	45	176	91	327

Income from operations	16,860	14,248	19,922	17,382

Other expenses:
Interest expense	12,126	12,465	23,311	24,621
Interest income	(42)	(8)	(177)	(27)
Other expense (income)	221	206	333	154

Income (loss) before provision for income taxes	4,555	1,585	(3,545)	(7,366)

Provision for income taxes	172	91	231	215

Net income (loss)	$4,383	$1,494	$(3,776)	$(7,581)

Basic net income (loss) per common share	$0.24	$0.15	$(0.21)	$(0.76)
Average number of shares of common stock outstanding	18,297,728	9,917,316	18,253,636	9,917,316
Diluted net income (loss) per common share	$0.23	$0.15	$(0.21)	$(0.76)
Average number of shares of common stock and equivalents outstanding	19,319,773	10,169,794	18,253,636	9,917,316
The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Cash Flows
For The Six Fiscal Months Ended June 29, 2007 and June 30, 2006
(Amounts in thousands)
(Unaudited)

	Six Fiscal Months Ended
	June 29, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net loss	$(3,776)	$(7,581)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	11,833	11,887
Amortization of intangibles	91	327
Stock compensation expense	1,366	62
Deferred income taxes	2	—
Amortization of deferred financing costs and debt discount	3,569	2,799
Amortization of deferred gain on sale-leaseback transactions	(811)	(1,862)
Gain on sales of rental equipment	(7,056)	(7,517)
(Gain) loss on sales of property, plant and equipment	525	(13)
Changes in assets and liabilities:
Accounts receivable	(15,022)	(13,062)
Inventories	(15,076)	(4,001)
Prepaid expenses and other assets	(3,753)	(1,520)
Prepaid income taxes	(417)	(219)
Accounts payable	978	3,687
Accrued liabilities and other long-term liabilities	(5,219)	572

Net cash used in operating activities	(32,766)	(16,441)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(10,018)	(4,103)
Proceeds from sales of property, plant and equipment	5	21
Rental equipment additions	(15,259)	(10,531)
Proceeds from sales of rental equipment	9,684	10,710

Net cash used in investing activities	(15,588)	(3,903)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	49,500	77,950
Repayments of revolving credit facility	(29,500)	(56,700)
Repayments of other long-term debt	(453)	(1,159)
Financing costs incurred	(633)	—
Changes in loans to stockholders	1,133	(17)
Issuance of shares of common stock	826	—

Net cash provided by financing activities	20,873	20,074

Effect of Exchange Rate Changes on Cash and Cash Equivalents	668	270

Net decrease in cash and cash equivalents	(26,813)	—
Cash and cash equivalents, beginning of period	26,813	—

Cash, end of period	$—	$—

Supplemental Disclosures:
Cash paid for income taxes	$268	$284
Cash paid for interest	19,843	21,699
Property, plant and equipment and rental equipment additions in accounts payable	2,760	1,563
Rental equipment acquired under capital lease	—	1,200
Reclassification of common shares due to expiration of put option	—	6
The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For The Three and Six Fiscal Months Ended June 29, 2007 and June 30, 2006
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net income (loss)	$4,383	$1,494	$(3,776)	$(7,581)

Other comprehensive gain:
Foreign currency translation adjustment	592	287	668	270

Comprehensive income (loss)	$4,975	$1,781	$(3,108)	$(7,311)

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(1) Condensed Consolidated Financial Statements
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
(2) Accounting Policies
The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. While the Company believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.
Following is a summary of the components of inventories as of June 29, 2007 and December 31, 2006:

	June 29, 2007	December 31, 2006
Raw materials	$20,119	$14,095
Work in progress	3,675	2,282
Finished goods	49,678	42,019

Total Inventory	$73,472	$58,396

(c)	Income (Loss) Per Share of Common Stock — Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of vested shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive, during each period. The Company’s common stock equivalents consist of unvested shares, warrants, and stock options, and their effect is calculated using the treasury stock method. For the six months ended June 29, 2007 and June 30, 2006, common stock equivalents of 1,018,644 and 252,478 respectively, were not included as their effect would have been anti-dilutive.
(d)	New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company complied with the provisions of Interpretation No. 48 as of January 1, 2007. The Company files income tax returns in the United States, Canada, and various state, local, and provincial jurisdictions. The Company is subject to U.S. Federal income tax examination for 2003 through 2005, and in other jurisdictions for 1999 through 2006. Use of net operating losses from years prior to these may re-open the examination period for those prior years. The Company recognizes interest and penalties as a component of provision for income taxes. Due to the Company’s net operating loss and related valuation allowance, the adoption of Interpretation No. 48 did not have a material impact on the condensed consolidated financial statements. The amount of unrecognized tax benefit from uncertain tax positions as of January 1, 2007, was not material and no material changes occurred related to the unrecognized tax benefit for the three and six months ended June 29, 2007. The Company does not expect any material changes in its uncertain tax positions for the remainder of 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company will be required to comply with Statement No. 157 as of the first annual period that begins after November 15, 2007. Statement No. 157 is not expected to have an impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will be required to comply with Statement No. 159 as of the first annual period that begins after November 15, 2007. Statement No. 159 is not expected to have an impact on the Company’s consolidated financial statements.
(3) Credit Arrangements
The Company has a $130,000 senior secured revolving credit facility, which has no financial maintenance covenants and matures in July 2008. The maximum amount of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15,000. At June 29, 2007, all of the $130,000 was available for borrowing, of which $20,000 was outstanding at a weighted average interest rate of 7.8%. Outstanding letters of credit were $10,309, resulting in available borrowings of $99,691. The credit facility is secured by substantially all assets of the Company.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

	Three fiscal months ended		Six fiscal months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revolving Credit Facility:
Average borrowings	$14,427	$74,560	$8,008	$66,963
Maximum borrowing	25,750	77,950	25,750	77,950
Weighted average
interest rate	13.0%	7.9%	17.0%	7.8%
The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused credit and borrowing availability) by average borrowings. The high weighted average interest rate during the three and six month periods ended June 30, 2007 is a reflection of the limited average borrowings during those periods. Interest expense on the facility for the three months ended June 29, 2007 was $466, consisting of $301 of interest on borrowings (8.4%), $65 of letter of credit fees (1.8%), and $100 for commitment fees on unused availability (2.8%). Interest expense on the facility for the six months ended June 29, 2007 was $670, consisting of $332 of interest on borrowings (8.4%), $129 of letter of credit fees (3.3%), and $209 for commitment fees on unused availability (5.3%).
Following is a summary of the Company’s other long-term debt as of June 29, 2007 and December 31, 2006:

	June 29,	December 31,
	2007	2006
Senior Second Secured Notes, interest rate of 10.75%	$165,000	$165,000
Debt discount on Senior Second Secured Notes	(2,328)	(3,208)
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(3,925)	(4,746)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	7,743	7,286
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,057	1,063
Capital lease obligations	1,879	2,326

Total long-term debt	324,155	322,450
Less current maturities	(3,258)	(2,551)

Long-term portion	$320,897	$319,899

As of June 29, 2007, the Senior Second Secured Notes (the “Senior Notes”) have a principal amount of $165,000 and mature in September 2008. The Senior Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the Senior Notes was $169,744 as of June 29, 2007. The Senior Notes are secured by substantially all assets of the Company.
As of June 29, 2007, the Senior Subordinated Notes (the “Subordinated Notes”) have a principal amount of $154,729 and mature in June 2009. The Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Subordinated Notes were issued with warrants that allow the holders to purchase shares of the Company’s common stock for $0.0046 per share. As of June 29, 2007, warrants to purchase 231,880 shares of common stock were outstanding. The estimated fair value of the Subordinated Notes was $158,017 as of June 29, 2007.

(4) Stock Option Plans
The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (“Stock Option Plan”), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. The following table sets forth the status of the authorized options as of June 29, 2007:

Granted and outstanding	726,453
Granted and exercised	122,998
Available for granting	817,753

Total	1,667,204

The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 4.8 years as of June 29, 2007. The options granted in 2007 vested upon stockholder approval, which was approximately a month after the grant date. The options granted during 2006 vested on the grant date. For the options granted prior to 2006, between 10% and 25% of each option has a fixed vesting period of less than three years, with the remaining 75% to 90% of the option becoming exercisable nine years after the grant date. These options may be subject to accelerated vesting over one to five years from the date grant based on Company performance or upon certain change in control events based on the rate of return on investment achieved by the Company’s largest stockholder. Under the Stock Option Plan, the option exercise price must not be less than the stock’s market price on date of grant.
The Company accounts for stock options in accordance with SFAS No. 123R, which amends SFAS No. 123, Accounting for Stock-Based Compensation, and recorded non-cash compensation expense of $48 and $48 for the three and six months ended June 29, 2007, respectively, and $36 and $62 for the three and six months ended June 30, 2006, respectively. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 4%, was $435 as of June 29, 2007, and is expected to be expensed over a weighted average period of 1.9 years.
A summary of the status of the Company’s stock option plan as of and for the six months ended June 29, 2007 is presented in the table and narrative below:

		Weighted Average		Weighted Average
	Number of	Exercise Price Per	Unvested Number of	Grant-Date Value	Aggregate Intrinsic
	Shares	Share	Shares	Per Share	Value

Outstanding at December 31, 2006	859,445	$11.93	592,790	$3.02	$293
Granted	17,872	12.00	17,872	0.70	(30)
Vested	—		(17,872)	0.70
Exercised	(20,641)	8.74	—		(65)
Expired	(20,592)	12.49	—
Forfeited	(109,541)	12.51	(109,541)	3.30

Outstanding at June 29, 2007	726,543	$11.92	483,249	$2.96	$406

As of June 29, 2007, the number of common shares exercisable and expected to become exercisable was 705,626. The weighted average exercise price was $11.91, the weighted average remaining life was 4.8 years, and the aggregate intrinsic value was $406.
The fair value of each option grant was estimated on the date of grant using the Black Scholes options pricing model. For the grants during the six months ended June 29, 2007, the risk-free interest rate was 4.6%, the expected dividend yield was 0.0%, the expected life was 2 years, and the volatility was 16.3%.

On June 30, 2006, the Company issued 1,005,967 shares of restricted common stock to certain executives. Due to the completion of the Company’s initial public offering in December 2006, 251,492 shares of the stock vested on December 31, 2006 and 251,493, 251,490, and 251,492 shares will vest on December 31, 2007, 2008, and 2009, respectively. The unvested portion of the stock is subject to forfeiture by the executive under certain circumstances and is subject to accelerated vesting upon a change of control, as defined. In accordance with SFAS No. 123R, the per share grant-date fair value was the fair value of a share of common stock on the grant date of June 30, 2006. The Company recorded $659 and $1,318 of compensation expense for the three and six months ended June 29, 2007, respectively. The remaining compensation expense for unvested restricted stock will be $1,317 for the balance of 2007, $1,211 in 2008, and $485 in 2009. There was no cash impact to the Company from the granting or vesting of the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.
There was no change in the Company’s outstanding restricted stock for the three and six months ended June 29, 2007. As of June 29, 2007, the unvested stock had an aggregate intrinsic value of $10,185 and had an indefinite remaining term.
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
The following are the components of net periodic benefit cost for the three and six months ended June 29, 2007 and June 30, 2006:

	Pension Benefits
	For the three	For the three	For the six	For the six
	fiscal months ended	fiscal months ended	fiscal months ended	fiscal months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$172	$176	$344	$351
Interest cost	206	187	411	375
Expected return on plan assets	(243)	(207)	(486)	(414)
Amortization of prior service cost	2	3	4	7
Amortization of net loss	19	33	38	66

Net periodic benefit cost	$156	$192	$311	$385

	Symons Postretirement Benefits
	For the three	For the three	For the six	For the six
	fiscal months ended	fiscal months ended	fiscal months ended	fiscal months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$—	$—	$—	$—
Interest cost	8	7	15	14
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	6	6	12	12
Amortization of net loss	(2)	(2)	(4)	(5)

Net periodic benefit cost	$12	$11	$23	$21

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the six months ended June 29, 2007, a contribution of $247 was made for the fourth quarterly installment for the 2006 plan year. The final contribution of $191 for the 2006 plan year is expected to be made in the third quarter of 2007. A quarterly installment of $300 for the 2007 plan year was made in the second quarter of 2007. Additional quarterly installments of $300 for the 2007 plan year are expected to be made in each of the third and fourth quarters of 2007 and the first quarter of 2008. The final contribution, if any, for the 2007 plan year to be made in the third quarter of 2008 has not yet been determined.
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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended June 29, 2007 and June 30, 2006 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Product sales	$117,174	$109,459	$197,350	$192,683
Rental revenue	14,931	14,890	29,504	28,153
Used rental equipment sales	5,411	5,866	9,684	10,710

Net sales	137,516	130,215	236,538	231,546

Product cost of sales	83,334	80,921	143,766	146,403
Rental cost of sales	8,252	8,791	16,345	16,730
Used rental equipment cost of sales	1,507	1,775	2,633	3,192

Cost of sales	93,093	91,487	162,744	166,325

Product gross profit	33,840	28,538	53,584	46,280
Rental gross profit	6,679	6,099	13,159	11,423
Used rental equipment gross profit	3,904	4,091	7,051	7,518

Gross profit	$44,423	$38,728	$73,794	$65,221

Depreciation Expense:
Product sales (property, plant,
and equipment)	$1,290	$1,393	$2,574	$2,545
Rental Revenue (rental equipment)	3,954	4,604	7,938	8,693
Corporate	742	346	1,321	649

Total depreciation	$5,986	$6,343	$11,833	$11,887

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” included in our Form 10-K for the year ended December 31, 2006 for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion. Please refer to “Cautionary Note Concerning Forward-Looking Statements” included elsewhere in this document.
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

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended		Six fiscal months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Product sales	85.2%	84.1%	83.4%	83.2%
Rental revenue	10.9	11.4	12.5	12.2
Used rental equipment sales	3.9	4.5	4.1	4.6

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	71.1	73.9	72.8	76.0
Rental cost of sales	55.3	59.0	55.4	59.4
Used rental equipment cost of sales	27.9	30.3	27.2	29.8

Cost of sales	67.7	70.3	68.8	71.8

Product gross profit	28.9	26.1	27.2	24.0
Rental gross profit	44.7	41.0	44.6	40.6
Used rental equipment gross profit	72.1	69.7	72.8	70.2

Gross profit	32.3	29.7	31.2	28.2

Selling, general and administrative
expenses	19.3	19.2	21.9	21.0
Facility closing and severance expenses	0.1	—	0.2	0.1
Stock compensation expense	0.5	—	0.6	—
(Gain) loss on disposals of property,
plant, and equipment	0.1	(0.5)	0.1	(0.6)
Amortization of intangibles	—	0.1	—	0.2

Income from operations	12.3	10.9	8.4	7.5
Interest expense	8.8	9.6	9.9	10.6
Interest income	—	—	(0.1)	—
Other expense	0.2	0.1	0.1	0.1

Income (loss) before provision for
income taxes	3.3	1.2	(1.5)	(3.2)
Provision for income taxes	0.1	0.1	0.1	0.1

Net income (loss)	3.2%	1.1%	(1.6)%	(3.3)%

Comparison of Three Fiscal Months Ended June 29, 2007 and June 30, 2006
Net Sales
Net sales increased $7.3 million, or 5.6%, to $137.5 million in the second quarter of 2007 from $130.2 million in the second quarter of 2006. The following table summarizes our net sales by product segment:

	Three fiscal months ended
	June 29, 2007		June 30, 2006
($ in thousands)	Net Sales	%	Net Sales	%	% Change
Product sales	$117,174	85.2%	$109,459	84.1%	7.0%
Rental revenue	14,931	10.9	14,890	11.4	0.3
Used rental equipment sales	5,411	3.9	5,866	4.5	(7.8)

Net sales	$137,516	100.0%	$130,215	100.0%	5.6%

Product sales increased $7.7 million, or 7.0%, to $117.2 million in the second quarter of 2007 from $109.5 million in the second quarter of 2006. Improved sales prices and, to a lesser extent, higher unit volume contributed to the increase.
Rental revenue was flat at $14.9 million for both the second quarter of 2007 and 2006 due to the timing of the completion of rental jobs and the subsequent redeployment of the rental equipment.
Used rental equipment sales decreased to $5.4 million in the second quarter of 2007 from $5.9 million in the second quarter of 2006 due to the timing of customer demand.
Gross Profit
Gross profit of $44.4 million in the second quarter of 2007 increased 14.7% from $38.7 million in the second quarter of 2006. Gross profit was 32.3% of sales in the second quarter 2007, increasing from 29.7% in the second quarter of 2006. Each segment experienced increased gross profit as a percentage of sales.
Product sales contributed $33.8 million, or 28.9% of product sales, an increase from the $28.5 million, or 26.1% of product sales, in the second quarter of 2006. The $5.3 million increase in product gross profit was due to $7.1 million of higher sales prices and $0.7 million of operating efficiencies, mostly freight, in excess of inflation in labor and utilities, partially offset by $2.5 million of higher net material costs.
Rental gross profit for the second quarter of 2007 was $6.7 million, as compared to $6.1 million in the second quarter of 2006 due to lower depreciation expense. Depreciation on rental equipment for the second quarter of 2007 was $4.0 million, as compared to $4.6 million in the same period of 2006. Rental gross profit before depreciation was $10.6 million in the quarter, or 71.2% of rental revenue, as compared to $10.7 million, or 71.9% of revenue reported in the second quarter of 2006.
Gross profit on sales of used rental equipment for the second quarter of 2007 was $3.9 million, or 72.1% of sales, as compared to $4.1 million, or 69.7% of sales, in the second quarter of 2006. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $26.6 million in the second quarter of 2007 from $24.9 million for the second quarter of 2006. The increase was due to increased lease expense at distribution centers of $0.6 million, increased headcount, salary increases, and other personnel related expenses of $0.4 million, primarily in the sales, engineering and product development functions, increased depreciation expense of $0.4 million, and other expenses of $0.3 million.
Stock compensation expense, a non-cash expense, increased to $0.7 million in the second quarter of 2007 from $36 thousand in the second quarter of 2006 and related to the continued vesting, as a result of our initial public offering, of restricted stock granted to certain executives in 2006.
The loss on disposals of property, plant, and equipment was $0.2 million in the second quarter of 2007 as compared to a gain of $0.7 million in the second quarter of 2006. The gain in 2006 related to the amortization of the deferred gain on the sale-leaseback of our Des Plaines facility that occurred in 2005. During the second half of 2006, we extended the term of the lease, which resulted in $0.6 million less amortization of deferred gain in the second quarter of 2007.
Other Expenses
Interest expense decreased to $12.1 million in the second quarter of 2007, compared to $12.5 million for the second quarter of 2006. The cash portion of interest expense decreased by $1.1 million to $10.0 million in the second quarter of 2007, due to the repayment of the revolving credit facility from the proceeds of our initial public offering in December 2006. Amortization of deferred financing costs and debt discount increased by $0.7 million to $2.1 million in the second quarter of 2007 due to the incremental amortization from financing costs incurred in 2006 related to the amendment of certain debt instruments. Of the increase, $0.4 million was non-recurring.
Income Before Income Taxes
Income before income taxes in the second quarter of 2007 was $4.6 million compared to $1.6 million in the second quarter of 2006, due to the factors described above.
Provision for Income Taxes
The provision for income taxes in the second quarters of 2007 and 2006 relates to foreign and certain state income taxes. Since we have net losses for the six months ended June 29, 2007 and June 30, 2006, we have recorded a non-cash valuation allowance to reduce our deferred tax asset related to U.S. net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
Net Income
The net income for the second quarter of 2007 was $4.4 million, compared to $1.5 million in the second quarter of 2006, due to the factors described above.
Comparison of Six Fiscal Months Ended June 29, 2007 and June 30, 2006
Net Sales
Net sales increased $5.0 million, or 2.2%, to $236.5 million in the first six months of 2007 from $231.5 million in the first six months of 2006. The following table summarizes our net sales by product segment:

($ in thousands)	Six fiscal months ended
	June 29, 2007		June 30, 2006
	Net Sales	%	Net Sales	%	% Change
Product sales	$197,350	83.4%	$192,683	83.2%	2.4%
Rental revenue	29,504	12.5	28,153	12.2	4.8
Used rental equipment sales	9,684	4.1	10,710	4.6	(9.6)

Net sales	$236,538	100.0%	$231,546	100.0%	2.2%

Product sales increased $4.7 million, or 2.4%, to $197.4 million in the first six months of 2007 from $192.7 million in the first six months of 2006. The increase in sales was due to higher sales prices, offset by lower unit volume from harsher weather in the first quarter.
Rental revenue increased $1.3 million, or 4.8%, to $29.5 million for the first six months of 2007, compared to $28.2 million in the first six months of 2006. The increase in rental revenue was due to an improved rental market.
Used rental equipment sales decreased to $9.7 million in the first six months of 2007 from $10.7 million in the first six months of 2006 due to the timing of customer demand. Used rental equipment sales may vary significantly from quarter to quarter.

Gross Profit
Gross profit of $73.8 million, or 31.2% of net sales, in the first six months of 2007 increased 13.1%, from $65.2 million, or 28.2% of net sales, in the first six months of 2006. All three segments showed improved gross margins as a percent of net sales.
Product sales contributed $53.6 million, or 27.2% of product sales, a 15.8% increase from the $46.3 million, or 24.0% of product sales, in the first six months of 2006. The $7.3 million increase in product gross profit was due to $9.5 million of higher sales prices and $1.6 million of operating efficiencies, mostly freight, in excess of inflation in labor and utilities, partially offset by $2.6 million of higher net material costs and $1.2 million of lower unit volume.
Rental gross profit for the first six months of 2007 was $13.2 million, as compared to $11.4 million in the first six months of 2006 due to higher rental revenues and lower depreciation expense. Depreciation expense on rental equipment for the first six months of 2007 was $7.9 million, as compared to $8.7 million in the same period of 2006. Rental gross profit before depreciation was $21.1 million in the first six months of 2007, or 71.5% of rental revenue, an increase from the $20.1 million, or 71.5% of rental revenue, reported in the first six months of 2006, due to higher rental revenues.
Gross profit on sales of used rental equipment for the first six months of 2007 was $7.0 million, or 72.8% of used rental equipment sales, a decrease from $7.5 million, or 70.2% of sales, in the first six months of 2006. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $51.7 million in the first six months of 2007 from $48.5 million for the first six months of 2006. The increase was due to increased headcount, salary increases, and other personnel related expenses of $1.3 million, primarily in the sales, engineering and product development functions, increased lease expense at distribution centers of $1.0 million, and depreciation expense of $0.7 million, and other expenses of $0.2 million.
Stock compensation expense, a non-cash expense, increased to $1.4 million in the first six months of 2007 from $0.1 million in the first six months of 2006 and related to the continued vesting, as a result of our initial public offering, of restricted stock granted to certain executives in 2006.
The loss on disposals of property, plant, and equipment was $0.3 million in the first six months of 2007 as compared to a gain of $1.3 million in the first six months of 2006. The gain in 2006 related to the amortization of the deferred gain on the sale-leaseback of the Des Plaines facility that occurred in 2005. During the second half of 2006, we extended the term of the lease, which resulted in $1.1 million less amortization of deferred gain in the first six months of 2007.
Other Expenses
Interest expense decreased to $23.3 million in the first six months of 2007, compared to $24.6 million for the first six months of 2006. The cash portion of interest expense decreased by $2.1 million to $19.7 million in the first six months of 2007, due to the repayment of the revolving credit facility from the proceeds of our initial public offering in December 2006. Amortization of deferred financing costs and debt discount increased by $0.8 million to $3.6 million in the first six months of 2007 due to the incremental amortization from financing costs incurred in 2006 related to the amendment of certain debt instruments. Of the increase, $0.4 million was non-recurring.

Loss Before Income Taxes
Loss before income taxes in the first six months of 2007 was $3.5 million compared to $7.4 million in the first six months of 2006, due to the factors described above.
Provision for Income Taxes
The provision for income taxes in the first six months of 2007 and 2006 relates to foreign and certain state income taxes. We have recorded a non-cash valuation allowance to reduce our deferred tax asset related to U.S. net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
Net Loss
The net loss for the first six months of 2007 was $3.8 million, compared to $7.6 million in the first six months of 2006, due to the factors described above.
Liquidity and Capital Resources
Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is the amount available under our revolving credit facility. As of June 29, 2007, we had $99.7 million available for borrowing under our revolving credit facility.
Our capital uses relate primarily to capital expenditures and debt service. Our capital expenditures consist primarily of additions to our rental equipment fleet and additions to our property, plant, and equipment. Additions to rental equipment are based on expected demand for the equipment in certain geographies or product families. Additions to property, plant, and equipment consist of manufacturing and distribution equipment and management information systems. We finance these capital expenditures with cash on hand, borrowings under our revolving credit facility, and with proceeds of sales of our used rental equipment. The following table sets forth a summary of these capital events for the periods indicated.

($ in thousands)	Six fiscal months ended
	June 29, 2007	June 30, 2006
Capital expenditures:
Additions to rental equipment	$15,259	$10,531
Additions to property, plant and equipment	10,018	4,103
Proceeds from sales of used rental equipment	(9,684)	(10,710)
Proceeds from sales of PP&E	(5)	(21)

Net additions to rental equipment and property, plant, and equipment	$15,588	$3,903

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

Net cash used in operating activities in the first six months of 2007 was $(32.8) million, compared to $(16.5) million in the first six months of 2006. This activity is comprised of the following:

($ in millions)	2007	2006

Net loss	$(3.8)	$(7.6)
Non-cash adjustments	9.5	5.7

Subtotal of net loss and non-cash adjustments	5.7	(1.9)
Changes in assets and liabilities	(38.5)	(14.5)

Net cash used in operating activities	$(32.8)	$(16.4)

The subtotal of net loss and non-cash adjustments was $5.7 million for the first six months of 2007, a $7.6 million improvement from $(1.9) million in the first six months of 2006. The improvement was due to the reduced net loss, higher stock compensation expense, lower amortization of deferred gain on sale-leaseback, and lower amortization of financing costs and debt discount, which are discussed in the “Net Loss,” “Operating Expenses,” and Other Expenses” sections above.
Changes in assets and liabilities resulted in a $38.5 million use of cash in the first six months of 2007, as compared to $14.6 million in the first six months of 2006. Changes in inventories, accounts payable, and accrued and other long-term liabilities reflected a larger use of cash. The increase in inventories was $15.1 million in the first six months of 2007 compared to $4.0 million in the first six months of 2006 due to higher finished goods levels to improve customer service, the timing of raw material purchases, and inflation. Accounts payable was a $1.0 million source of cash in the first six months of 2007 as compared to $3.7 million in the first six months of 2006 due to the timing of vendor purchases and payments. The decrease in accrued and other long-term liabilities was $5.2 million in the first six months of 2007 as compared to a $0.6 million increase in the first six months of 2006 due to the higher payment of sales rebates, incentives, and discretionary retirement contributions as a result of the favorable operating results for the year ended December 31, 2006.
For the six months ended June 29, 2007, our gross long-term debt borrowings, which represent the sum of individual days with borrowings on the revolving credit facility, were $49.5 million. This was partially offset by repayments on the revolving credit facility of $29.5 million. For the six months ended June 29, 2007, we paid $0.6 million of financing costs incurred in 2006 related to the amendment of certain credit agreements. In December 2006, we completed an initial public offering of our common stock and in January 2007, the underwriters of the offering exercised a portion of their over-allotment option. We received a net $0.6 million in the six months ended June 29, 2007, which consisted of $2.8 million of proceeds from the partial exercise of the over-allotment option and the payment of $2.2 million of issuance costs incurred in 2006. For the six months ended June 29, 2007, we received $0.2 million and $1.1 million from the exercise of stock options and the repayment of loans to shareholders, respectively.
We have a $130.0 million senior secured revolving credit facility, of which $20.0 million was outstanding as of June 29, 2007. The facility has no financial maintenance covenants and matures on July 31, 2008. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15.0 million. Under the calculation, all of the $130.0 million was available as of June 29, 2007. Letters of credit of $10.3 million were outstanding at December 31, 2006, resulting in available borrowings of $99.7 million under the revolving credit facility. The credit facility is secured by substantially all of our assets.

As of June 29, 2007, our other long-term debt consisted of the following:

($ in thousands)	Amount
Senior Second Secured Notes, interest rate of 10.75%	$165,000
Debt discount on Senior Second Secured Notes	(2,328)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(3,925)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	7,743
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,057
Capital lease obligations	1,879

Total long-term debt	324,155
Less current maturities	(3,258)

Long-term portion	$320,897

At June 29, 2007, working capital was $95.1 million, compared to $81.4 million at December 31, 2006. The $13.7 million increase was comprised of the following:
•	$15.0 million increase in accounts receivable due to the higher net sales in the second quarter of 2007 relative to the fourth quarter of 2006,

•	$15.1 million increase in inventories due to the normal seasonal build for the high volume third quarter, higher finished goods levels to improve customer service, the timing of raw material purchases, and material cost inflation,

•	$2.8 million increase in prepaid expenses and other current assets due to the timing of insurance premium payments and an increase in the current portion of notes receivable,

•	$3.0 million decrease in accounts payable primarily due to non-recurring payables at December 31, 2006, for initial public offering issuance costs, financing costs, and consultant fees, and

•	$4.6 million decrease in accrued compensation and benefits due to the payment of incentives and discretionary retirement contributions, offset by

•	$26.8 million decrease in cash and cash equivalents from the normal seasonal cash outflow from operating and investing activities.
We believe our liquidity, capital resources, and cash flows from operations are sufficient to fund the capital expenditures and rental fleet additions we have planned as well as our debt service requirements for at least the next 12 months. However, our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and rental fleet additions will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The revolving credit facility expires in July 2008 and the Senior Second Secured Notes mature in September 2008. In July 2007, we decided to defer an announced refinancing of much of our outstanding long-term debt due to unfavorable market conditions. We intend to monitor those conditions over the next several months and reconsider our refinancing plans as conditions evolve. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

Commitments
The material changes to minimum future payments from December 31, 2006 relate to new real estate leases and the extension of existing leases. The remaining future minimum lease payments under non-cancelable operating leases at June 29, 2007 were $4.2 million for the balance of 2007, and $7.1 million, $6.4 million, $5.8 million, $5.4 million, and $35.4 million for the years ended December 31, 2008, 2009, 2010, 2011, and thereafter, respectively.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our product cost of sales in 2006. In 2005, 2006, and the first six months of 2007, our steel costs increased moderately, but less than in 2004. We expect overall steel costs to decrease in the second half of 2007. Additionally, we expect increases in energy costs, including natural gas and petroleum products, which will impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
Stock Collateral Valuation — Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities (“Collateral Threshold”). The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of a subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of our subsidiary if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of June 29, 2007, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral upon the book value, par value and estimated market value of the capital as of June 29, 2007. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. as of June 29, 2007 was $14.7 million. Based upon the foregoing, as of June 29, 2007, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, for the year ended June 29, 2007, and multiplied this adjusted EBITDA by 9.2 times. We determined this multiple by multiplying our closing share price as of June 29, 2007 by the number of the common shares and equivalents outstanding, adding our long-term debt, and dividing by our adjusted EBITDA.
Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the year ended June 29, 2007, together with a reconciliation to net income:

Dayton
Superior
Canada, Ltd.
Net Income	$501
Provision for Income Taxes	278

Income before Provision for Income Taxes	779
Interest Income	(65)

Income from Operations	714
Depreciation Expense	883

Adjusted EBITDA	1,597
Multiple	9.2

Estimated Fair Value	$14,692

As described above, we have used adjusted EBITDA of Dayton Superior Canada Ltd. solely for purposes of determining the estimated market value of the capital stock to determine whether that capital stock is included in the collateral. Adjusted EBITDA is not a recognized financial measure under generally accepted accounting principles and does not purport to be an alternative to operating income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our consolidated results as reported under generally accepted accounting principles. Because not all companies use identical calculations, the presentation of adjusted EBITDA also may not be comparable to other similarly titled measures of other companies. You are encouraged to evaluate the adjustments taken and the reasons we consider them appropriate for analysis for determining estimated market value of our subsidiary’s capital stock.
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in capital stock previously excluded from collateral becoming part of the collateral or capital stock that was previously included in collateral to become excluded. The Applicable Value of Dayton Superior Canada Ltd. as of June 29, 2007 and the adjusted EBITDA for the twelve months ended June 29, 2007 would have to increase by $18.3 million and $2.0 million, respectively, in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral.

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
Forward-Looking Statements
This Form 10-Q includes forward-looking statements that are not statements of historical fact and may include a number of risks and uncertainties with respect to our financial condition, results of operations and business. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”’ Forward-looking statements can be identified by the use of terminology such as ‘‘subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects,” “may,” “should,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain, we may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 29, 2007, the only financial instrument we had that is sensitive to changes in interest rates is our $130.0 million revolving credit facility. The outstanding balance under the facility as of June 29, 2007 was $20.0 million, and the average borrowings for the six months ended June 29, 2007 were $8.0 million. The facility has several interest rate options, which re-price on a short-term basis.
During the six months ended June 29, 2007, our weighted average interest rate on the facility was 17.0%. The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused credit and borrowing availability) by average borrowings. The high weighted average interest rate during the six month period ended June 30, 2007 is a reflection of the limited average borrowings during those periods. Interest expense on the facility for the six months ended June 29, 2007 was $0.7 million. The components consisted of $0.3 million of interest on borrowings (8.4%), $0.1 million of letter of credit fees (3.3%), and $0.2 million for commitment fees on unused availability (5.3%). A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $80,000.
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
We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is required as of December 31, 2007. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we expect to make improvements in the design of and operation of our internal controls including further formalization of policies and procedures and improving segregation of duties. Although we believe that our efforts will enable us to provide the required management report on internal controls and our independent registered public accountants to provide the required attestation as of the end of 2007, we can give no assurance that these efforts will be successfully completed in a timely manner.

Part II. — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 29, 2007, we issued a total of 7,670 shares of common stock for aggregate proceeds of $35 ($0.0046 per share) upon the exercise of warrants that were issued with the Senior Subordinated Notes. The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act for transactions not involving a public offering.
Item 4. Submission of Items to a Vote of Security Holders.
We held our Annual Meeting of Stockholders on May 24, 2007. At the Annual Meeting, our stockholders elected as Class I directors two nominees proposed by the Board of Directors for a term expiring at the Annual Meeting of Stockholders to be held in 2010. No other nominations were made, and the two nominees were re-elected. There were 17,443,101 shares of our common stock present at the meeting, and the number of votes cast for each of the two nominees and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Stephen Berger	14,904,143	2,538,958
William F. Hopkins	14,901,643	2,541,458
In addition to Messrs. Berger and Hopkins, our continuing directors are Douglas W. Rotatori, Eric R. Zimmerman, Steven M. Berzin and Sidney J. Nurkin.
Our stockholders also approved the Fifth Amendment to the Dayton Superior Corporation 2000 Stock Option Plan, as amended, as described in the Proxy Statement for the Annual Meeting. The number of votes cast for and against approval of the Fifth Amendment and the number of abstentions were as follows:

Matter	Votes For	Votes Against	Votes Abstained	Broker Non-Votes

Approval of Fifth Amendment	15,949,040	124,725	3,478	1,365,858
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
DATE: August 10, 2007	BY:	/s/ Edward J. Puisis
Edward J. Puisis Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS
     Description

	Exhibit No.	Description
(10)	Material Contracts
	10.1	Fifth Amendment to Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2007]	†*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**
(32)	Section 1350 Certifications
	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**
	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed