Form 10-Q
period 2007-09-28
DAYTON SUPERIOR CORP
filed 2007-11-13
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
September 28, 2007	1-11781
DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	31-0676346

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

7777 Washington Village Dr., Suite 130
Dayton, Ohio	45459

(Address of principal	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
19,066,212 Shares of Common Stock were outstanding as of November 9, 2007

Part I. – Financial Information
Item 1 – Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of September 28, 2007 and December 31, 2006
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 28,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$62	$26,813
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $5,228 and $5,430	79,579	71,548
Inventories	72,612	58,396
Prepaid expenses and other current assets	6,686	5,907
Prepaid income taxes	479	320

Total current assets	159,418	162,984

Rental equipment, net of accumulated depreciation of $69,749 and $63,469	68,286	63,766
Property, plant and equipment, net of accumulated depreciation of $60,732 and $57,932	51,918	45,697
Goodwill	43,643	43,643
Intangible assets, net of accumulated amortization	3,131	5,062
Other assets	1,951	483

Total assets	$328,347	$321,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$17,900	$—
Current maturities of long-term debt	167,053	2,551
Accounts payable	30,113	40,883
Accrued compensation and benefits	13,853	18,001
Accrued interest	6,531	6,234
Accrued freight	4,747	4,849
Other accrued liabilities	8,999	9,111

Total current liabilities	249,196	81,629

Other long-term debt, net of current portion	157,585	319,899
Deferred income taxes	11,318	11,354
Other long-term liabilities	8,360	10,297

Total liabilities	426,459	423,179

Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,066,212 and 18,773,283 shares issued and outstanding, 754,476 shares unvested	191	188
Additional paid-in capital	206,464	201,602
Loans to stockholders	(1,077)	(2,268)
Accumulated other comprehensive loss	(215)	(981)
Accumulated deficit	(303,475)	(300,085)

Total stockholders’ deficit	(98,112)	(101,544)

Total liabilities and stockholders’ deficit	$328,347	$321,635

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Operations
For The Three and Nine Fiscal Months Ended September 28, 2007 and September 29, 2006
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Product sales	$112,327	$107,852	$309,677	$300,535
Rental revenue	14,707	16,275	44,211	44,428
Used rental equipment sales	3,789	7,514	13,473	18,224

Net sales	130,823	131,641	367,361	363,187

Product cost of sales	82,394	80,589	226,160	226,992
Rental cost of sales	8,784	9,600	25,129	26,330
Used rental equipment cost of sales	581	2,243	3,214	5,435

Cost of sales	91,759	92,432	254,503	258,757

Product gross profit	29,933	27,263	83,517	73,543
Rental gross profit	5,923	6,675	19,082	18,098
Used rental equipment gross profit	3,208	5,271	10,259	12,789

Gross profit	39,064	39,209	112,858	104,430

Selling, general and administrative expenses	26,677	26,750	79,837	75,648
Facility closing and severance expenses	140	96	591	373
(Gain) loss on disposals of property, plant, and equipment	217	(439)	478	(1,775)

Income from operations	12,030	12,802	31,952	30,184

Other expenses:
Interest expense	11,682	12,743	34,996	37,364
Interest income	(47)	203	(227)	176
Other expense (income)	(214)	(46)	119	108

Income (loss) before provision for income taxes	609	(98)	(2,936)	(7,464)

Provision for income taxes	223	244	454	459

Net income (loss)	$386	$(342)	$(3,390)	$(7,923)

Basic net income (loss) per common share	$0.02	$(0.03)	$(0.19)	$(0.80)
Average number of shares of common stock outstanding	18,311,736	9,917,316	18,273,146	9,917,316
Diluted net income (loss) per common share	$0.02	$(0.03)	$(0.19)	$(0.80)
Average number of shares of common stock and equivalents outstanding	19,302,123	9,917,316	18,273,146	9,917,316
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
For The Nine Fiscal Months Ended September 28, 2007 and September 29, 2006
(Amounts in thousands)
(Unaudited)

	Nine Fiscal Months Ended
	September 28,	September 29,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(3,390)	$(7,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,482	18,974
Amortization of intangibles	133	485
Stock compensation expense	2,062	653
Deferred income taxes	(36)	—
Amortization of deferred financing costs and debt discount	5,229	4,280
Amortization of deferred gain on sale-leaseback transactions	(1,217)	(2,618)
Gain on sales of rental equipment	(10,259)	(12,789)
Loss on sales of property, plant and equipment	837	32
Changes in assets and liabilities:
Accounts receivable	(7,589)	(19,172)
Inventories	(14,013)	(8,451)
Prepaid expenses and other assets	(2,324)	(867)
Prepaid income taxes	(156)	116
Accounts payable	(8,025)	257
Accrued liabilities and other long-term liabilities	(4,859)	2,978

Net cash used in operating activities	(25,125)	(24,045)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(13,944)	(7,282)
Proceeds from sales of property, plant and equipment	37	21
Rental equipment additions	(19,483)	(15,988)
Proceeds from sales of rental equipment	13,473	18,224

Net cash used in investing activities	(19,917)	(5,025)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	83,324	113,175
Repayments of revolving credit facility	(65,424)	(82,625)
Repayments of other long-term debt	(1,118)	(1,616)
Financing costs incurred	(659)	—
Changes in loans to stockholders	1,191	186
Issuance of shares of common stock	808	—

Net cash provided by financing activities	18,122	29,120

Effect of Exchange Rate Changes on Cash and Cash Equivalents	169	263

Net increase (decrease) in cash and cash equivalents	(26,751)	313
Cash and cash equivalents, beginning of period	26,813	—

Cash, end of period	$62	$313

Supplemental Disclosures:
Cash paid for income taxes	$413	$208
Cash paid for interest	29,243	32,358
Property, plant and equipment and rental equipment additions in accounts payable	2,560	1,630
Rental equipment acquired under capital lease	—	1,200
Reclassification of common shares due to expiration of put option	—	1,754
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Nine Fiscal Months Ended September 28, 2007 and September 29, 2006
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Net income (loss)	$386	$(342)	$(3,390)	$(7,923)

Other comprehensive gain:
Foreign currency translation adjustment	98	(7)	766	263

Comprehensive income (loss)	$484	$(349)	$(2,624)	$(7,660)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

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

As discussed in Note 8, the Company obtained a commitment from a lender to provide new credit facilities consisting of a $150,000 revolving credit facility and $100,000 term loan facility to refinance the existing revolving credit facility and the Senior Second Secured Notes. The commitment expires January 25, 2008. This commitment is subject to customary conditions, including an absence of certain material adverse changes in the business and a minimum Adjusted EBITDA, as defined.

The Company currently expects to consummate the financing described in the commitment and to refinance the existing revolving credit facility and the Senior Second Secured Notes before the expiration of the commitment. In the event the Company does not consummate this financing commitment, the Company’s financial resources may be insufficient to satisfy its current debt obligations. Such circumstances may have a material adverse effect on the Company’s business, financial condition and results of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should the Company be deemed to be unable to continue as a going concern.

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
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of September 28, 2007 and December 31, 2006:

	September 28,	December 31,
	2007	2006
Raw materials	$17,319	$14,095
Work in progress	3,503	2,282
Finished goods	51,790	42,019

Total Inventory	$72,612	$58,396

(c)	Income (Loss) Per Share of Common Stock – Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of vested shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive, during each period. The Company’s common stock equivalents consist of unvested shares, warrants, and stock options, and their effect is calculated using the treasury stock method. The reconciliation of average number of shares of common stock outstanding to average number of shares of common stock and equivalents outstanding for the three months ended September 28, 2007 is as follows:

Average number of common shares outstanding	18,311,736
Shares of unvested common stock	754,476
Assumed exercise of dilutive warrants	231,770
Assumed exercise of dilutive stock options	4,141

Average number of common shares and equivalents	19,302,123

For the three months ended September 29, 2006, the nine months ended September 28, 2007, and the nine months ended September 29, 2006, common stock equivalents of 1,262,595, 997,958, and 765,297, respectively, were not included as their effect would have been anti-dilutive.

(d)	New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company complied with the provisions of Interpretation No. 48 as of January 1, 2007. The Company files income tax returns in the United States, Canada, and various state, local, and provincial jurisdictions. The Company is subject to U.S. Federal income tax examination for 2003 through 2005, and in other jurisdictions for 1999 through 2006. Use of net operating losses from years prior to these may re-open the examination period for those prior years. The Company recognizes interest and penalties as a component of provision for income taxes. Due to the Company’s net operating loss and related valuation allowance, the adoption of Interpretation No. 48 did not have a material impact on the condensed consolidated financial statements. The amount of unrecognized tax benefit from uncertain tax positions as of January 1, 2007, was not material and no material changes occurred related to the unrecognized tax benefit for the three and nine months ended September 28, 2007. The Company does not expect any material changes in its uncertain tax positions for the next 12 months.

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

(3) Credit Arrangements
The Company has a $130,000 senior secured revolving credit facility, which has no financial maintenance covenants and matures in July 2008. The maximum amount of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15,000. At September 28, 2007, $125,461 was available for borrowing, of which $17,900 was outstanding at a weighted average interest rate of 7.8%. Outstanding letters of credit were $10,309, resulting in available borrowings of $97,252. The credit facility is secured by substantially all assets of the Company.
The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

	Three fiscal months ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Revolving Credit Facility:
Average borrowings	$20,591	$76,140	$12,233	$70,033
Maximum borrowing	27,050	81,700	27,050	81,700
Weighted average interest rate	10.4%	8.2%	13.3%	7.9%
The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused credit and borrowing availability) by average borrowings. The high weighted average interest rate during the three and nine month periods ended September 28, 2007 is a reflection of the limited average borrowings during those periods. Interest expense on the facility for the three months ended September 28, 2007 was $534, consisting of $383 of interest on borrowings (7.5%), $57 of letter of credit fees (1.1%), and $94 for commitment fees on unused availability (1.8%). Interest expense on the facility for the nine months ended September 28, 2007 was $1,207, consisting of $718 of interest on borrowings (7.9%), $186 of letter of credit fees (2.1%), and $303 for commitment fees on unused availability (3.3%).
Following is a summary of the Company’s other long-term debt as of September 28, 2007 and December 31, 2006:

	September 28,	December 31,
	2007	2006
Senior Second Secured Notes, interest rate of 10.75%	$165,000	$165,000
Debt discount on Senior Second Secured Notes	(1,865)	(3,208)
Senior Subordinated Notes, interest rate of 13.0%	154,729	154,729
Debt discount on Senior Subordinated Notes	(3,481)	(4,746)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	7,662	7,286
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,035	1,063
Capital lease obligations	1,558	2,326

Total long-term debt	324,638	322,450
Less current maturities	(167,053)	(2,551)

Long-term portion	$157,585	$319,899

As of September 28, 2007, the Senior Second Secured Notes (the “Senior Notes”) have a principal amount of $165,000 and mature in September 2008. The Senior Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the Senior Notes was $167,062 as of September 28, 2007. The Senior Notes are secured by substantially all assets of the Company.
As of September 28, 2007, the Senior Subordinated Notes (the “Subordinated Notes”) have a principal amount of $154,729 and mature in June 2009. The Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Subordinated Notes were issued with warrants that allow the holders to purchase shares of the Company’s common stock for $0.0046 per share. As of September 28, 2007, warrants to purchase 231,880 shares of common stock were outstanding. The estimated fair value of the Subordinated Notes was $150,861 as of September 28, 2007.
(4) Stock Option Plans
The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (‘‘Stock Option Plan’’), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. The following table sets forth the status of the authorized options as of September 28, 2007:

Granted and outstanding	726,543
Granted and exercised	122,998
Available for granting	817,663

Total	1,667,204

The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 4.5 years as of September 28, 2007. The options granted in 2007 vested upon stockholder approval, which was approximately a month after the grant date. The options granted during 2006 vested on the grant date. For the options granted prior to 2006, between 10% and 25% of each option has a fixed vesting period of less than three years, with the remaining 75% to 90% of the option becoming exercisable nine years after the grant date. These options may be subject to accelerated vesting over one to five years from the date grant based on Company performance or upon certain change in control events based on the rate of return on investment achieved by the Company’s largest stockholder. Under the Stock Option Plan, the option exercise price must not be less than the stock’s market price on date of grant.
The Company accounts for stock options in accordance with SFAS No. 123R, which amends SFAS No. 123, Accounting for Stock-Based Compensation, and recorded non-cash compensation expense of $38 and $86 for the three and nine months ended September 28, 2007, respectively, and $591 and $653 for the three and nine months ended September 29, 2006, respectively. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 4%, was $398 as of September 28, 2007, and is expected to be expensed over a weighted average period of 1.8 years.
A summary of the status of the Company’s stock option plan as of and for the nine months ended September 28, 2007 is presented in the table and narrative below:

				Weighted
		Weighted	Unvested	Average Grant-	Aggregate
	Number of	Average Exercise	Number of	Date Value Per	Intrinsic
	Shares	Price Per Share	Shares	Share	Value
Outstanding at December 31, 2006	859,445	$11.93	592,790	$3.02	$293
Granted	17,872	12.00	17,872	0.70	(30)
Vested	—		(17,872)	0.70
Exercised	(20,641)	8.74	—		(65)
Expired	(20,592)	12.49	—
Forfeited	(109,541)	12.51	(109,541)	3.30

Outstanding at September 28, 2007	726,543	$11.92	483,249	$2.96	$8

As of September 28, 2007, the number of common shares exercisable and expected to become exercisable was 705,626. The weighted average exercise price was $11.91, the weighted average remaining life was 4.6 years, and the aggregate intrinsic value was $8.
The fair value of each option grant was estimated on the date of grant using the Black Scholes options pricing model. For the grants during the nine months ended September 28, 2007, the risk-free interest rate was 4.6%, the expected dividend yield was 0.0%, the expected life was 2 years, and the volatility was 16.3%.
On June 30, 2006, the Company issued 1,005,967 shares of restricted common stock to certain executives. Due to the completion of the Company’s initial public offering in December 2006, 251,492 shares of the stock vested on December 31, 2006 and 251,493, 251,490, and 251,492 shares will vest on December 31, 2007, 2008, and 2009, respectively. The unvested portion of the stock is subject to forfeiture by the executive under certain circumstances and is subject to accelerated vesting upon a change of control, as defined. In accordance with SFAS No. 123R, the per share grant-date fair value was the fair value of a share of common stock on the grant date of June 30, 2006. The Company recorded $658 and $1,976 of compensation expense for the three and nine months ended September 28, 2007, respectively. The remaining compensation expense for unvested restricted stock will be $659 for the balance of 2007, $1,211 in 2008, and $485 in 2009. There was no cash impact to the Company from the granting or vesting of the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.
There was no change in the Company’s outstanding restricted stock for the three and nine months ended September 28, 2007. As of September 28, 2007, the unvested stock had an aggregate intrinsic value of $6,262 and had an indefinite remaining term.
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
The following are the components of net periodic benefit cost for the three and nine months ended September 28, 2007 and September 29, 2006:

	Pension Benefits
	For the three	For the three	For the nine	For the nine
	fiscal months	fiscal months	fiscal months	fiscal months
	ended	ended	ended	ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Service cost	$171	$175	$515	$526
Interest cost	205	188	616	563
Expected return on plan assets	(243)	(207)	(729)	(621)
Amortization of prior service cost	3	3	7	10
Amortization of net loss	20	33	58	99

Net periodic benefit cost	$156	$192	$467	$577

	Symons Postretirement Benefits
	For the three	For the three	For the nine	For the nine
	fiscal months	fiscal months	fiscal months	fiscal months
	ended	ended	ended	ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	7	7	22	21
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	6	6	18	18
Amortization of net loss	(2)	(3)	(6)	(8)

Net periodic benefit cost	$11	$10	$34	$31

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the nine months ended September 28, 2007, contributions totaling $1,038 have been made, comprised of $247 for the fourth quarterly installment for the 2006 plan year, $191 for the final contribution for the 2006 plan year, and two quarterly installments of $300 each for the 2007 plan year. Additional quarterly installments of $300 for the 2007 plan year are expected to be made in the fourth quarter of 2007 and the first quarter of 2008. The final contribution, if any, for the 2007 plan year to be made in the third quarter of 2008 has not yet been determined.
(6) Segment Reporting
The Company has three reporting segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percentage of sales. There are no inter-segment sales.
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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended September 28, 2007 and September 29, 2006 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Product sales	$112,327	$107,852	$309,677	$300,535
Rental revenue	14,707	16,275	44,211	44,428
Used rental equipment sales	3,789	7,514	13,473	18,224

Net sales	130,823	131,641	367,361	363,187

Product cost of sales	82,394	80,589	226,160	226,992
Rental cost of sales	8,784	9,600	25,129	26,330
Used rental equipment cost of sales	581	2,243	3,214	5,435

Cost of sales	91,759	92,432	254,503	258,757

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Product gross profit	29,933	27,263	83,517	73,543
Rental gross profit	5,923	6,675	19,082	18,098
Used rental equipment gross profit	3,208	5,271	10,259	12,789

Gross profit	$39,064	$39,209	$112,858	$104,430

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,654	$1,239	$4,228	$3,784
Rental Revenue (rental equipment)	4,207	5,534	12,145	14,227
Corporate	788	314	2,109	963

Total depreciation	$6,649	$7,087	$18,482	$18,974

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
(8) Subsequent Events
The Company obtained a commitment from a lender to provide new credit facilities consisting of a $150,000 revolving credit facility, expected to be issued at the rate of LIBOR plus 2.25%, and a $100,000 term loan facility, expected to be issued at the rate of LIBOR plus 3.75%, to refinance the existing revolving credit facility and the Senior Second Secured Notes. The commitment expires January 25, 2008. If the financing is consummated, the new credit facilities will mature six years from the date of closing, unless the Senior Subordinated Notes due June 2009 are not redeemed or refinanced prior to March 14, 2009, in which case the new credit facilities will mature on that date. This commitment is subject to customary conditions, including an absence of material adverse changes in the business and a minimum Adjusted EBITDA, as defined. The Company currently expects to consummate the financing described in the commitment and to refinance the existing revolving credit facility and the Senior Second Secured Notes before the expiration of the commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. See ‘‘Risk Factors’’ included in our Form 10-K for the year ended December 31, 2006 for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion. Please refer to ‘‘Cautionary Note Concerning Forward-Looking Statements’’ included elsewhere in this document.
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

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Product sales	85.9%	81.9%	84.3%	82.8%
Rental revenue	11.2	12.4	12.0	12.2
Used rental equipment sales	2.9	5.7	3.7	5.0

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	73.4	74.7	73.0	75.5
Rental cost of sales	59.7	59.0	56.8	59.3
Used rental equipment cost of sales	15.3	29.9	23.9	29.8

Cost of sales	70.1	70.2	69.3	71.2

Product gross profit	26.6	25.3	27.0	24.5
Rental gross profit	40.3	41.0	43.2	40.7
Used rental equipment gross profit	84.7	70.1	76.1	70.2

Gross profit	29.9	29.8	30.7	28.8

Selling, general and administrative expenses	20.4	20.3	21.7	20.9
Facility closing and severance expenses	0.1	0.1	0.2	0.1
(Gain) loss on disposals of property, plant, and equipment	0.2	(0.3)	0.1	(0.5)

Income from operations	9.2	9.7	8.7	8.3
Interest expense	8.9	9.7	9.5	10.3
Interest income	—	0.1	—	0.1
Other expense (income)	(0.2)	—	—	—

Income (loss) before provision for income taxes	0.5	(0.1)	(0.8)	(2.1)
Provision for income taxes	0.2	0.2	0.1	0.1

Net income (loss)	0.3%	(0.3)%	(0.9)%	(2.2)%

Comparison of Three Fiscal Months Ended September 28, 2007 and September 29, 2006
Net Sales
Net sales decreased $0.8 million, or (0.6)%, to $130.8 million in the third quarter of 2007 from $131.6 million in the third quarter of 2006. The following table summarizes our net sales by product segment:

	Three fiscal months ended
	September 28, 2007		September 29, 2006
($ in thousands)	Net Sales	%	Net Sales	%	% Change
Product sales	$112,327	85.9%	$107,852	81.9%	4.1%
Rental revenue	14,707	11.2	16,275	12.4	(9.6)
Used rental equipment sales	3,789	2.9	7,514	5.7	(49.5)

Net sales	$130,823	100.0%	$131,641	100.0%	0.6%

Product sales increased $4.5 million, or 4.1%, to $112.3 million in the third quarter of 2007 from $107.8 million in the third quarter of 2006. Improved sales prices and higher unit volume contributed to the increase.
Rental revenue decreased to $14.7 million for the third quarter of 2007 from $16.3 million in the third quarter of 2006 due to lower demand in the non-residential construction market, particularly in Florida and in the Baltimore/Washington and Philadelphia metropolitan areas, and the timing of the completion of rental jobs and the subsequent redeployment of the rental equipment.
Used rental equipment sales decreased to $3.8 million in the third quarter of 2007 from $7.5 million in the third quarter of 2006 due to the timing of customer demand.
Gross Profit
Gross profit of $39.0 million, or 29.9% of sales, in the third quarter of 2007 was virtually flat with the $39.2 million, or 29.8% of sales, in the third quarter of 2006.
Product gross profit contributed $29.9 million, or 26.6% of product sales, an increase from the $27.2 million, or 25.3% of product sales, in the third quarter of 2006. The $2.7 million increase in product gross profit was due to $2.6 million of higher sales prices and $0.5 million of volume, partially offset by $0.4 million of higher net material costs. Improvements in operating costs were offset by increases in rent, labor, and utilities.
Rental gross profit for the third quarter of 2007 was $5.9 million, as compared to $6.7 million in the third quarter of 2006 due to lower rental revenues. Depreciation on rental equipment for the third quarter of 2007 was $4.2 million, as compared to $5.5 million in the same period of 2006. Rental gross profit before depreciation was $10.1 million in the quarter, or 68.9% of rental revenue, as compared to $12.2 million, or 75.0% of revenue reported in the third quarter of 2006. Rental equipment renovation was higher in anticipation of stronger demand for rental equipment that did not materialize.
Gross profit on sales of used rental equipment for the third quarter of 2007 was $3.2 million, or 84.7% of sales, as compared to $5.3 million, or 70.1% of sales, in the third quarter of 2006. Gross margin percentages fluctuate based on the mix and age of rental equipment sold with the increase in the third quarter of 2007 due to more fully depreciated equipment being sold.
Operating Expenses
Selling, general, and administrative expenses decreased to $26.7 million in the third quarter of 2007 from $26.8 million for the third quarter of 2006. Personnel related costs, primarily incentives, decreased by $1.1 million and were mostly offset by increased lease expense at distribution centers of $0.5 million and depreciation expense of $0.5 million.
The loss on disposals of property, plant, and equipment was $0.2 million in the third quarter of 2007 as compared to a gain of $0.4 million in the third quarter of 2006. The gain in 2006 related to the amortization of the deferred gain on the sale-leaseback of our Des Plaines facility that occurred in 2005. During the second half of 2006, we extended the term of the lease, which resulted in $0.6 million less amortization of deferred gain in the third quarter of 2007.
Other Expenses
Interest expense decreased to $11.7 million in the third quarter of 2007, compared to $12.7 million for the third quarter of 2006. The $1.0 million decrease was primarily due to the repayment of the revolving credit facility from the proceeds of our initial public offering in December 2006.
Income (Loss) Before Income Taxes
Income before income taxes in the third quarter of 2007 was $0.6 million compared to a loss of $0.1 million in the third quarter of 2006, due to the factors described above.

Provision for Income Taxes
The provision for income taxes in the third quarters of 2007 and 2006 related to foreign and certain state income taxes. Since we have net losses for the nine months ended September 28, 2007 and September 29, 2006, we recorded a non-cash valuation allowance to reduce our deferred tax asset related to U.S. net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
Net Income (Loss)
The net income for the third quarter of 2007 was $0.4 million, compared to a net loss of $0.3 million in the third quarter of 2006, due to the factors described above.
Comparison of Nine Fiscal Months Ended September 28, 2007 and September 29, 2006
Net Sales
Net sales increased $4.2 million, or 1.1%, to $367.4 million in the first nine months of 2007 from $363.2 million in the first nine months of 2006. The following table summarizes our net sales by product segment:

	Nine fiscal months ended
	September 28, 2007		September 29, 2006
($ in thousands)	Net Sales	%	Net Sales	%	% Change
Product sales	$309,677	84.3%	$300,535	82.8%	3.0%
Rental revenue	44,211	12.0	44,428	12.2	(0.5)
Used rental equipment sales	13,473	3.7	18,224	5.0	(26.0)

Net sales	$367,361	100.0%	$363,187	100.0%	1.1%

Product sales increased $9.2 million, or 3.0%, to $309.7 million in the first nine months of 2007 from $300.5 million in the first nine months of 2006. The increase in sales was due to higher sales prices, offset by lower unit volume from soft non-residential construction activity.
Rental revenue was virtually flat at $44.2 million for the first nine months of 2007, compared to $44.4 million in the first nine months of 2006.
Used rental equipment sales decreased to $13.5 million in the first nine months of 2007 from $18.2 million in the first nine months of 2006 due to reduced customer demand. Used rental equipment sales may vary significantly from quarter to quarter.
Gross Profit
Gross profit of $112.9 million, or 30.7% of net sales, in the first nine months of 2007 increased 8.1% from $104.4 million, or 28.8% of net sales, in the first nine months of 2006. All three segments showed improved gross margins as a percent of net sales.
Product gross profit contributed $83.5 million, or 27.0% of product sales, a 13.6% increase from the $73.5 million, or 24.5% of product sales, in the first nine months of 2006. The $10.0 million increase in product gross profit was due to $11.4 million of higher sales prices and $1.2 million of operating efficiencies, mostly freight, in excess of increases in rent, labor and utilities, partially offset by $2.1 million of higher net material costs and $0.5 million of lower unit volume.

Rental gross profit for the first nine months of 2007 was $19.1 million, as compared to $18.1 million in the first nine months of 2006, due to lower depreciation expense. Depreciation expense on rental equipment for the first nine months of 2007 was $12.1 million, as compared to $14.2 million in the same period of 2006. Rental gross profit before depreciation was $31.2 million in the first nine months of 2007, or 70.6% of rental revenue, a decrease from the $32.3 million, or 72.8% of rental revenue, reported in the first nine months of 2006. Rental equipment renovation was higher in anticipation of stronger demand for rental equipment that did not materialize.
Gross profit on sales of used rental equipment for the first nine months of 2007 was $10.3 million, or 76.1% of used rental equipment sales, a decrease from $12.8 million, or 70.2% of sales, in the first nine months of 2006. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and remained within historical ranges.
Operating Expenses
Selling, general, and administrative expenses increased to $79.8 million in the first nine months of 2007 from $75.6 million for the first nine months of 2006. The increase was due to increased lease expense at distribution centers of $1.5 million, stock compensation expense, a non-cash expense, of $1.4 million, depreciation and amortization expense of $0.8 million, personnel related expenses of $0.3 million, and other net expenses of $0.2 million.
The loss on disposals of property, plant, and equipment was $0.5 million in the first nine months of 2007 as compared to a gain of $1.8 million in the first nine months of 2006. The gain in 2006 related to the amortization of the deferred gain on the sale-leaseback of the Des Plaines facility that occurred in 2005. During the second half of 2006, we extended the term of the lease, which resulted in $1.7 million less amortization of deferred gain in the first nine months of 2007.
Other Expenses
Interest expense decreased $2.4 million to $35.0 million in the first nine months of 2007, compared to $37.4 million for the first nine months of 2006. The cash portion of interest expense decreased by $3.3 million to $29.8 million in the first nine months of 2007, due to the repayment of the revolving credit facility from the proceeds of our initial public offering in December 2006. Amortization of deferred financing costs and debt discount increased by $0.9 million to $5.2 million in the first nine months of 2007 due to the incremental amortization from financing costs incurred in 2006 related to the amendment of certain debt instruments, of which $0.4 million was non-recurring.
Loss Before Income Taxes
Loss before income taxes in the first nine months of 2007 was $2.9 million compared to $7.5 million in the first nine months of 2006, due to the factors described above.
Provision for Income Taxes
The provision for income taxes in the first nine months of 2007 and 2006 relates to foreign and certain state income taxes. We have recorded a non-cash valuation allowance to reduce our deferred tax asset related to U.S. net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
Net Loss
The net loss for the first nine months of 2007 was $3.4 million, compared to $7.9 million in the first nine months of 2006, due to the factors described above.

Liquidity and Capital Resources
Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is the amount available under our revolving credit facility. As of September 28, 2007, we had $97.3 million available for borrowing under our revolving credit facility.
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

	Nine fiscal months ended
	September 28,	September
($ in thousands)	2007	29, 2006
Capital expenditures:
Additions to rental equipment	$19,483	$15,988
Additions to property, plant and equipment	13,944	7,282
Proceeds from sales of used rental equipment	(13,473)	(18,224)
Proceeds from sales of property, plant and equipment	(37)	(21)

Net additions to rental equipment and property, plant, and equipment	$19,917	$5,025

We believe we can manage the capital requirements of our rental fleet, and thus our cash flow, through the careful monitoring of our rental fleet additions. Sales of used equipment can be adjusted to increase cash available for rental equipment additions or other corporate purposes.
Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity. In December 2006, we completed an initial public offering of our common stock. In January 2007, the underwriters of the offering exercised a portion of their over-allotment option.
Net cash used in operating activities in the first nine months of 2007 was $(25.1) million, compared to $(24.0) million in the first nine months of 2006. This activity is comprised of the following:

	September 28,	September 29,
($ in millions)	2007	2006
Net loss	$(3.4)	$(7.9)
Non-cash adjustments	15.2	9.0

Subtotal of net loss and non-cash adjustments	11.8	1.1
Changes in assets and liabilities	(36.9)	(25.1)

Net cash used in operating activities	$(25.1)	$(24.0)

The subtotal of net loss and non-cash adjustments was $11.8 million for the first nine months of 2007, a $10.7 million improvement from $1.1 million in the first nine months of 2006. The improvement was due to the reduced net loss, higher stock compensation expense, lower amortization of deferred gain on sale-leaseback, and higher amortization of financing costs and debt discount, which are discussed in the “Net Loss,” “Operating Expenses,” and Other Expenses” sections above.

Changes in assets and liabilities resulted in a $36.9 million use of cash in the first nine months of 2007, as compared to $25.1 million in the first nine months of 2006. Changes in inventories, accounts payable, and accrued and other long-term liabilities reflected a larger use of cash and were partially offset by a reduced use of cash in accounts receivable. The increase in inventories was $14.0 million in the first nine months of 2007 compared to $8.5 million in the first nine months of 2006 due to higher finished goods levels to improve customer service and due to inflation. Accounts payable was an $8.0 million use of cash in the first nine months of 2007 as compared to $0.3 million source of cash in the first nine months of 2006 due to the timing of vendor purchases and payments. The decrease in accrued and other long-term liabilities was $4.9 million in the first nine months of 2007 as compared to a $3.0 million increase in the first nine months of 2006 due to higher payments of sales rebates, incentives, and discretionary retirement contributions as a result of the favorable operating results for the year ended December 31, 2006. Accounts receivable improved to a $7.6 million use of cash from a $19.2 million use of cash due to improved days’ sales outstanding.
For the nine months ended September 28, 2007, our gross long-term debt borrowings, which represent the sum of individual days with borrowings on the revolving credit facility, were $83.3 million. This was mostly offset by individual days of repayments on the revolving credit facility of $65.4 million. For the nine months ended September 28, 2007, we paid $0.6 million of financing costs incurred in 2006 related to the amendment of certain credit agreements and $0.1 million related to refinancing activities in 2007. In December 2006, we completed an initial public offering of our common stock and in January 2007, the underwriters of the offering exercised a portion of their over-allotment option. We received a net $0.6 million in the nine months ended September 28, 2007, which consisted of $2.8 million of proceeds from the partial exercise of the over-allotment option and the payment of $2.2 million of issuance costs incurred in 2006. For the nine months ended September 28, 2007, we received $0.2 million and $1.2 million from the exercise of stock options and the repayment of loans to shareholders, respectively.
We have a $130.0 million senior secured revolving credit facility. The facility has no financial maintenance covenants and matures on July 31, 2008. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15.0 million. Under the calculation, all of the $125.5 million was available as of September 28, 2007, of which $17.9 was outstanding. Letters of credit of $10.3 million were outstanding at December 31, 2006, resulting in available borrowings of $97.3 million under the revolving credit facility. The credit facility is secured by substantially all of our assets.
As of September 28, 2007, our other long-term debt consisted of the following:

($ in thousands)	Amount
Senior Second Secured Notes, interest rate of 10.75%	$165,000
Debt discount on Senior Second Secured Notes	(1,865)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(3,481)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	7,662
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,035
Capital lease obligations	1,558

Total long-term debt	324,638
Less current maturities	167,053

Long-term portion	$157,585

At September 28, 2007, working capital was $(89.8) million, compared to $81.4 million at December 31, 2006. The $171.2 million decrease was comprised of the following:
•	$164.5 million increase in the current portion of long-term debt and $17.9 million increase in the revolving credit facility, due to maturities of the Senior Secured Notes and the revolving credit facility being within twelve months,

•	$26.8 million decrease in cash and cash equivalents from the normal seasonal cash outflow from operating and investing activities, offset by

•	$8.0 million increase in accounts receivable due to the higher net sales in the third quarter of 2007 relative to the fourth quarter of 2006,

•	$14.2 million increase in inventories due to higher finished goods levels to improve customer service, and material cost inflation,

•	$10.8 million decrease in accounts payable primarily due to non-recurring payables at December 31, 2006, for initial public offering issuance costs, financing costs, and consultant fees, and

•	$4.1 million decrease in accrued compensation and benefits due to the payment of incentives and discretionary retirement contributions, and

•	$1.0 million of other changes.
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
The revolving credit facility expires in July 2008 and the Senior Second Secured Notes mature in September 2008. We obtained a commitment from a lender to provide new credit facilities consisting of a $150 million revolving credit facility and $100 million term loan facility to refinance the existing revolving credit facility and the Senior Second Secured Notes. The commitment expires on January 25, 2008. This commitment is subject to customary conditions, including an absence of certain material adverse changes in our business and a minimum Adjusted EBITDA, as defined.
We currently expect to consummate the financing described in the commitment and to refinance the existing revolving credit facility and the Senior Second Secured Notes before the expiration of the commitment. In the event we do not consummate this financing commitment, our financial resources may be insufficient to satisfy our current debt obligations. Such circumstances may have a material adverse effect on the Company’s business, financial condition, and results of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should we be deemed to be unable to continue as a going concern.
Although we regularly consider acquisition opportunities as a means of expanding our product offerings and geographic reach, our current capital structure restricts our ability to pursue acquisitions financed with additional borrowings. Nevertheless, we may consider debt financed acquisitions where the agreements governing our outstanding debt permit them, or acquisitions financed with our common stock. Any such acquisition may have a material impact on our business and results of operations in future periods. Any such acquisition financed through the issuance of additional equity securities could result in dilution to our current stockholders.
Commitments
The material changes to minimum future payments from December 31, 2006 relate to new real estate leases and the extension of existing leases. The remaining future minimum lease payments under non-cancelable operating leases at September 28, 2007 were $2.4 million for the balance of 2007, and $8.5 million, $6.9 million, $6.4 million, $6.0 million, and $38.1 million for the years ended December 31, 2008, 2009, 2010, 2011, and thereafter, respectively.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.

Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 20% of our product cost of sales in 2006. In 2006 and the first nine months of 2007, our steel costs increased moderately. We expect overall steel costs to decrease in the fourth quarter of 2007 and to increase, perhaps significantly, in the first half of 2008. Additionally, we expect increases in energy costs, including natural gas and petroleum products, which will impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
Stock Collateral Valuation – Senior Second Secured Notes
Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities (“Collateral Threshold”). The indenture governing our Senior Second Secured Notes and the security documents for the notes provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the stock is equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of a subsidiary due to the fact that such subsidiary’s capital stock or other securities secure our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically will be deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes may be amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that are so deemed to no longer constitute part of the collateral; however, the excluded collateral will continue to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes may at any time in the future lose all or a portion of their security interest in the capital stock of our subsidiary if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of September 28, 2007, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral upon the book value, par value and estimated market value of the capital as of September 28, 2007. The Applicable Value for the capital stock is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value.
The Applicable Value of Dayton Superior Canada Ltd. as of September 28, 2007 was $9.5 million. Based upon the foregoing, as of September 28, 2007, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, for the year ended September 28, 2007, and multiplied this adjusted EBITDA by 7.4 times. We determined this multiple by multiplying our closing share price as of September 28, 2007 by the number of the common shares and equivalents outstanding, adding our long-term debt, and dividing by our adjusted EBITDA.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the year ended September 28, 2007, together with a reconciliation to net income:

Dayton
Superior
Canada, Ltd.
Net Income	$278
Provision for Income Taxes	205

Income before Provision for Income Taxes	483
Interest Income	(78)

Income from Operations	405
Depreciation Expense	880

Adjusted EBITDA	1,285
Multiple	7.6

Estimated Fair Value	$9,766

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
A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could result in capital stock previously excluded from collateral becoming part of the collateral or capital stock that was previously included in collateral to become excluded. The Applicable Value of Dayton Superior Canada Ltd. as of September 28, 2007 and the adjusted EBITDA for the twelve months ended September 28, 2007 would have to increase by $23.2 million and $3.1 million, respectively, in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 28, 2007, the only financial instrument we had that was sensitive to changes in interest rates was our $130.0 million revolving credit facility. The outstanding balance under the facility as of September 28, 2007 was $17.9 million, and the average borrowings for the nine months ended September 28, 2007 were $12.2 million. The facility has several interest rate options, which re-price on a short-term basis.
During the nine months ended September 28, 2007, our weighted average interest rate on the facility was 13.3%. The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused credit and borrowing availability) by average borrowings. The high weighted average interest rate during the nine month period ended September 28, 2007 was a reflection of the limited average borrowings during this period. Interest expense on the facility for the nine months ended September 28, 2007 was $1.2 million. The components consisted of $0.7 million of interest on borrowings (7.9%), $0.2 million of letter of credit fees (2.1%), and $0.3 million for commitment fees on unused availability (3.3%). A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $122,000.
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
Part II. – Other Information
Item 1A. Risk Factors
The following risk factor is added to the Risk Factors contained in our Annual Report on Form 10-K:
Our revolving credit facility expires in July 2008 and our Senior Second Secured Notes mature in September 2008. We have a $130 million revolving credit facility which matures in July 2008. As of September 28, 2007, $125.5 million was available for borrowing under this credit facility, of which $17.9 million was outstanding. In addition, as of September 28, 2007, we have Senior Second Secured Notes which have a principal amount of $165 million and mature in September 2008. We obtained a commitment from a lender to provide new credit facilities consisting of a $150 million revolving credit facility and a $100 million term loan facility to refinance the existing revolving credit facility and the Senior Second Secured Notes. The commitment expires January 25, 2008. This commitment is subject to customary conditions, including an absence of material adverse changes in the business, and a minimum Adjusted EBITDA, as defined. Our ability to comply with these conditions may be affected by events beyond our control and we may not be able to obtain additional financing on terms acceptable to us or at all. If we are unable to secure additional financing, we may be unable to satisfy our current debt obligations. In addition, our inability to meet these debt service requirements could:
•	Increase our vulnerability to general adverse economic and industry conditions;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our indebtedness, thereby reducing the availability of our cash flow for operations;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Have a material adverse effect on our business, financial condition and results of operations.
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION

DATE: November 13, 2007	BY:	/s/ Edward J. Puisis

Edward J. Puisis
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS
Description

	Exhibit No.	Description

(10)	Material Contracts
	10.1	Commitment Letter between General Electric Capital Corporation and Dayton Superior Corporation	**

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**

(32)	Section 1350 Certifications

	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**

	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

**	Filed herewith