Form 10-K
period 2007-12-31
DAYTON SUPERIOR CORP
filed 2008-03-17
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 14, 2008, there were 19,066,212 shares of common stock outstanding. As of June 30, 2007, the aggregate market value of common stock held by non-affiliates was $120,004,160 based on the closing market price value of the common stock.

DOCUMENT INCORPORATED BY REFERENCE

Dayton Superior Corporation’s proxy statement for its Annual Meeting of Stockholders to be held on April 22, 2008; definitive copies of the proxy statement will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the proxy statement as are specifically incorporated by reference into Part III of this Report shall be deemed filed as part of this Report.

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

We sell most of our 18,000 products under well-established brand names. Our products are used to help form, strengthen, move, stabilize, cure or color concrete. Our products are generally imbedded in, or applied to, concrete and consumed during the construction process, thereby providing us with a source of recurring revenue. Our products include metal and plastic bar supports, anchor bolts, snap ties, wall forming products, rebar splicing devices, load transfer units, precast and tilt-up construction lifting hardware and construction chemicals. In addition, we sell a complete line of new and used forming and shoring systems, which may be combined to create solutions for a wide variety of customer-specific applications. We also rent a complete line of forming and shoring systems, and believe our rental fleet is the largest and most diverse in North America.

We manufacture and source our products through a balanced combination of North American manufacturing facilities and strategic outsourcing relationships. We use our network of 48 distribution, manufacturing, sales and service centers to establish a strong local presence in each of the markets we serve, which also allows us to deliver our broad product offering, technical expertise and customer service in a timely and efficient manner to our customers. We serve over 3,800 customers, consisting primarily of regional dealers and a broad array of general contractors and sub-contractors. We believe our distribution, manufacturing and service network is the largest in our industry.

In 2007, we generated $483 million in net sales, 82% of which were from product sales (including sales of new forming and shoring systems). Approximately 84% of our 2007 product sales (or approximately 69% of our total net sales) were generated through the sale of consumable products. This mix of consumable versus reusable products, which is typical for our business, represents a significant source of recurring revenue for our company.

Products

We offer more than 18,000 catalogued products, which we believe to be significantly more than our competitors who are mostly regional suppliers with limited product offerings. Most of our products are consumable, providing us with a source of recurring revenue. We continually attempt to increase the number of products we offer by using engineers and product development teams to introduce new products and refine existing products. Most of our products are sold under industry-recognized brand names including: Dayton/Richmond®, Aztec®, Symons®, BarLock®, Jahn®, Swift Lift®, Steel-Ply®, Dayton Superior®, Conspec®, Edoco®, Dur-O-Wal® and American Highway Technology®.

Product Sales Consist Of:

•	Wall-Forming Products. Wall-forming products include shaped metal ties and accessories used to hold concrete forms in place while the concrete is curing.

•	Bridge Deck Products. Bridge deck products are metal assemblies of varying designs used to support the formwork used by contractors in the construction and rehabilitation of bridges.

•	Bar Supports. Bar supports are non-structural steel, plastic, or cementitious supports used to position rebar within a horizontal slab or concrete form.

•	Splicing Products. Splicing products are used to join two pieces of rebar together at a construction site without the need for extensive preparation of the rebar ends.

•	Precast and Prestressed Concrete Construction Products. Precast and prestressed concrete construction products are metal assemblies of varying designs used or consumed in the manufacture of precast concrete panels and prestressed concrete beams and structural members.

•	Formliner Products. Formliner products include plastic and elastomeric products that adhere to the inside face of forms to provide shape or texture to the surface of the concrete.

•	Chemical Products. Chemical products include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring and placement of concrete.

•	Masonry Products. Masonry products are wire products that improve the performance and longevity of masonry walls by providing crack control, better water resistance, greater elasticity and higher strength to withstand seismic shocks.

•	Welded Dowel Assemblies. Welded dowel assemblies are used to transfer dynamic loads between two adjacent slabs of concrete roadway.

•	Architectural Paving Products. Architectural paving products are used to apply decorative texture and coloration to concrete surfaces.

•	Tilt-Up Construction Products. Tilt-up construction products include a complete line of inserts, reusable lifting hardware and adjustable beams used in the tilt-up method of construction.

•	Forming Systems. Forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it cures.

•	Shoring Systems. Shoring systems, including aluminum beams and joists, are reusable post shores and shoring frames used to support deck and other raised forms while concrete is being poured.

Rental Revenues and Sales of Used Rental Equipment Consist Of:

•	Forming systems, shoring systems and tilt-up construction products, each as described above.

Manufacturing

We manufacture, in 19 facilities throughout North America, a majority of the products we sell and rent. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches and other heavy machinery typical for this type of manufacturing operation. Our production volumes enable us to use a combination of custom-designed and standard production equipment. We support our equipment with a team of experienced manufacturing engineers and tool and die makers.

Through investment in advanced technology for both production equipment and ERP-driven product planning, combined with our lean manufacturing management techniques we believe we generally have achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times and lower inventory levels than most of our competitors. We also have a flexible manufacturing setup and can make the same products at several locations, which allows us to respond to local market requirements in a timely manner.

Given the high volume of certain of our products, we have recently been able to reduce our costs of sales by sourcing finished products and components through our manufacturing facility in Reynosa, Mexico and through foreign sourcing initiatives, including in China.

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

Sales and Marketing

We employed approximately 300 sales and marketing personnel at December 31, 2007, of whom approximately two-thirds were field sales people and one-third were customer service representatives. Sales and marketing personnel are located in most of our service/distribution centers and are instrumental in driving the productivity of our regional operating model. We provide product documentation and consult on certain non-residential construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects, engineers and contractors to secure the use of our products whenever possible.

Technical and Customer Service

Each of our seven regions is supported by product specialists, engineers and customer service representatives who provide our customers with product application technical support, engineering consultation and product training. In addition, all of our regions are supported by one or more captive distribution facilities with make-to-order manufacturing capabilities. These capabilities allow us to deliver our products to any construction site in the United States in a timely manner and support our belief that our customer support infrastructure is a significant competitive strength in our industry. We employ approximately 85 individuals in our engineering department who combine region-specific product and application expertise with proprietary software applications to advise and consult on non-residential construction projects. We also make our library of product literature and training manuals readily available to our customers.

Customers

We have over 3,800 customers, of which approximately 50% purchase our products for resale and 50% are end users. Our customer base is geographically diverse and consists of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick and concrete block manufacturers, general contractors and sub-contractors.

Raw Materials

Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. We currently purchase materials from over 800 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. Steel, in its various forms, typically constitutes approximately 22.5% of our product cost of sales.

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

Trademarks and Patents

Our products are sold under our registered trademarks that are well known throughout the concrete construction industry and are therefore important to our business. Among our better-known trademarks are Dayton Superior®, Dayton/Richmond®, Symons®, Aztec®, Dur-O-Wal®, American Highway Technology®, Conspec®, Edoco®, Jahn®, Swift Lift®, Bar Lock®, Steel-Ply®, the Hexagon Logo® and the S & Diamond® design. Many of our products are protected by our patents, which we consider an important asset. As of December 31, 2007, we had 112 patents and 37 pending patent applications, domestic and foreign, and 182 registered trademarks and pending applications for registration.

Employees

We employ approximately 700 salaried and 1,000 hourly personnel, of whom approximately 550 of the hourly personnel and 4 of the salaried personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Elk Grove, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements. Of the union contracts, three expire in 2008, three expire in 2009, two expire in 2010, and one expires in 2011. We believe we have good employee and labor relations and that no one contract is individually significant.

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

Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations and adversely affect the price of our common stock.  We currently have substantial indebtedness. As of December 31, 2007, we had $324.6 million ($330.3 million as adjusted for the refinancing of the Senior Second Secured Notes discussed in Note 3 to the consolidated financial statements) of total indebtedness outstanding. Our substantial indebtedness could make it difficult for us to satisfy our obligations under our outstanding indebtedness. As of December 31, 2007, after giving effect to the refinancing of the Senior Second Secured Notes, our debt service costs for the years ending December 31, 2008 and 2009 are expected to be $48.6 million and $343.5 million, respectively. Credit conditions in the United States have been reported to have deteriorated over the past year. We rely on credit being available at reasonable costs to operate our business. Although we have refinanced our Senior Second Secured Notes during the first quarter of 2008, we must either repay or refinance our Senior Subordinated Notes before their maturity in 2009.

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

Further, the terms of the indentures governing our senior subordinated notes may permit us to incur substantial additional indebtedness in the future. If we incur any additional indebtedness, the related risks that we now face could intensify.

Our debt instruments governing our revolving credit facility and our outstanding terms notes and senior subordinated notes impose significant operating restrictions on us.  Our revolving credit facility and the indentures governing our senior notes and senior subordinated notes, among other things, restrict our ability to:

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

In addition to the above restrictions, we are also required to comply with certain financial covenants under our new credit facilities. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We may not be able to obtain such waivers, amendments or alternative or additional financings on terms acceptable to us or at all. A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements could result in an event of default under those agreements. Such a default could allow the creditors under our financing agreements to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding thereunder to be due and payable. If our creditors require immediate repayments, we may not be able to repay them.

We have a history of losses and may experience substantial losses in the future. We cannot assure you that our net operating loss carryforwards will result in any significant tax savings in future periods.  Our business has experienced substantial net losses over the past several years and may continue to do so in the future. We reported net losses of $114.7 million in 2005, $18.0 million in 2006 and $6.7 million in 2007 and our stockholders’ deficit was $89.6 million as of December 31, 2007. Our results of operations will continue to be affected by events and conditions both within and beyond our control, including competition, economic, financial, business and other conditions. We cannot assure you that our operations will become or remain profitable in the future. As of December 31, 2007, we had deferred tax assets of $51.7 million related to net operating loss carryforwards. We had valuation allowances of $48.0 million for these net operating loss carryforwards and other deferred tax assets as of December 31, 2007, as estimated levels of taxable income are less than the amount needed to realize these assets. In addition, our use of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a company’s ability to use net operating loss carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. As a result our ability to use our net operating loss carryforwards in future periods may be limited as provided in Section 382.

We expect to incur additional facility closing expenses in 2008.  Facility closing and severance expenses were $1.8 million in 2007, due primarily to moving our manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois. The move is expected to be completed in the first quarter of 2008. We estimate that we will incur expenses and expend cash of an additional $1.0 million in connection with the completion of the relocation.

Our substantial stockholders’ deficit may require us to maintain additional working capital.  As of December 31, 2007, we had a stockholders’ deficit of $89.6 million, resulting primarily from our history of net losses. Our stockholders’ deficit may make it more difficult for us to obtain credit from suppliers and other parties in the future. In addition, some of our suppliers may impose less advantageous terms on timing of payment. As a result, we may require additional working capital, which may negatively affect our cash flow and liquidity.

Increased costs of raw materials and energy resources may result in increased operating expenses and adversely affect our results of operations and cash flow.  Significant variations in the costs, quality and availability of raw materials and energy may negatively affect our results of operations. Steel, in its various forms, is our principal raw material, constituting approximately 22.5% of our product cost of sales in 2007. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. In addition, an overall increase in energy costs, including the cost of natural gas and petroleum products, could adversely impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We typically do not enter into forward contracts to hedge commodity price risks that we face. Even though our costs may increase, our customers may not accept corresponding price increases for our products, or the prices for our products may decline. Our ability to achieve acceptable margins is principally dependent on managing our cost structure and managing changes in raw materials prices, which fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, such changes could have a material adverse effect on our operating margins and profitability.

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

Losing certain key customers could materially affect our revenues, and continuing consolidation of our customer base could reduce our profit margins.  Our top ten customers accounted for 25% of our net sales for the year ended December 31, 2007 and our largest customer accounted for approximately 6%, 7%, and 5% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. The loss of any of these customers could have a material adverse effect on our revenue and could also adversely affect our liquidity and cash flow from operating activities. Further, increasing consolidation of our customers may negatively affect our earnings. We believe there is an increasing trend among our distributor customers to consolidate into larger entities. As our customers increase in size and gain market power, they may be able to exert pressure on us to reduce prices or increase price competition by dealing more readily with our competitors. If the consolidation of our customers does result in increased price competition, our sales and profit margins may be adversely affected.

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

Labor disputes with our employees could interrupt our operations and adversely affect our business.  We depend on our highly trained employees, and any work stoppage or difficulty hiring similar employees would adversely affect our business. We could be adversely affected by a shortage of skilled employees. As of December 31, 2007, approximately one-third of our employees were unionized. We are subject to several collective bargaining agreements with employees at our Miamisburg, Ohio; Parsons, Kansas; Elk Grove, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California; and Aurora, Illinois facilities. These collective bargaining agreements are scheduled to terminate beginning in March 2008 through May 2011, and we cannot offer assurances that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Any shortage of labor could have a material adverse effect on our business, financial condition and results of operations.

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

The nature of our business involves product liability and construction-related risks that could adversely affect our operating results.  Our products are used in various construction projects, and defects in our products could result in claims for personal injury or death and property damage. While we maintain insurance to cover these claims, it is possible that existing or future claims will exceed our insurance coverage. In addition, it is possible that third-party insurance will not continue to be available to us on economically reasonable terms. Claims brought against us that are not covered by insurance could have a material adverse effect on our operating results and financial condition. Our operations are subject to hazards inherent in the construction industry that could result in personal injury or death, work stoppage or serious damage to our equipment or to the property of our customers. To protect ourselves against such casualty and liability risks, we maintain an insurance program. Our deductibles per incident are $500,000 for general liability, $350,000 workers’ compensation liability and $1,000 for automobile liability. In addition, we maintain a one-time annual deductible of $4.0 million for general liability and $5.0 million for workers’ compensation liability coverage. We maintain outside insurance for such liability in excess of these deductibles. Our deductibles may cause us to incur significant costs. If our insurance premiums or other costs rise significantly in the future, our profitability could be reduced.

The price of our common stock may fluctuate significantly.  Volatility in the market price of our common stock may prevent you from being able to sell your stock at prices equal to or greater than your purchase price. The market price of our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission, or SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	strategic actions by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general economic conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events; and

•	sales of common stock by us or our principal stockholders or by members of our management team.

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

Our disclosure controls and procedures were not operating effectively at December 31, 2007.  We identified a material weakness in our internal controls over financial reporting. This material weakness resulted in a misstatement of the Company’s December 31, 2006 and 2005 consolidated statements of cash flows. As a result, management concluded that the Company’s disclosure controls and procedures were not operating effectively, due to the material weakness. Specifically, the Company did not maintain effective controls to appropriately apply Statement of Financial Accounting Standard No. 95, Statement of Cash Flows, related to cash received for sales of rental equipment. This error resulted in a misstatement of cash flows from investing and operating activities.

We have taken steps to correct this deficiency. We cannot be certain, however, that these measures will ensure that we maintain adequate disclosure controls and procedures in the future. In addition, we may identify other material weaknesses or significant deficiencies in our disclosure controls and procedures that we have not discovered to date. There could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our corporate headquarters is located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities as of December 31, 2007 are located throughout North America, as follows:

				Lease
			Size	Expiration
Location	Use	Leased/ Owned	(Sq. Ft.)	Date

Birmingham, Alabama	Manufacturing/Distribution	Leased	287,000	December 2021
Elk Grove, Illinois	Manufacturing/Distribution	Leased	230,768	May 2022
Rialto, California	Service/Distribution	Leased	191,809	February 2017
Kankakee, Illinois	Manufacturing/Distribution	Leased	172,954	December 2010
Des Plaines, Illinois	Service/Distribution	Leased	171,650	April 2008*
Miamisburg, Ohio	Service/Distribution	Leased	156,600	September 2017
Allentown, Pennsylvania	Service/Distribution	Leased	114,000	May 2015
Reynosa, Mexico	Manufacturing/Distribution	Leased	110,000	July 2008
Aurora, Illinois	Manufacturing/Distribution	Leased	103,700	October 2016
Parsons, Kansas	Manufacturing/Distribution	Leased	120,000	October 2018
New Braunfels, Texas	Manufacturing/Distribution	Owned	89,600
Tremont, Pennsylvania	Manufacturing/Distribution	Owned	86,000
Parker, Arizona	Manufacturing/Distribution	Leased	60,000	Month to Month
Kansas City, Kansas	Manufacturing/Distribution	Leased	56,600	September 2015
Fontana, California	Manufacturing/Distribution	Leased	56,000	February 2009
Modesto, California	Manufacturing/Distribution	Leased	54,100	December 2008
Grand Prairie, Texas	Service/Distribution	Leased	51,000	June 2010
Toronto, Ontario	Manufacturing/Distribution	Leased	45,661	January 2010
Kent, Washington	Service/Distribution	Leased	40,640	June 2008
Oregon, Illinois	Service/Distribution	Owned	39,000
Brandywine, Maryland	Service/Distribution	Leased	36,800	October 2010
Lemont, Illinois	Service/Distribution	Leased	33,400	December 2017

* We will be vacating this property at the expiration of the lease.

Item 3.	Legal Proceedings.

During the ordinary course of our business, we are from time to time threatened with, or may become a party to, legal actions and other proceedings. While we are currently involved in various legal proceedings, we believe the results of these proceedings will not have a material effect on our business, financial condition, results of operations, or cash flows. We believe that our potential exposure to these legal actions is adequately covered by product and general liability insurance, our legal liability reserves included in our financial statements, and, in some instances, by indemnification arrangements.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers

Our executive officers and their ages as of March 14, 2008, are as follows:

Eric R. Zimmerman	57	President, Chief Executive Officer and Director
Peter J. Astrauskas	57	Vice President, Engineering
Jeffrey S. Dawley	44	Vice President, Manufacturing
Raymond E. Bartholomae	61	Executive Vice President and President, Symons
Edward J. Puisis	47	Executive Vice President and Chief Financial Officer
Thomas W. Roehrig	42	Vice President, Finance and Secretary
Keith M. Sholos	54	Vice President, Sales

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

Jeffrey S. Dawley has been Vice President, Manufacturing since January 2007. He has been employed with the Company since 2000. From February 2006 to January 2007, he served as Director, Manufacturing Operations. From December 2003 to February 2006, he served as Manager, Operations Analysis. From October 2002 to December 2003, he served as Manager, Special Projects.

Edward J. Puisis has been Executive Vice President and Chief Financial Officer since November 2005. He served as Vice President and Chief Financial Officer from August 2003 to November 2005. From March 1998 to August 2003, he was General Manager of Finance and Administration and Chief Financial Officer of Gallatin Steel Company, a partnership owned by Dofasco and Gerdau Ameristeel.

Thomas W. Roehrig has been Vice President, Finance and Secretary since January 2007. From November 2005 to January 2007, he served as Vice President of Corporate Accounting and Secretary. He served as Vice President of Corporate Accounting from February 2003 to November 2005 and was also Treasurer from August 2003 to December 2003. He has been employed with the Company since 1998 and as Corporate Controller from April 1998 to February 2003.

Keith M. Sholos has been Vice President, Sales since January 2007. He has been employed with the Company since 2002. From September 2005 to January 2007, he served as Vice President, Sales. From August 2004 to September 2005, he served as Vice President, Dealer Sales. From January 2004 to August 2004, he served as Vice President, Sales & Marketing, Construction Products Group.

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

		High	Low

2007	4th Quarter	$8.70	$3.86
2007	3rd Quarter	6.99	13.82
2007	2nd Quarter	9.90	14.13
2007	1st Quarter	10.22	11.70
2006	4th Quarter	11.74	10.58

As of February 27, 2008, we had approximately 100 holders of record of our common stock.

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

The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2007. The selected historical financial information as of December 31, 2007, 2006, 2005, 2004, and 2003 and for each of the years in the five-year period ended December 31, 2007 has been derived from our audited consolidated financial statements. Our audited consolidated financial statements for the three years ended December 31, 2007 are included elsewhere herein. You should read the following table together with the ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below and our consolidated financial statements and their related notes included elsewhere herein.

	Year Ended December 31,
	2007	2006	2005	2004		2003
				(As Restated)
	($ in thousands)

Statement of Operations Data:
Net sales	$482,958	$479,310	$418,983	$418,639		$379,457
Cost of sales	331,192	340,902	320,399	311,335		278,345

Gross profit	151,766	138,408	98,584	107,304		101,112
Selling, general and administrative expenses	106,882	106,453	94,526	90,724		85,487
Facility closing and severance expenses	1,753	423	1,712	2,036		2,294
Impairment of goodwill	—	—	64,000 (3)	—		—
Loss (gain) on disposals of property, plant and equipment	560	(1,504)	4,529	(248)		(636)

Income (loss) from operations	42,571	33,036	(66,183)	14,792		13,967
Interest expense	47,019	49,983	48,133	47,207		40,186
Interest income	(493)	113	(163)	(559)		(53)
Loss on early extinguishment of long-term debt(7)	—	—	—	842	(4)	2,480 (5)
Other (income) expense	2,300	555	(89)	(134)		20

Loss before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(6,255)	(17,615)	(114,064)	(32,564)		(28,666)
Provision (benefit) for income taxes	437	394	639	4,863	(1)(6)	(11,030)

Net loss	$(6,692)	$(18,009)	$(114,703)	$(37,427)		$(17,636)

Net loss per share:
Basic	$(0.37)	$(1.76)	$(11.57)	$(3.77)		$(1.92)
Diluted	$(0.37)	$(1.76)	$(11.57)	$(3.77)		$(1.92)
Weighted average shares outstanding	18,283,773	10,224,765	9,916,425	9,932,872		9,194,577

	Year Ended December 31,
	2007	2006	2005		2004	2003
		(As Restated)	(As Restated)		(As Restated)
	(dollars in thousands)

Other Financial Data:
Depreciation and amortization	$25,353	$26,479	$97,427	(3)	$31,738	$27,693
Property, plant and equipment additions, net	19,905	13,216	5,140		4,586	6,935
Rental equipment additions, net(2)	1,515	1,997	148		(7,739)	(13,251)
Balance Sheet Data (at period end):
Working capital	62,045	81,358	$63,584		$93,623	$70,029
Goodwill and intangibles	46,332	48,705	48,668		114,828	120,117
Total assets	317,253	321,638	281,520		394,763	396,195
Long-term debt (including current portion)(7)	324,597	322,450	369,254		379,735	345,547
Stockholders’ deficit(1)	(89,643)	(90,222)	(160,277)		(48,076)	(10,416)

(1)	In 2007, the Company determined that it had overstated its valuation allowance for deferred tax assets that was established at December 31, 2004. The tax valuation allowance, which was recorded to reduce the deferred tax asset related to the Company’s net operating loss carryforwards, did not properly consider the reversal of a deferred tax liability related to accelerated depreciation. The Company has concluded that the deferred tax liability should have reduced the tax valuation allowance, as it will reverse within the net operating loss carryforward period. This was adjusted by decreasing stockholders’ deficit as of December 31, 2004, and resulted in a decrease to the Company’s stockholders’ deficit and total liabilities as of December 31, 2004, 2005, and 2006.

(2)	In 2007, the Company determined that it had reported proceeds from sales of rental equipment on the statements of cash flows incorrectly. The Company had reported proceeds from sales of rental equipment on the statements of cash flows equal to used rental equipment sales on the statements of operations rather than adjusting for the change in the non-cash portion of such sales.

(3)	In accordance with SFAS No. 142, we assess our goodwill recoverability annually. Prior to 2006, the Company’s financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company had been unable to sustain positive cash flow and its future ability to do so was uncertain. Accordingly, the Company recorded an impairment charge of $64 million in 2005 to reduce the carrying value of goodwill to its implied fair value.

(4)	In 2004, we established an $80 million senior secured revolving credit facility which was used to refinance our previous $50 million revolving credit facility. As a result of the transaction, we incurred a loss on the early extinguishment of long-term debt of $0.8 million, due to the expensing of deferred financing costs related to the previous revolving credit facility. The senior secured revolving credit facility was increased to $130 million in December 2006.

(5)	In 2003, we completed an offering of $165.0 million of senior second secured notes in a private placement. The proceeds of the offering were used to repay other long-term debt. As a result, we incurred a loss on the early extinguishment of long-term debt of $2.5 million, due to the expensing of deferred financing costs.

(6)	In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net deferred tax assets related to net operating loss carryforwards as a result of adherence to FAS 109, as our estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. Future changes in these estimates could result in a non-cash increase or decrease to net income.

(7)	On March 3, 2008, we redeemed our $165 million senior second secured notes with the proceeds of a new $100 million term loan and a new $150 million revolving credit facility which replaced a $130 million senior secured revolving credit faciltiy. The notes were redeemed at a premium of 2.813% of face value, or $4.6 million, which, along with the write-off of the remaining debt discount and deferred financing costs of $1.6 million, will be expensed as a loss on extinguishment of long-term debt in the first quarter of 2008. The new facilities initially matures in March 2009, but are automatically extended to March 2014 if our $154.7 million senior subordinated notes are paid off prior to the initial maturity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain amounts in the consolidated balance sheet and consolidated statements of cash flows information in the following discussion related to 2006 and 2005 include the effects of a restatement. See Note 13 — Restatement of Consolidated Financial Statements contained in the Notes to Consolidated Financial Statements in Item 8 for a more detailed discussion of the restatement The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. See ”Risk Factors” included elsewhere in this document for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion. Please refer to ”Cautionary Note Concerning Forward-Looking Statements” included elsewhere in this document.

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

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Product sales	82.4%	81.0%	84.2%
Rental revenue	12.4	13.1	11.8
Used rental equipment sales	5.2	5.9	4.0

Net sales	100.0	100.0	100.0

Product cost of sales	73.5	76.4	78.5
Rental cost of sales	55.8	58.7	76.9
Used rental equipment cost of sales	19.9	27.1	31.6

Cost of sales	68.6	71.1	76.5

Product gross profit	26.5	23.6	21.5
Rental gross profit	44.2	41.3	23.1
Used rental equipment gross profit	80.1	72.9	68.4

Gross profit	31.4	28.9	23.5
Selling, general and administrative expenses	22.1	22.2	22.5
Facility closing and severance expenses	0.4	0.1	0.4
Impairment of goodwill	—	—	15.3
Loss (gain) on disposals of property, plant and equipment	0.1	(0.3)	1.1

Income (loss) from operations	8.8	6.9	(15.8)
Interest expense	9.7	10.5	11.5
Interest income	(0.1)	—	(0.1)
Other expense	0.5	0.1	—

Loss before provision for income taxes	(1.3)	(3.7)	(27.2)
Provision for income taxes	0.1	0.1	0.2

Net loss	(1.4)%	(3.8)%	(27.4)%

Comparison of Years Ended December 31, 2007 and 2006

Net Sales.  Our 2007 net sales were $483.0 million, a 0.8% increase from $479.3 million in 2006. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2007		2006
	Sales	%	Sales	%	% Change
	($ in thousands)

Product sales	$398,404	82.4%	$388,100	81.0%	2.7%
Rental revenue	59,671	12.4	62,769	13.1	(4.9)
Used rental equipment sales	24,883	5.2	28,441	5.9	(12.5)

Net sales	$482,958	100.0%	$479,310	100.0%	0.8%

Product sales increased $10.3 million, or 2.7%, to $398.4 million in 2007 from $388.1 million in 2006. The increase in product sales was due to price increases of $15.9 million, partially offset by a reduction in unit volume of $5.6 million as a result of declines in the nonresidential construction markets.

Rental revenue decreased $3.1 million, or 4.9%, to $59.7 million in 2007, compared to $62.8 million in 2006. The decrease was due to declines in the nonresidential construction markets.

Used rental equipment sales decreased to $24.9 million in 2007 from $28.4 million in 2006 due to lower customer demand. Used rental equipment sales may vary significantly from period to period.

Gross Profit.  Gross profit for 2007 was $151.8 million, a $13.4 million increase from the $138.4 million for 2006. Gross profit was 31.4% of sales in 2007, increasing from 28.9% in 2006. Each segment experienced increased gross profit as a percentage of sales.

Product gross profit was $105.5 million, or 26.5% of product sales, in 2007, compared to $91.7 million, or 23.6% of product sales, in 2006. The $13.7 million increase in product gross profit was due to higher product sales, which contributed $14.6 million of product gross profit, and $9.7 million of lower costs due to operating efficiencies, partially offset by inflation in costs of $10.6 million.

Rental gross profit increased $0.5 million to $26.4 million, or 44.2% of rental revenue in 2007, from $25.9 million, or 41.3% of rental revenue, in 2006. Depreciation on rental equipment in 2007 was $16.6 million, as compared to $19.2 million in 2006, due to the rental equipment acquired in a 2003 acquisition having primarily a 3-year estimated useful life. Rental gross profit before depreciation decreased to $43.0 million, or 72.0% of rental revenue, in 2007 from $45.1 million, or 71.8% of rental revenue in 2006, due to decreased rental revenue as discussed above.

Gross profit on used rental equipment sales was $20.0 million, or 80.1% of used rental equipment sales, compared to $20.7 million, or 72.9% of used rental equipment sales, in 2006. The decrease in gross profit dollars was due to the decreased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold and was higher than normal due to more sales of fully depreciated rental equipment.

Operating Expenses.  Selling, general, and administrative expenses was virtually flat at $106.9 million in 2007 as compared to $106.5 million in 2006. Stock compensation expense, a non-cash expense, was $2.8 million in 2007 as compared to $2.2 million in 2006. Professional fees decreased $2.2 million, as reduced consulting fees for profit improvement initiatives were partially offset by Sarbanes-Oxley compliance costs. Rent expense at distribution centers increased $2.1 million due to more square footage. Depreciation expense increased $0.8 million due to investments in information systems and distribution centers. All other items netted to a $0.9 million decrease.

Facility closing and severance expenses were $1.8 million in 2007 and $0.4 million in 2006, due to moving our manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois. The move is expected to be completed in the first quarter of 2008. We estimate that we will incur expenses and expend cash of an additional $1.0 million in connection with the completion of the relocation.

Other Expenses.  Interest expense decreased to $47.0 million in 2007 from $50.0 million in 2006 due to the proceeds of the Company’s December 2006 initial public offering being used to pay down debt. Other expense increased to $2.3 million in 2007 due to $2.2 million of costs related to terminated merger discussions.

Loss Before Provision for Income Taxes.  The loss before income taxes in 2007 was $6.3 million, as compared to $17.6 million in 2006 due to the factors described above.

Provision for Income Taxes.  We have recorded a non-cash valuation allowance to reduce our deferred tax assets, primarily related to net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income. The provision for income taxes is a result of foreign earnings and state and local taxes.

Net Loss.  The net loss for 2007 was $6.7 million, compared to a loss of $18.0 million in 2006 due to the factors described above.

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

Used rental equipment sales decreased to $28.4 million in 2006 from $16.6 million in 2005 due to higher customer demand. In addition, $1.0 million of the increase related to the acquisition of one customer by another customer that occurred in the first nine months of 2006. Used rental equipment sales may vary significantly from period to period.

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

Amortization of intangibles and impairment of goodwill decreased $64.0 million to $0.6 million in 2006 from $64.6 million in 2005. Prior to 2006, our financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. We were unable to sustain positive cash flow and, at that time, our future ability to do so was uncertain. Accordingly, we recorded a non-cash impairment charge of $64.0 million in 2005 to reduce the carrying value of goodwill to its estimated implied fair value.

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

Liquidity and Capital Resources

Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is cash and cash equivalents and the amount available under our revolving credit facility. As of December 31, 2007, we had $3.4 million of cash and cash equivalents, with an additional $96.8 million available under our revolving credit facility.

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

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Capital expenditures:
Rental equipment additions	$25,230	$21,535	$27,842
Property, plant, and equipment additions	19,943	13,237	6,687
Proceeds from sales of used rental equipment	(23,715)	(23,532)	(27,990)
Proceeds from sales of property, plant, and equipment	(38)	(21)	(1,547)

Net capital expenditures	$21,420	$11,219	$4,992

We believe we can manage the capital requirements of our rental fleet, and thus our cash flow, through the careful monitoring of our rental fleet additions. Sales of used equipment can be adjusted to increase cash available for fleet additions or other corporate purposes.

Our cash requirements relate primarily to capital expenditures, debt service, and the cost of acquisitions. Historically, our primary sources of financing have been cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt and equity. In December 2006, we completed an initial public offering of our common stock and received $87.8 million in proceeds, net of issuance costs.

Net cash used in operating activities for 2007 was $1.2 million compared to net cash provided by operating activities for 2006 of $3.8 million, comprised of the following:

	2007	2006
	($ in millions)

Net loss	$(6.7)	$(18.0)
Adjustments to reconcile net loss to net cash used in operating activities	14.6	10.8

Subtotal	7.9	(7.2)
Changes in assets and liabilities	(9.1)	11.0

Net cash provided by (used in) operating activities	$(1.2)	$3.8

The subtotal of net loss and adjustments to reconcile net loss to net cash provided by (used in) operating activities for 2007 was $7.9 million compared to ($7.2) million in 2006. The improvement was primarily due to the reduced net loss discussed above. Changes in assets and liabilities resulted in a $9.1 million use of cash in 2007, as compared to a $11.0 million source of cash in 2006. The change in accounts receivable was a $3.5 million source of cash in 2007, compared to a $4.5 million use of cash in 2006. This was due to the flat sales in the fourth quarter of 2007 as compared to 2006, whereas the sales in the fourth quarter of 2006 increased $14.7 million from the fourth quarter of 2005. The increase in inventories was $8.1 million use of cash in 2007 compared to $1.0 million in 2006, due to inflation and the buildup of inventory related to the move to our Elk Grove, Illinois facility. Accounts payable were a $0.1 million use of cash in 2007 as compared to $9.6 million source of cash in 2006, due to the timing of purchases and payments. Accrued and other long-term liabilities were a $4.1 million use of cash in 2007 as compared to $7.3 million source of cash in 2006, due to lower accrued compensation and higher defined benefit plan contributions.

Net cash used in investing activities was $21.4 million in 2007 compared to $11.2 million in 2006. Net PP&E additions increased to $19.9 million in 2007 from $13.2 million in 2006 due to the move to the Elk Grove, Illinois facility, and increased investments in manufacturing and distribution equipment and facilities and information systems. Net additions to rental equipment were a $1.5 million use of cash in 2007 as compared to a $2.0 million source of cash in 2006 due to the higher additions of rental equipment.

For the year ended December 31, 2007, our gross long-term debt borrowings, which represent the sum of individual days with borrowings on the revolving credit facility, were $106.4 million. This was offset by repayments on the revolving credit facility of $106.4 million and $2.3 million of repayments of other long-term debt.

As of December 31, 2007, we had a $130.0 million senior secured revolving credit facility, which had no financial maintenance covenants and was scheduled to matures on July 31, 2008. Availability of borrowings was limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15.0 million. Under the calculation, $107.1 million of the $130.0 million was available as of December 31, 2007. Letters of credit of $10.3 million were outstanding at December 31, 2007, resulting in available borrowings of $96.8 million under the revolving credit facility. The credit facility was secured by substantially all of our assets.

On March 3, 2008, we entered into a new $150.0 million revolving credit facility, which replaced the $130.0 million senior secured revolving credit facility discussed above. The facility is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15.0 million. The credit facility expires in March 2009, but is automatically extended to March 2014 if the Senior Subordinated Notes are paid off prior to the initial maturity of the new revolving credit facility. The credit facility is secured by substantially all assets of the Company. Deferred financing costs of $0.3 million will be expensed as loss on extinguishment of long-term debt in the first quarter of 2008.

As of December 31, 2007, our other long-term debt consisted of the following:

($ in thousands)

Senior Second Secured Notes, interest rate of 10.75%	$165,000
Debt discount on Senior Second Secured Notes	(1,393)
Senior Subordinated Notes, interest rate of 13.0%	154,729
Debt discount on Senior Subordinated Notes	(3,045)
Senior notes payable related to 2003 acquisition, non-interest bearing, accreted at 6.0% to 14.5%	6,907
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,035
Capital lease obligations	1,364

Total long-term debt	324,597
Less current maturities	(8,990)

Long-term portion	$315,607

On March 3, 2008, we redeemed the Senior Second Secured Notes, including accrued interest through April 2, 2008. The Senior Notes were redeemed at a premium of 2.813% of face value, or $4.6 million, which, along with the write-off of the remaining debt discount and deferred financing costs of $1.3 million, will be expensed as a loss on extinguishment of long-term debt in the first quarter of 2008. In addition to borrowings under the new revolving credit facility, the Senior Second Secured Notes, and related prepayment premium and accrued interest, were repaid with the proceeds of a new $100 million term loan issued on March 3, 2008. The new term loan was issued with net proceeds of $94.25 million, which will be accreted to the face value using the effective interest method and reflected as interest expense. The loan initially matures in March 2009, but is automatically extended to March 2014 if the Senior Subordinated Notes are paid off prior to the initial maturity of the new term loan. The loan is subject to financial covenants for debt to adjusted EBITDA, as defined in the agreement, and interest coverage. The loan has a second security interest in substantially all assets of the Company.

At December 31, 2007, working capital was $62.0 million, compared to $81.4 million at December 31, 2006. The $19.4 million decrease was comprised primarily of the following:

•	a $23.4 million decrease in cash and cash equivalents from our 2007 investing activities,

•	a $3.0 million decrease in accounts receivable due to improved collections, and

•	$1.3 million of other changes, offset by:

•	an $8.3 million increase in inventories due to material cost inflation and higher finished goods levels related to the move to the new Elk Grove, Illinois facility.

We believe our liquidity, capital resources, and cash flows from operations are sufficient to fund the capital expenditures and rental fleet additions we have planned as well as our debt service requirements for at least the next 12 months. However, our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and rental fleet additions will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior subordinated notes, on commercially reasonable terms or at all.

Although we regularly consider acquisition opportunities as a means of expanding our product offerings and geographic reach, our current capital structure restricts our ability to pursue acquisitions financed with additional borrowings. Nevertheless, we may consider debt-financed acquisitions where the agreements governing our outstanding debt permit them, or acquisitions financed with our common stock. Any such acquisition may have a material impact on our business and results of operations in future periods. Any such acquisition financed through the issuance of additional equity securities could result in dilution to our current stockholders.

Commitments

Scheduled payments of long-term debt, interest, future minimum lease payments under capital leases, future minimum lease payments under non-cancelable operating leases, unrecognized tax benefits, and other long-term liabilities at December 31, 2007, after giving effect to the refinancing of the Senior Second Secured Notes discussed above, were as follows:

					Unrecognized	Other
	Long-term	Interest	Capital	Operating	Tax	Long-Term
Year	Debt	Payments	Leases	Leases	Benefits	Liabilities	Total
	($ in thousands)

2008	$7,942	$39,578	$1,112	$9,520	$—	$50	$58,202
2009	329,739	13,464	294	7,695	—	—	351,192
2010	—	—	51	7,145	—	—	7,196
2011	—	—	—	6,717	—	—	6,717
2012				5,902	—		5,902
Thereafter	—	—	—	32,566	987	—	33,553

	$337,681	$53,042	$1,457	$69,545	$987	$50	$462,762

Seasonality

Our operations are seasonal in nature, with approximately 55% of our sales historically occurring in the second and third quarters. Working capital and borrowings under the revolving credit facility fluctuate with sales volume, such that our peak revolving credit facility borrowings are generally in the late second quarter or early in the third quarter.

Inflation

We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 22.5% of our product cost of sales in 2007. We expect our overall steel costs to increase, possibly significantly, in 2008. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.

Stock Collateral Valuation — Senior Second Secured Notes

Rule 3-16 of the SEC’s Regulation S-X requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value (“Applicable Value”) of the stock equals or exceeds 20% of the aggregate principal amount of the secured class of securities (“Collateral Threshold”). The indenture that governed our Senior Second Secured Notes, which were redeemed on March 3, 2008, and the security documents for the notes provided that the collateral would never include the capital stock of any subsidiary to the extent the Applicable Value of the stock was equal to or greater than the Collateral Threshold. As a result, we will not be required to present separate financial statements of our subsidiary under Rule 3-16. In addition, in the event that Rule 3-16 or Rule 3-10 of Regulation S-X is amended, modified or interpreted by the SEC to require (or is replaced with another rule or regulation, or any other law, rule or regulation is adopted which would require) the filing with the SEC (or any other governmental agency) of separate financial statements of subsidiary due to the fact that such subsidiary’s capital stock or other securities secured our Senior Second Secured Notes, then the capital stock or other securities of such subsidiary automatically would have been deemed not to be part of the collateral for the notes but only to the extent necessary to not be subject to such requirement. In such event, the security documents for the Senior Second Secured Notes could have been amended or modified, without the consent of any holder of notes, to the extent necessary to release the liens of the Senior Second Secured Notes on the shares of capital stock or other securities that were so deemed to no longer constitute part of the collateral; however, the excluded collateral would have continued to secure our first priority lien obligations such as our senior secured revolving credit facility. As a result of the provisions in the indenture and security documents relating to subsidiary capital stock, holders of our Senior Second Secured Notes could have lost all or a portion of their security interest in the capital stock of any of our other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As of December 31, 2007, 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral for the notes. We have based our determination of whether 65% of the voting capital stock and 100% of the non-voting capital stock of our subsidiary Dayton Superior Canada Ltd. constituted collateral upon the book value, par value and estimated market value of the capital as of December 31, 2007. The Applicable Value for the capital stock was the greater of the book value and estimated market value, as the value of the subsidiary’s capital stock was nominal and therefore did not impact our calculation of Applicable Value.

The Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2007 was $7.5 million. Based upon the foregoing, as of December 31, 2007, the Applicable Value of the capital stock of Dayton Superior Canada Ltd. did not exceed the Collateral Threshold. The Applicable Value of the common stock of Dayton Superior Canada Ltd was based upon the estimated market value. We have calculated the estimated market value of our Dayton Superior Canada Ltd. capital stock by determining the adjusted EBITDA (which is income from operations adjusted for depreciation, amortization of intangibles and impairment of goodwill; gain (loss) from disposals of property, plant, and equipment; facility closing and severance expenses; and stock compensation expense) for the year ended December 31, 2007, and multiplied this adjusted EBITDA by 5.5 times. We determined this multiple by multiplying our closing share price as of December 31, 2007 by the number of the common shares and equivalents outstanding, adding our long-term debt, and dividing by our adjusted EBITDA.

Set forth below is the adjusted EBITDA of Dayton Superior Canada Ltd. for the year ended December 31, 2007, together with a reconciliation to net income:

Dayton Superior Canada Ltd.
($ in thousands)

Net income	$563
Benefit for income taxes	(77)

Income before provision for income taxes	486
Interest income	(55)

Income from operations	431
Depreciation expense	930

Adjusted valuation EBITDA	1,361
Multiple	5.5

Estimated fair value	$7,486

As described above, we have used adjusted EBITDA of Dayton Superior Canada Ltd. solely for purposes of determining the estimated market value of the capital stock to determine whether that capital stock was included in the collateral. Adjusted EBITDA is not recognized financial measures under generally accepted accounting principles and do not purport to be alternatives to operating income as indicators of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our consolidated results as reported under generally accepted accounting principles. Because not all companies use identical calculations, the presentation of adjusted EBITDA also may not be comparable to other similarly titled measures of other companies. You are encouraged to evaluate the adjustments taken and the reasons we consider them appropriate for analysis for determining estimated market value of our subsidiaries’ capital stock.

A change in the Applicable Value of the capital stock of Dayton Superior Canada Ltd. could have resulted in capital stock previously excluded from collateral becoming part of the collateral or capital stock that was previously included in collateral to become excluded. The Applicable Value of Dayton Superior Canada Ltd. as of December 31, 2007 and the adjusted EBITDA for the year ended December 31, 2007 would have had to increase by $25.5 million and $4.6 million, respectively, in order for Dayton Superior Canada Ltd. capital stock to no longer constitute collateral.

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

Inventories

We value our inventories at the lower of first-in, first-out, or FIFO, cost or market and include all costs associated with manufacturing products: materials, inbound freight, labor and manufacturing overhead. We provide net realizable value reserves that reflect our best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Excluding newly introduced products, we reserve 100% of inventory items that have had no sales or usage in the trailing twelve-month period. We additionally reserve for items that have a quantity on hand in excess of the trailing twelve months’ sales and usage, ranging from 25% to 100% of the excess, depending on the number of years’ supply on hand. Based on this calculation, our reserve was approximately $3.7 million as of December 31, 2007. If the range were decreased by 10%, the reserve at December 31, 2007 would be reduced by $220,000. If the range were increased by 10%, the reserve at December 31, 2007 would be increased by $110,000.

Rental Equipment

We manufacture and purchase rental equipment for resale and for rent to others on a short-term basis. We record rental equipment at the lower of FIFO cost or market and depreciate it over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. Rental equipment that is sold is charged to cost of sales on a FIFO basis.

Goodwill and Intangible Assets

As with tangible and other intangible assets, periodic impairment reviews of goodwill are required, at least annually, as well as when events or circumstances change. As with the Company’s review of impairment of tangible and intangible assets, the Company uses judgment in assessing goodwill for impairment. The Company reviews the recorded value of its goodwill annually on a reporting unit by reporting unit basis in the fourth quarter using data as of the third quarter, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires the Company to estimate the fair value of its long-lived assets and considerable judgment must be exercised in determining these values.

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

Taking all of these factors into account, the Company determined the fair value of its business segments as of December 31, 2006 and 2007 by deriving enterprise value indications of its business segments using a range of adjusted EBITDA multiples from market transactions and market comparables in our industry, as well as a discounted cash flow analysis.

Because impairment tests are based in part on management’s judgment as to the fair value of the Company’s reporting units relative to their carrying value — which is necessarily subjective — management’s discretion impacts any decision to record an impairment charge and therefore affects the Company’s reported results of operation.

Prior to 2006, the Company’s financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company had been unable to consistently sustain positive cash flow and, at that time, its future ability to do so was uncertain. Accordingly, for the year ended December 31, 2005, the Company recorded an impairment charge of $64 million to reduce the carrying value of goodwill to its implied fair value. The goodwill impairment has been included in the caption “amortization of intangibles and impairment of goodwill” in the consolidated statement of operations. There was no impairment to goodwill in the years ended December 31, 2006 and 2007 or to the amortizing intangible assets in any year.

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

Our group medical reserve is undiscounted and based on the dollar-weighted average historical lag between the date the service was incurred and the date the claim is paid, which was approximately 75 days at December 31, 2007. A 5-day increase or decrease in the lag would increase or decrease the reserve by approximately $40,000.

Our workers’ compensation reserve is undiscounted and estimated based on industry development factors of incurred and paid losses. A one-percentage point increase or decrease in the development factor would increase or decrease the reserve by $100,000 at December 31, 2007.

The product and general liability reserve is undiscounted and is the sum of the loss estimate of known claims and the estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated based on the historical annual number of claims times the historical cost per claim. A 10% increase or decrease in the average cost would increase or decrease the December 31, 2007 reserve by $60,000.

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

A one percentage point change in the discount rate would have the following effects:

	One Percentage Point	One Percentage Point
	Increase	Decrease
	($ in thousands)

Effect on 2007 net periodic pension cost	$(144)	$238
Effect on December 31, 2007 pension benefit obligation	(1,972)	2,478
Effect on 2007 postretirement cost	(1)	1
Effect on December 31, 2007 postretirement benefit obligation	(14)	12

In accordance with the guidelines of the most recent actuarial valuation of the pension plan, the Company’s expected return on plan assets is 8.0%, which represents a weighted average of 11% for equity securities, 5.5% for debt securities, and 4% for cash and cash equivalents and insurance contract applied to the Plan’s target asset allocation. A one percentage point change in the expected return on plan assets would have the following effects:

	One Percentage Point	One Percentage Point
	Increase	Decrease
	($ in thousands)

Effect on 2007 net periodic pension cost	$(122)	$122

Revenue Recognition

Revenue is recognized from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are physically segregated and we do not retain any specific performance obligations. For customer-requested bill and hold transactions in which a performance obligation exists on our part prior to the delivery date, we do not recognize revenue until the total performance obligation has been met and all of the above criteria related to bill and hold transactions have been met. In instances where the customer provides payment for these services prior to the delivery date, the revenue is deferred until all performance obligations have been met. Sales under bill and hold arrangements were $3.1 million, $3.7 million, and $1.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements. Sales orders with multiple deliverables are allocated among the components based on the fair values of the individual components.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We complied with the provisions of Interpretation No. 48 as of January 1, 2007 with the impacts described in Note 6 to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We will be required to comply with Statement

No. 157 as of the first annual period that begins after November 15, 2007. Statement No. 157 is not expected to have an impact on our consolidated financial statements, however, adoption will result in additional information being included in the footnotes accompanying our consolidated financial statements. Two FASB Staff Positions (“FSP”) on SFAS No. 157 were subsequently issued. In February 2008, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS no. 157. In February 2008, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 . This Statement provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We will be required to comply with Statement No. 159 as of the first annual period that begins after November 15, 2007. Statement No. 159 is not expected to have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This statement changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. We will adopt this statement on January 1, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decrease in a parents’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2007, the only financial instrument we had that was sensitive to changes in interest rates was our $130.0 million revolving credit facility. No balance was outstanding on the facility as of December 31, 2007. The facility had several interest rate options, which re-priced on a short-term basis.

During the year ended December 31, 2007, our weighted average interest rate on the facility was 13.5%. A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $0.1 million.

On March 3, 2008 we entered into a new $150.0 million revolving credit facility, which replaced the $130.0 million senior secured revolving credit facility discussed above. This facility is sensitive to changes in interest rates and has several interest rate options, which re-price on a short-term basis.

We issued a new $100 million term loan on March 3, 2008. The loan is sensitive to changes in interest rates in that it bears interest at a fixed rate above LIBOR, with a LIBOR floor of 3.25%. The loan also requires that we obtain an interest rate swap for at least $50 million of the loan beginning 120 days from the issuance of the loan.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dayton Superior Corporation Dayton, OH

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dayton Superior Corporation and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109.” Also, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” on December 31, 2006.

As discussed in Note 13, the accompanying consolidated financial statements and financial statement schedule for the years ended December 31, 2006 and 2005 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, OH
March 14, 2008

Dayton Superior Corporation and Subsidiary

Consolidated Balance Sheets
As of December 31

		2006 (As
		Restated —
	2007	See Note 13)
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$3,381	$26,813
Accounts receivable, net of reserves for doubtful accounts and sales returns and allowances of $4,447 and $5,430	68,593	71,548
Inventories	66,740	58,396
Prepaid expenses and other current assets	5,718	5,910
Prepaid income taxes	740	320

Total current assets	145,172	162,987

Rental equipment, net of accumulated depreciation of $67,276 and $63,469	67,640	63,766

Property, plant and equipment
Land and improvements	2,020	1,857
Building and improvements	18,391	16,330
Machinery and equipment	94,943	85,442

	115,354	103,629
Less accumulated depreciation	(58,542)	(57,932)

Net property, plant and equipment	56,812	45,697

Goodwill	43,643	43,643
Other assets	3,986	5,545

Total assets	$317,253	$321,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,990	$2,551
Accounts payable	39,204	40,883
Accrued compensation and benefits	15,456	18,001
Accrued interest	6,193	6,234
Accrued freight	4,065	4,849
Other accrued liabilities	9,219	9,111

Total current liabilities	83,127	81,629
Other long-term debt, net of current portion	315,607	319,899
Other long-term liabilities	8,162	10,332

Total liabilities	406,896	411,860

Commitments and contingencies (Note 8)
Stockholders’ deficit Common stock; $0.01 par value; 100,000,000 shares authorized; 19,066,212 (502,984 unvested) and 18,773,283 shares (754,475 unvested) outstanding	191	188
Additional paid-in capital	207,181	201,602
Loans to stockholders	(1,085)	(2,268)
Accumulated other comprehensive loss	(618)	(1,124)
Accumulated deficit	(295,312)	(288,620)

Total stockholders’ deficit	(89,643)	(90,222)

Total liabilities and stockholders’ deficit	$317,253	$321,638

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Operations
Years Ended December 31

	2007	2006	2005
	($ and shares in thousands,
	except per share amounts)

Product sales	$398,404	$388,100	$352,888
Rental revenue	59,671	62,769	49,485
Used rental equipment sales	24,883	28,441	16,610

Net sales	482,958	479,310	418,983

Product cost of sales	292,946	296,351	277,107
Rental cost of sales	33,295	36,845	38,038
Used rental equipment cost of sales	4,951	7,706	5,254

Cost of sales	331,192	340,902	320,399

Product gross profit	105,458	91,749	75,781
Rental gross profit	26,376	25,924	11,447
Used rental equipment gross profit	19,932	20,735	11,356

Gross profit	151,766	138,408	98,584
Selling, general and administrative expenses	106,882	106,453	94,526
Facility closing and severance expenses	1,753	423	1,712
Impairment of goodwill	—	—	64,000
Loss (gain) on disposals of property, plant and equipment	560	(1,504)	4,529

Income (loss) from operations	42,571	33,036	(66,183)
Other expenses
Interest expense	47,019	49,983	48,133
Interest income	(493)	113	(163)
Other (income) expense	2,300	555	(89)

Loss before provision for income taxes	(6,255)	(17,615)	(114,064)
Provision for income taxes	437	394	639

Net loss	$(6,692)	$(18,009)	$(114,703)

Basic net loss per common share	$(0.37)	$(1.76)	$(11.57)
Weighted average number of common shares outstanding	18,284	10,225	9,916
Diluted net loss per common share	$(0.37)	$(1.76)	$(11.57)
Weighted average number of common shares and equivalents outstanding	18,284	10,225	9,916

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2007, 2006, and 2005

							Accumulated Other Comprehensive Loss
								Pension and
								Other
							Cumulative	Post-
			Additional				Foreign	Retirement
	Common stock		Paid-in	Loans to	Treasury stock		Currency	Benefits	Accumulated
	Shares	Amount	Capital	Stockholders	Shares	Amount	Translation	liability	Deficit	Total
	($ in thousands)

Balance at January 1, 2005 (As Restated-See Note 13)	9,488,472	$110,557	—	$(331)	79,641	$(1,184)	$309	$(1,519)	$(155,908)	$(48,076)
Net loss									(114,703)	(114,703)
Foreign currency translation adjustment							322			322
Change in minimum pension liability								(874)		(874)
Excess of redemption value of common stock subject to put over exercise price of stock options		(6)								(6)
Expiration of put options	2,167	22								22
Redemption of common stock	31,526	400			31,526	(325)				75
Change in redemption value of common stock subject to put		4,275		(1,312)						2,963

Balances at December 31, 2005 (As Restated-See Note 13)	9,522,165	115,248	—	(1,643)	111,167	(1,509)	631	(2,393)	(270,611)	(160,277)
Net loss									(18,009)	(18,009)
Foreign currency translation adjustment							(55)			(55)
Change in minimum pension liability								733		733
Adoption of SFAS 158								(40)		(40)
Reincorporation as a Delaware corporation	(111,167)	(115,154)	113,645		(111,167)	1,509				—
Expiration of put options	506,318	5	800	(805)						—
Grant of stock options and restricted stock	1,005,967	10	2,239							2,249
Changes in loans to stockholders				180						180
Issuance of common stock, net of issuance costs of $9,203	7,850,000	79	84,918							84,997

Balances at December 31, 2006 (As Restated-See Note 13)	18,773,283	188	201,602	(2,268)	—	—	576	(1,700)	(288,620)	(90,222)
Net loss									(6,692)	(6,692)
Change in minimum pension and other post-retirement benefits								(251)		(251)
Foreign currency translation adjustment							757			757
Issuance of common stock, net of issuance costs of $402	250,000	3	2,595							2,598
Exercise of stock options, including benefit for income taxes of $25	20,641	—	205							205
Exercise of warrants	22,288	—	—							—
Stock compensation expense			2,779							2,779
Changes in loans to stockholders				1,183						1,183

Balances at December 31, 2007	19,066,212	$191	$207,181	$(1,085)	—	—	$1,333	$(1,951)	$(295,312)	$(89,643)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31

		2006 (As	2005 (As
		Restated —	Restated —
	2007	See Note 13)	See Note 13)
	($ in thousands)

Cash Flows From Operating Activities:
Net loss	$(6,692)	$(18,009)	$(114,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,106	25,919	32,857
Amortization of intangibles	247	560	,570
Impairment of goodwill	—	—	64,000
Stock compensation expense	2,779	2,249	—
Deferred income taxes	(9)	(315)	288
Amortization of deferred financing costs and debt discount	7,021	5,680	5,572
Amortization of deferred gain from sale-leaseback	(1,624)	(3,021)	(2,462)
Gain on sale of rental equipment	(19,932)	(20,735)	(11,356)
Loss on sale of property, plant, and equipment	1,050	435	6,362
Change in assets and liabilities:
Accounts receivable	3,494	(4,546)	912
Inventories	(8,142)	(1,024)	2,017
Prepaid expenses and other assets	220	(581)	(853)
Prepaid income taxes	(415)	226	(181)
Accounts payable	(125)	9,576	6,181
Accrued liabilities and other long-term liabilities	(4,153)	7,336	1,877

Net cash provided by (used in) operating activities	(1,175)	3,750	(8,919)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(19,943)	(13,237)	(6,687)
Proceeds from sale of property, plant, and equipment	38	21	1,547
Rental equipment additions	(25,230)	(21,535)	(27,842)
Proceeds from sales of used rental equipment	23,715	23,532	27,990

Net cash used in investing activities	(21,420)	(11,219)	(4,992)

Cash Flows From Financing Activities:
Repayments of long-term debt, including revolving credit facility	(108,767)	(190,608)	(148,490)
Issuance of long-term debt, including revolving credit facility	106,449	139,028	134,375
Financing costs incurred	(712)	(1,272)	(3)
Proceeds from sale/leaseback transaction	—	—	23,180
Issuance of common stock subject to put option	—	—	29
Issuance of common stock, net of issuance costs	791	87,009	—
Changes in common stock subject to put option from activity in loans to stockholders	—	—	(6)
Net change in loans to stockholders	1,183	180	—

Net cash provided by (used in) financing activities	(1,056)	34,337	9,085

Effect of Exchange Rate Changes on Cash	219	(55)	322

Net increase (decrease) in cash and cash equivalents	(23,432)	26,813	(4,504)
Cash, beginning of year	26,813	—	4,504

Cash and cash equivalents, end of year	$3,381	$26,813	$—

Supplemental Disclosures:
Cash paid for income taxes	$568	$341	$398
Cash paid for interest	39,546	44,771	42,120
Purchase of equipment on capital lease	—	917	430
Property, plant and equipment and rental equipment additions in accounts payable	3,710	2,762	1,471
Financing cost additions in accounts payable	71	736	—
Common share issuance costs in accounts payable	—	2,012	—
Sales of used rental equipment in accounts and notes receivable	12,451	11,283	6,376
Reclassification of common stock due to change in redemption value of common stock subject to put option	—	—	2,963

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Comprehensive Loss
Years Ended December 31

		2006 (As	2005 (As
		Restated —	Restated —
	2007	See Note 13)	See Note 13)
	($ in thousands)

Net loss	$(6,692)	$(18,009)	$(114,703)
Other comprehensive income (loss):
Foreign currency translation adjustment	757	(55)	322
Change in pension and other post-retirement benefits liability	(251)	693	(874)

Comprehensive loss	$(6,186)	$(17,371)	$(115,255)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
($ in thousands, except per share amounts)

(1)	The Company

The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly-owned subsidiary (collectively referred to as the ”Company”). All intercompany transactions have been eliminated.

Odyssey Investment Partners Fund, LP (“Odyssey”) is our principal stockholder. Along with certain of its affiliates, co-investors, and certain members of the Company’s management who are a party to a voting agreement, Odyssey controlled 53.5% of the Company as of December 31, 2007.

In December 2006, in connection with the Company’s initial public offering of its common stock, the Company amended its certificate of incorporation to effectuate 2.1673-for-1 stock split. All common share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

In its initial public offering, the Company issued 7,850,000 shares of common stock and received net proceeds of $84,997, net of issuance costs. In January 2007, the underwriters of the offering exercised a portion of their over-allotment option. The Company issued an additional 250,000 shares of common stock and received net proceeds of $2,790, net of issuance costs.

The Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 17 manufacturing/distribution plants and 23 service/distribution centers in the United States and Canada. The Company employs approximately 700 salaried and 900 hourly personnel, of whom approximately 550 of the hourly personnel and 4 of the salaried personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Elk Grove, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; Santa Fe Springs, California; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements.

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

Inventories

The Company values all inventories at the lower of first-in, first-out (”FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Those reserves were $3,670 and $3,695 as of December 31, 2007 and 2006, respectively. Following is a summary of the components of inventories as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Raw materials	$13,534	$14,095
Work in progress	3,518	2,282
Finished goods	49,688	42,019

Total Inventory	$66,740	$58,396

Notes to Consolidated Financial Statements — (Continued)

Rental Equipment

Rental equipment is manufactured and purchased by the Company for rent to others on a short-term basis. Additionally, used rental equipment is sold to customers. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line method. Effective January 1, 2006, the Company changed its estimate of depreciable lives on certain families of rental equipment from three years to fifteen years on a prospective basis. The families changed were acquired as part of an acquisition in 2003 and the Company used an estimated useful life of three years based primarily on the risk of realizable value and uncertain resale value of this equipment when sold as used rental equipment. Subsequent data showed demand for the equipment was strong and that resale values of the equipment were consistent with other rental equipment. The physical utilization of the rental equipment lasts approximately fifteen years. The impact of this change in estimate reduced rental cost of sales by approximately $3,000 for the year ended December 31, 2006.

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

Included in the cost of property, plant and equipment and rental equipment are assets obtained through capital leases. As of December 31, 2007, the cost of assets under capital lease is $4,829 with accumulated amortization of $2,765. As of December 31, 2006, the cost of assets under capital lease was $5,085, with accumulated amortization of $2,819. Amortization expense related to assets under capital lease was $553, $778, and $843 for the periods ended December 31, 2007, 2006, and 2005, respectively.

Goodwill and Intangible Assets

As with tangible and other intangible assets, periodic impairment reviews of goodwill are required, at least annually, as well as when events or circumstances change. The Company reviews the recorded value of its goodwill annually on a reporting unit by reporting unit basis in the fourth quarter using data as of the third quarter, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires the Company to estimate the fair value of its long-lived assets and considerable judgment must be exercised in determining these values. The Company combines the used rental sales and rental revenue segments of the company into one reporting unit for this review. Product sales are considered the other reporting unit.

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

Taking all of these factors into account, the Company determined the fair value of its reporting units as of December 31, 2007 and 2006 by deriving enterprise value indications of its business segments using a range of adjusted EBITDA multiples from market transactions and market multiples in the Company’s industry, as well as a discounted cash flow analysis.

Notes to Consolidated Financial Statements — (Continued)

Because impairment tests are based in part on management’s judgment as to the fair value of the Company’s reporting units relative to their carrying value — which is necessarily subjective — management’s discretion impacts any decision to record an impairment charge and therefore affects the Company’s reported results of operation.

Prior to 2006, the Company’s financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company had been unable to consistently sustain positive cash flow and, at that time, its future ability to do so was uncertain. Accordingly, for the year ended December 31, 2005, the Company recorded an impairment charge of $64,000 to reduce the carrying value of goodwill to its implied fair value. The goodwill impairment has been included in the caption ”impairment of goodwill” in the consolidated statement of operations. There was no impairment to goodwill in the years ended December 31, 2007 and 2006 or to the amortizing intangible assets in any year.

The following is a reconciliation of goodwill by reporting unit:

		Rental
		Revenue/
		Used Rental
	Product	Equipment
	Sales	Sales	Total

Balance at January 1, 2005	$96,292	$11,351	$107,643
Impairment	(52,649)	(11,351)	(64,000)

Balances at December 31, 2005, 2006 and 2007	$43,643	$—	$43,643

Business acquisitions often result in recording intangible assets, which are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization is provided over the term of the agreement (3 to 7.5 years) for non-compete agreements and license agreements, and over the estimated useful life (1-15 years) for intellectual property. Amortization of non-compete agreements, intellectual property, license agreements, and dealer network is reflected as “Selling, general, and administrative expenses” in the accompanying consolidated statements of operations. The estimated aggregate amortization expense for each of the next five years is as follows: $129 in 2008, $120 in each of 2009 and 2010, and $72 in each of 2011 and 2012. Intangible assets consist of the following at December 31:

	2007			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Non-compete agreements	$—	$—	$—	$198	$(171)	$27
License agreements	306	(153)	153	307	(84)	223
Intellectual property	1,047	(322)	725	1,047	(250)	797

	$1,353	$(475)	$878	$1,552	$(505)	$1,047

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

Notes to Consolidated Financial Statements — (Continued)

Environmental Remediation Liabilities

The Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants issued Statement of Position 96-1, ”Environmental Remediation Liabilities,”. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

Revenue Recognition

Revenue is recognized from product sales when the product is shipped from the Company’s facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a fixed schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are physically segregated and the Company does not retain any specific performance obligations. For customer-requested bill and hold transactions in which a performance obligation exists on the part of the Company prior to the delivery date, the Company does not recognize revenue until the total performance obligation has been met and all of the above criteria related to bill and hold transactions have been met. In instances where the customer provides payment for these services prior to the delivery date, the revenue is deferred until all performance obligations have been met. Sales under bill and hold arrangements were $3,064, $3,675, and $979, for the years ended December 31, 2007, 2006, and 2005, respectively.

On rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements. Sales orders with multiple deliverables are allocated among the components based on the fair values of the individual components.

Customer Rebates

The Company offers rebates to certain customers that are redeemable only if the customer meets certain specified thresholds relating to an aggregate level of sales. The Company records such rebates as a reduction of sales in the period that the underlying transaction that results in progress by the customer in earning the rebate. The rebates accrued as of December 31, 2007 and 2006 were $2,849 and $3,459, respectively.

Stock Compensation Expense

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (”SFAS”) No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, using a modified prospective application. Previously, the Company measured compensation cost for stock options issued using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of shares of common stock and potential shares of common stock outstanding, if dilutive,

Notes to Consolidated Financial Statements — (Continued)

during each period. The Company’s potential undistributed common shares represent the effect of unvested shares, warrants and stock options. For the years ended December 31, 2007 and 2006, the 502,984 and 754,475 unvested shares were not included as their effect would have been anti-dilutive. For the years ended December 31, 2007, 2006, and 2005, the potential undistributed shares, consisting of warrants for 231,880, 254,172, and 254,172 shares, and stock options for 743,762, 859,445, and 871,391 shares, respectively, were not included in the calculation of diluted loss per share as their effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the allowance for doubtful accounts and sales returns and allowances, the reserve for excess and obsolete inventory, the fair value of the Company and its business segments, the accrual for self-insured employee medical claims, the self-insured product and general liability accrual, the self-insured workers’ compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, stock-based compensation, actuarial assumptions used in determining pension benefits, and actuarial assumptions used in determining other post-retirement benefits.

Fair Value of Financial Instruments

The carrying amount of cash and accounts receivable approximate fair value because of the relatively short maturity of these financial instruments. Fair values of debt are based on the last trade of the instrument prior to the balance sheet date.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company complied with the provisions of Interpretation No. 48 as of January 1, 2007 with the impacts described in Note 6.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The Company will be required to comply with Statement No. 157 as of the first annual period that begins after November 15, 2007. Two FASB Staff Positions (“FSP”) on SFAS No. 157 were subsequently issued. In February 2008, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS no. 157. In February 2008, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. Statement No. 157 is not expected to have an impact on the Company’s consolidated financial statements, however, adoption will result in additional information being included in the footnotes accompanying our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure

Notes to Consolidated Financial Statements — (Continued)

requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will be required to comply with Statement No. 159 as of the first annual period that begins after November 15, 2007. Statement No. 159 is not expected to have an impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

(3)	Credit Arrangements

Following is a summary of the Company’s long-term debt as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006

Senior Second Secured Notes, interest rate of 10.75%	$165,000	$165,000
Debt discount on Senior Second Secured Notes	(1,393)	(3,208)
Senior Subordinated Notes, interest rate of 13.0.%	154,729	154,729
Debt discount on Senior Subordinated Notes	(3,045)	(4,746)
Senior notes payable to seller in 2003 acquisition, non-interest bearing, accreted at 6.0% to 14.5%	6,907	7,286
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,035	1,063
Capital lease obligations	1,364	2,326

Total long-term debt	324,597	322,450
Less current maturities	(8,990)	(2,551)

Long-term portion	$315,607	$319,899

As of December 31, 2007, the Company had no amounts outstanding on its $130,000 revolving credit facility, which was scheduled to mature on July 31, 2008. At December 31, 2007, $10,309 of letters of credit were outstanding under the facility. The facility had no financial covenants and was subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15,000. Under the calculation, $107,086 of the $130,000 was

Notes to Consolidated Financial Statements — (Continued)

available, resulting in available borrowings of $96,777 as of December 31, 2007. The credit facility was secured by substantially all assets of the Company.

On March 3, 2008, the Company entered into a new $150,000 revolving credit facility to replace the existing facility. The new facility is subject to availability under a borrowing base calculation. Availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment, less $15,000. The new credit facility expires in March 2009, but is automatically extended to March 2014 if the Senior Subordinated Notes are paid off prior to the initial maturity of the new revolving credit facility. The credit facility is secured by substantially all assets of the Company. Deferred financing costs of $263 will be expensed as a loss of extinguishment of long-term debt in the first quarter of 2008.

The average borrowings, maximum borrowings and weighted average interest rates on the revolving credit facility for the periods indicated were as follows:

	For the Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Average borrowing	$11,925	$69,784	$63,564
Maximum borrowing	27,050	83,200	77,500
Weighted average interest rate	13.5%	8.1%	6.3%

The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused credit and borrowing availability) by average borrowings. The high weighted average interest rate for the year ended December 31, 2007 is a reflection of the limited average borrowings during those periods. Interest expense on the facility for the year ended December 31, 2007 was $1,611, consisting of $962 of interest on borrowings (8.1%), $239 of letter of credit fees (2.0%), and $410 for commitment fees on unused availability (3.4%).

As of December 31, 2007, the Company had $165,000 of senior second secured notes (the “Senior Notes”) outstanding. The notes were scheduled to mature in June 2008 and were issued at a discount that was being accreted to the face value using the effective interest method and was reflected as interest expense. The estimated fair value of the notes was $168,506 as of December 31, 2007. The Senior Notes were secured by substantially all assets of the Company. On March 3, 2008, the Company redeemed the Senior Notes, including accrued interest through April 2, 2008. The Senior Notes were redeemed at a premium of 2.813% of face value, or $4,641, which, along with the write-off of the remaining debt discount and deferred financing costs of $1,292, will be expensed as a loss on extinguishment of long-term debt in the first quarter of 2008. In addition to borrowings on the new revolving credit facility, the Senior Notes were repaid with the proceeds of a new $100,000 term loan issued on March 3, 2008. The new term loan was issued with net proceeds of $94,250, which will be accreted to the face value using the effective interest method and reflected as interest expense. The loan initially matures in March 2009, but is automatically extended to March 2014 if the Senior Subordinated Notes are paid off prior to the initial maturity of the new term loan. The new term loan is subject to financial covenants for debt to adjusted EBITDA, as defined in the agreement, and interest coverage, and has a second security interest in substantially all assets of the Company. Due to the refinancing of the Senior Notes with long-term debt, the Senior Notes are classified as long-term as of December 31, 2007.

As of December 31, 2007, the Senior Subordinated Notes (the “Notes”) had a principal amount of $154,729 and mature in June 2009. The Notes were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 254,172 shares of the Company’s common stock for $0.0046 per share, of which 231,880 remain outstanding as of December 31, 2007. The estimated fair value of the notes was $145,445 as of December 31, 2007.

Notes to Consolidated Financial Statements — (Continued)

The Company has two non-interest bearing notes to the seller of an acquisition in 2003. As of December 31, 2007, the notes have a book value of $6,907 and remaining payments of $7,777, all of which are due in 2008. The difference is being accreted at 6.0% to 14.5% using the effective interest method and is reflected as interest expense.

Our other long-term debt of $2,399 at December 31, 2007 consisted of $1,035 of 9.1% junior subordinated debentures and $1,364 of capital lease obligations. The debentures have an estimated fair value of $880 and are due on demand, but have an ultimate maturity of September 30, 2029. The capital lease obligations are due in monthly payments through September 2010.

The wholly-owned foreign subsidiary of the Company is not a guarantor of the Notes or the Senior Notes and does not have any credit arrangements senior to the Notes or the Senior Notes.

Scheduled maturities of long-term debt and future minimum lease payments under capital leases, after giving effect to the refinancing of the Senior Notes with long-term debt maturing in 2009, are as follows:

	Long-term	Capital
Year	Debt	Leases	Total

2008	$7,942	$1,112	$9,054
2009	319,729	294	320,023
2010	—	51	51

Long-Term Debt and Lease Payments	327,671	1,457	329,128
Less: Debt Discount	(4,438)	—	(4,438)
Less: Amounts Representing Interest	—	(93)	(93)

	$323,233	$1,364	$324,597

The Company capitalizes financing costs associated with obtaining debt instruments and amortizes them over the life of the credit agreement. The costs are reflected as “Other assets” on the consolidated balance sheets and had a net value of $1,810 and $4,015 as of December 31, 2007 and 2006, respectively. The amortization is reflected as “Interest expense” on the consolidated statements of operation and was $2,556, $1,821, and $1,937 for the years ended December 31, 2007, 2006, and 2005, respectively.

(4)	Common Stock

Stock Option Plan —

The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (”Stock Option Plan”), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. The following table sets forth the status of the authorized options as of December 31, 2007:

Granted and outstanding	726,543
Granted and exercised	122,998
Available for granting	817,663

Total	1,667,204

The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 4.5 years as of December 31, 2007. The options granted in 2007 vested upon stockholder approval, which was approximately a month after the grant date. The options granted during 2006 vested on the grant date. For the options granted prior to 2006, between 10% and 25% of each option has a fixed vesting period of less than three years, with the remaining 75% to 90% of the option becoming exercisable nine years after the grant date. These options may be subject to accelerated vesting over one to five years from the date grant based on Company performance or upon certain change in control events based on the rate of return on investment achieved by the Company’s largest stockholder. Under the Stock Option Plan, the option exercise price must not be less than the stock’s market price on date of grant.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for stock options in accordance with SFAS No. 123R, which amends SFAS No. 123, Accounting for Stock-Based Compensation, and recorded non-cash compensation expense of $144, and $699 for the years ended December 31, 2007 and 2006. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 5%, was $358 as of December 31, 2007, and is expected to be expensed over a weighted average period of 1.7 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following assumptions used for grants during the years ended December 31, 2007 and 2006:

	2007	2006

Risk-free interest rates	4.19 – 4.61%	4.80%
Expected dividend yield	0.00%	0.00%
Expected life	2 – 2.5 years	1 year
Expected volatility	16.31 – 47.03%	158.75%

The expected life is based on the estimated future exercise patterns. The expected volatility was based on the continuously compounded rate of return of the Company’s daily stock price.

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

2005

Net loss, as reported	$(114,703)
Stock compensation expense, net of benefit for income taxes	(250)

Pro forma net loss	$(114,953)

Pro forma net loss per basic and diluted share	$(11.59)

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s stock option plans at December 31, 2007, 2006, and 2005, and changes during the years then ended is presented in the table and narrative below:

		Weighted		Weighted
		Average	Unvested	Average	Aggregate
	Number of	Exercise Price	Number of	Grant-Date	Intrinsic
	Shares	Per Share	Shares	Value	Value

Outstanding at January 1, 2005	1,480,218	$12.06	1,138,144	$2.81	$278
Vested	—		(22,341)	2.11
Exercised	(8,669)	1.85	—		7
Expired	(156,256)	11.69	—
Forfeited	(443,902)	12.58	(443,902)	2.67

Outstanding at December 31, 2005	871,391	11.96	671,901	2.93	—
Granted	80,307	12.46	80,307	2.93	—
Vested	—		(80,307)	2.93
Expired	(13,142)	12.28	—
Forfeited	(79,111)	12.67	(79,111)	2.22

Outstanding at December 31, 2006	859,445	11.93	592,790	3.02	293
Granted	35,091	8.13	35,091	1.02
Vested	—		(35,091)	1.02
Exercised	(20,641)	8.74	—	—	65
Expired	(20,592)	12.49	—	—
Forfeited	(109,541)	12.51	(109,541)	3.30

Outstanding at December 31, 2007	743,762	$11.74	483,249	$2.96	$—

Price ranges and other information for stock options outstanding at December 31, 2007 are as follows:

	Outstanding				Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
		Exercise	Remaining	Intrinsic		Exercise	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value

$4.12	17,219	$4.12	10.0	$—	17,219	$4.12	$—
$7.76 - $8.97	29,290	8.36	0.6	—	29,290	8.36	—
$11.07 - $12.69	697,253	12.07	4.4	—	214,004	12.18	—

	743,762	$11.74	4.4 years	$—	260,513	$11.22	$—

As of December 31, 2007, the number of shares exercisable and expected to become exercisable was 719,020. The weighted average exercise price was $11.72, the weighted average remaining life was 4.4 years, and the aggregate intrinsic value was $0. The aggregate intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, and represents only in-the-money options.

On June 30, 2006, the Compensation Committee of the Board of Directors of the Company approved the issuance of 1,005,967 shares of restricted common stock to certain executives. Due to the completion of the Company’s initial public offering in December 2006, 25% of the stock vested on each of December 31, 2006 and 2007 and 25% will vest on each of December 31, 2008 and 2009. The unvested portion of the stock is subject to

Notes to Consolidated Financial Statements — (Continued)

forfeiture by the executive under certain circumstances and is subject to accelerated vesting upon a change of control, as defined.

In accordance with SFAS 123R, the per share grant-date fair value was the fair value of a share of common stock on June 30, 2006. The Company recorded $2,635 and $1,550 of compensation expense for the years ended December 31, 2007 and 2006, respectively. The remaining compensation expense for unvested restricted stock will be $1,211 in 2008 and $485 in 2009. There was no cash impact to the Company for the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.

A summary of the status of the Company’s outstanding restricted stock as of and for the year ended December 31, 2007, is presented in the table below:

			Weighted
	Total	Unvested	Average
	Number of	Number of	Grant-Date
	Shares	Shares	Fair Value

Outstanding at December 31, 2005	—	—	$—
Granted	1,005,967	1,005,967	5.85
Vested	—	(251,492)	5.85

Outstanding at December 31, 2006	1,005,967	754,475	5.85
Vested	—	(251,493)	5.85

Outstanding at December 31, 2007	1,005,967	502,982	$5.85

As of December 31, 2007, the stock had an intrinsic value of $3,923 and had an indefinite remaining term.

(5)	Retirement Plans

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

The Company provides postretirement health care benefits on a contributory basis and life insurance benefits for approximately 35 salaried and hourly employees who retired prior to May 1, 1995.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status of the Company’s plans and the amounts recognized in the Company’s consolidated balance sheets and consolidated statements of operations as of and for the years ended December 31, 2007 and 2006:

	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$13,920	$13,273	$539	$501
Service cost	432	682	—	—
Interest cost	813	760	30	28
Actuarial loss/(gain)	(143)	(407)	—	1
Participant contributions	—	—	128	115
Benefits paid	(413)	(388)	(186)	(106)

Benefit obligation at end of year	$14,609	$13,920	$511	$539

Change in plan assets
Fair value of plan assets at beginning of year	$11,683	$9,990	$—	$—
Actual return on plan assets	483	1,036	—	—
Participant contribution	—	—	128	115
Employer contribution	1,338	1,045	58	(9)
Benefits paid	(413)	(388)	(186)	(106)

Fair value of plan assets at end of year	$13,091	$11,683	$—	$—

Funded status	$(1,517)	$(2,237)	$(511)	$(539)
Unrecognized prior service cost	37	45	72	96
Unrecognized net loss (gain)	2,772	2,497	(122)	(130)

Net amount recognized	$1,292	$305	$(561)	$(573)

Amounts recognized in the statement of financial position consist of:
Current liability	$—	$—	$(44)	$(43)
Long-term liability	(1,517)	(2,237)	(467)	(496)
Accumulated other comprehensive loss	2,809	2,542	(50)	(34)

Net amount recognized	$1,292	$305	$(561)	$(573)

Components of net periodic benefit cost
Service cost	$432	$682	$—	$—
Interest cost	813	760	30	27
Expected return on plan assets	(973)	(816)	—	—
Amortization of actuarial loss	70	145	(9)	(10)
Amortization of prior service cost	8	14	24	24

Net cost	$350	$785	$45	$41

Additional Information
Increase (decrease) in other comprehensive loss	$267	$(659)	$(16)	$(34)

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2007	2006	2007	2006

Discount rate	6.00%	6.00%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A

The weighted average assumptions used in the actuarial computation that derived net periodic benefit cost were as follows:

	Pension	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Postretirement	Postretirement
	2007	2006	2005	2007	Benefits 2006	Benefits 2005

Discount rate	6.00%	5.75%	5.75%	5.75%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

A one percentage point change in the discount rate would have the following effects:

	One Percentage Point	One Percentage Point
	Increase	Decrease

Effect on 2007 net periodic pension cost	$(144)	$238
Effect on December 31, 2007 pension benefit obligation	(1,972)	2,478
Effect on 2007 postretirement cost	(1)	1
Effect on December 31, 2007 postretirement benefit obligation	(14)	12

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

In accordance with the guidelines of the most recent actuarial valuation of the pension plan, the Company’s expected return on plan assets is 8.0%, which represents a weighted average of 11% for equity securities, 5.5% for debt securities, and 4% for cash and cash equivalents and insurance contract applied to the Plan’s target asset allocations. A one percentage point change in the expected return on plan assets would have the following effects:

	1 Percentage Point	1 Percentage Point
	Increase	Decrease

Effect on 2007 net periodic pension cost	$(122)	$122

Our postretirement healthcare benefit plan is unfunded and has no plan assets. Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for this benefit plan.

As of December 31, 2007 and 2006, the pension plan had accumulated benefit obligations of $14,608 and $13,892, respectively.

Notes to Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates:

	December 31,
	2008	2007

Health care cost trend rate assumed for next year	11.5%	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point	Point
	Increase	Decrease

Effect on 2007 postretirement cost	$1	$(1)
Effect on the postretirement benefit obligation	14	(12)

The pension plan asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2007	2006

Equity Securities	48%	52%
Debt Securities	26	27
Cash and Cash Equivalents	22	16
Insurance Contract	4	5

Total	100%	100%

The Company’s pension plan asset investment strategy is to invest in a combination of equities and fixed income investments while maintaining a moderate risk posture. The targeted asset allocation within the investment portfolio is 55% equities and 45% fixed income. The Company evaluates the performance of the pension investment program in the context of a three to five-year horizon.

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the year ended December 31, 2007, contributions totaling $1,338 were made, comprised of $247 for the fourth quarterly installment for the 2006 plan year, $191 for the final contribution for the 2006 plan year, and three quarterly installments of $300 each for the 2007 plan year. Total contributions in 2008 are expected to be $1,116, comprised of $300 for the 2007 plan year made in the first quarter of 2008, and quarterly contributions for the 2008 plan year of $272 per quarter, payable in the second, third, and fourth quarters of 2008.

	Pension	Other
	Benefits	Benefits

2008	$493	$45
2009	507	46
2010	538	47
2011	579	38
2012	656	38
Years 2013-2017	4,216	178

Multi-Employer Pension Plan —

Approximately 20% of the Company’s employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information

Notes to Consolidated Financial Statements — (Continued)

available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $523, $336, and $335 for the years ended December 31, 2007, 2006, and 2005, respectively.

401(k) Savings Plan —

Most employees are eligible to participate in Company sponsored 401(k) savings plans. Company matching contributions vary from 0% to 50% according to terms of the individual plans and collective bargaining agreements. The aggregate amount charged to expense under these plans was $808, $751, and $763 for the years ended December 31, 2007, 2006, and 2005, respectively.

Retirement Contribution Account —

The Company has a defined contribution plan for substantially all salaried employees. Employees are not permitted to contribute to the plan. Company contributions to this plan are discretionary. Depending on the age of the employee, participants earned 1.5% to 6.0% of eligible compensation for 2007 and 2006, and 0.75% to 3.0% of eligible compensation for the period July 1, 2005 through December 31, 2005. The amounts charged to expense for the years ended December 31, 2007, 2006, and 2005 were $2,005, $1,862, and $430, respectively.

(6)	Income Taxes

The following is a summary of the components of the Company’s income tax provision for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Currently payable (receivable):
Federal	$—	$—	$—
State and local	493	—	—
Foreign	(47)	709	351
Deferred (future tax benefit)	(1,227)	(5,777)	(23,709)
Change in valuation allowance	1,218	5,462	23,997

Total provision	$437	$394	$639

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2007, 2006, and 2005 for the following reasons:

	2007	2006	2005

Statutory income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal tax benefit and before valuation allowance	(7.8)	3.9	4.1
Nondeductible goodwill impairment and other permanent differences	(18.0)	(4.5)	(17.8)
Foreign income taxes	3.9	(2.0)	—
Valuation allowance	(19.2)	(31.0)	(20.9)

Other	(0.8)	(2.6)	—

Effective income tax rate	(6.9)%	(2.2)%	(0.6)%

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s deferred taxes as of December 31, 2007 and 2006 are the result of book/tax basis differences related to the following items:

	2007	2006

Deferred tax assets:
Accounts receivable reserves	$1,730	$2,055
Inventory reserves	1,898	1,387
Goodwill and intangible assets	2,156	2,617
Deferred gain on sale-leaseback	1,590	2,161
Accrued liabilities	3,178	3,404
Other long-term liabilities	86	1,402
Net operating loss carryforwards	51,723	47,675
Other	407	259
Valuation allowance	(48,010)	(46,792)

Total	14,758	14,168

Deferred tax liabilities:
Accelerated depreciation	(14,495)	(13,641)
Note payable to seller of Safway	(286)	(559)

Total	(14,781)	(14,200)

Net deferred taxes	$(23)	$(32)

For federal income tax purposes, the Company has federal net operating loss carryforwards of approximately $134,000 that expire over a nine-year period beginning in 2019. The Company also has state net operating tax loss carryforwards of approximately $107,000 that expire over a period of five to twenty years beginning in 2008. The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to these net operating loss carryforwards and other deferred tax assets, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance would be decreased or increased, resulting in a non-cash increase or decrease to net income.

The adoption of Interpretation No. 48 did not have a material impact on the consolidated financial statements. The Company files income tax returns in the United States, Canada, and in various state, local, and provincial jurisdictions. The Company is subject to U.S. Federal income tax examination for 2004 through 2006, and in other jurisdictions for 1999 through 2006. Use of net operating losses from years prior to these may re-open the examination period for those prior years. The Company recognizes interest and penalties as a component of the provision for income taxes. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$563
Additions for new tax positions in current year	570
Additions to tax positions from prior year	12
Reductions in tax positions from prior year	(170)
Foreign currency translation	12

Balance at December 31, 2007	$987

The amount is reflected as $864 as a reduction to the deferred tax asset related to the net operating loss carryforwards and $123 as an income tax payable. There was no impact to the provision for income taxes or the effective rate reconciliation as a result of FIN 48. The total amount of accrued interest and penalties at December 31,

Notes to Consolidated Financial Statements — (Continued)

2007 was $14. The Company does not expect any material changes in its uncertain tax positions for the next 12 months.

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

(7)	Segment Reporting

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

Information about the income of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Product sales	$398,404	$388,100	$352,888
Rental revenue	59,671	62,769	49,485
Used rental equipment sales	24,883	28,441	16,610

Net sales	482,958	479,310	418,983

Product cost of sales	292,946	296,351	277,107
Rental cost of sales	33,295	36,845	38,038
Used rental equipment cost of sales	4,951	7,706	5,254

Cost of sales	331,192	340,902	320,399

Product gross profit	105,458	91,749	75,781
Rental gross profit	26,376	25,924	11,447
Used rental equipment gross profit	19,932	20,735	11,356

Gross profit	$151,766	$138,408	$98,584

Depreciation Expense:
Product sales (Property, plant, and equipment)	$5,657	$5,041	$6,302
Rental Revenue (Rental equipment)	16,623	19,156	24,474
Corporate	2,826	1,722	2,081

Total depreciation	$25,106	$25,919	$32,857

Notes to Consolidated Financial Statements — (Continued)

(8)	Commitments and Contingencies

Operating Leases —

Rental expense for property, plant and equipment (principally manufacturing/distribution, service/distribution, office facilities, forklifts, and office equipment) was $10,261, $7,514, and $6,589, for the years ended December 31, 2007, 2006 and 2005, respectively. Lease terms range from month-to-month to 20 years and some contain renewal options.

Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount

2008	$9,520
2009	7,695
2010	7,145
2011	6,717
2012	5,902
Thereafter	32,566

Total	$69,545

Several of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as accrued rent. The amount of accrued rent as of December 31, 2007 and 2006 was $1,797 and $707, respectively.

Litigation —

From time to time, the Company is involved in various legal proceedings arising out of the ordinary course of business. None of the matters in which the Company is currently involved, either individually, or in the aggregate, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Self-Insurance —

The Company is self-insured for certain of its group medical, workers’ compensation and product and general liability claims. The Company estimates the reserves required for these claims, which are undiscounted. No material revisions were made to the estimates for the years ended December 31, 2007, 2006 and 2005. The Company has reserved $6,387 and $6,985 as of December 31, 2007 and 2006, respectively. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on the type of claim. The stop loss amounts are as follows:

	Per Occurrence and		Aggregate
Insurance Type	per Annum Levels		per Annum Levels

Group Medical		$150		N/A
Worker’s Compensation	Up to $	350	Up to $	5,000
Product and General Liability	Up to $	500	Up to $	4,000

Severance Obligations —

The Company has employment agreements with certain of its executive management with annual base compensation ranging in value from $180 to $450. The agreements generally provide for salary continuation in the event of termination without cause for periods of one to three years. The agreements also contain certain non-competition clauses. As of December 31, 2007, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was $3,100.

Notes to Consolidated Financial Statements — (Continued)

(9)	Sale-Leaseback Transactions

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

(10)	Facility Closing and Severance

Facility closing and severance expenses were $1,753 in 2007 and related to moving the Company’s manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois. The move is expected to be completed in the first quarter of 2008. The Company estimates that it will incur expenses and expend cash of an additional $1,000 in connection with the completion of the relocation.

In 2006 and 2005, the Company incurred $423 and $1,712 to realign its management structure, exit certain of its distribution facilities and reduce overall headcount.

(11)	Related Party Transactions

For the years ended December 31, 2007, 2006, and 2005, the Company reimbursed Odyssey for travel, lodging, and meals of $86, $45, and $233, respectively.

(12)	Quarterly Financial Information (Unaudited)

	2007
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$99,022	$137,516	$130,823	$115,597	$482,958
Gross profit	29,371	44,423	39,064	38,908	151,766
Net income (loss)	(8,159)	4,383	386	(3,302)	(6,692)
Net income (loss) per basic share	(0.45)	0.24	0.02	(0.18)	(0.37)
Net income (loss) per diluted share	(0.45)	0.23	0.02	(0.18)	(0.37)

	2006
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$101,331	$130,215	$131,641	$116,123	$479,310
Gross profit	26,493	38,728	39,209	33,978	138,408
Net income (loss)	(9,075)	1,494	(342)	(10,086)	(18,009)
Net income (loss) per basic share	(0.91)	0.15	(0.03)	(0.91)	(1.76)
Net income (loss) per diluted share	(0.91)	0.15	(0.03)	(0.91)	(1.76)

Notes to Consolidated Financial Statements — (Continued)

The full year per share amounts do not equal the sum of the quarterly amounts due to rounding and to the timing of the issuance of common stock.

(13)	Restatement of Previously Issued Financial Statements

During the reporting and closing process relating to the preparation of the December 31, 2007 financial statements, the Company determined that it had misapplied Statement of Financial Accounting Standard No. 109 (“SFAS 109”), Accounting for Income Taxes, and Statement of Financial Accounting Standard No. 95 (“SFAS 95”), Statement of Cash Flows.

The Company determined that it had overstated its valuation allowance for deferred tax assets that was established at December 31, 2004. The tax valuation allowance, which was recorded to reduce the deferred tax asset related to the Company’s net operating loss carryforwards, did not properly consider the reversal of a deferred tax liability related to accelerated depreciation or the deferred tax asset related to the Company’s minimum pension liability component of accumulated other comprehensive loss. The Company has concluded that the deferred tax liability should have reduced the tax valuation allowance, as it will reverse within the net operating loss carryforward period. This was adjusted by decreasing stockholders’ deficit as of January 1, 2005, and resulted in a decrease to the Company’s stockholders’ deficit and total liabilities as of December 31, 2004, 2005, and 2006.

The Company also determined that it had reported proceeds from sales of rental equipment on the statements of cash flows incorrectly. The Company had reported proceeds from sales of rental equipment on the statements of cash flows equal to used rental equipment sales on the statements of operations rather than adjusting for the change in the non-cash portion of such sales.

The effects of the restatement on the consolidated financial statements are as follows:

	As of December 31, 2006
	As Previously
	Reported	Adjustments	As Restated

Prepaid expenses and other current assets	$5,907	$3	$5,910
Total current assets	162,984	3	162,987
Total assets	321,635	3	321,638
Deferred income taxes	11,354	(11,319)	35
Total liabilities	423,179	(11,319)	411,860
Accumulated other comprehensive income	(981)	(143)	(1,124)
Accumulated deficit	(300,085)	11,465	(288,620)
Total stockholders’ deficit	(101,544)	11,322	(90,222)
Total liabilities and stockholders’ deficit	321,635	3	321,638

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Changes in assets and liabilities — Accounts receivable	$(9,222)	$4,676	$(4,546)	$5,705	$(4,793)	$912
Changes in assets and liabilities — Prepaid expenses and other assets	(813)	232	(581)	5,734	(6,587)	(853)
Net cash provided by (used in) operating activities	(1,158)	4,908	3,750	2,461	(11,380)	(8,919)
Proceeds from sales of rental equipment	28,440	(4,908)	23,532	16,610	11,380	27,990
Net cash provided by (used in) investing activities	(6,311)	(4,908)	(11,219)	(16,372)	11,380	(4,992)
Supplemental Disclosures — Sale of used rental equipment in accounts and notes receivable	—	11,283	11,283	—	6,376	6,376

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Change in minimum pension and post-retirement liability	$455	$278	$733	$(542)	$(332)	$(874)
Comprehensive loss	(17,609)	278	(17,371)	(114,923)	(332)	(115,255)

(14)	Subsequent Event

On March 3, 2008, the Company redeemed its Senior Notes with the proceeds of a new $100,000 term loan and a new $150,000 revolving credit facility. The Senior Notes were redeemed at a premium of 2.813% of face value, or $4,641, which, along with the write-off of the remaining debt discount and deferred financing costs of $1,555, will be expensed as a loss on extinguishment of long-term debt in the first quarter of 2008. The new term loan was issued with net proceeds of $94,250, which will be accreted to the face value using the effective interest method and reflected as interest expense. The loan initially matures in March 2009, but is automatically extended to March 2014 if the Senior Subordinated Notes are paid off prior to the initial maturity of the new term loan. The new term loan is subject to financial covenants for debt to adjusted EBITDA, as defined in the agreement, and interest coverage.

DAYTON SUPERIOR CORPORATION AND SUBSIDIARY

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005

	Additions			Deductions
				Charges for
		Charged to		Which
	Balance at	Costs		Reserves	Balance at
	Beginning of	and		Were	End of
	Year	Expenses	Other	Created	Year
	(Amounts in thousands)

Reserves for Doubtful Accounts and
Sales Returns and Allowances
For the year ended December 31, 2007	$5,430	$3,023	$—	$(4,006)	$4,447
For the year ended December 31, 2006	5,435	3,712	—	(3,717)	5,430
For the year ended December 31, 2005	5,375	3,956	—	(3,896)	5,435
Net Realizable Value Reserve for Inventory
For the year ended December 31, 2007	$3,695	$1,189	$—	$(1,214)	$3,670
For the year ended December 31, 2006	4,062	474	—	(841)	3,695
For the year ended December 31, 2005	2,171	2,944	—	(1,053)	4,062
Valuation Allowance for Deferred Tax Assets
For the year ended December 31, 2007	$46,792	$1,218	$—	$—	$48,010
For the year ended December 31, 2006	41,330	5,462	—	—	46,792
For the year ended December 31, 2005	17,333	23,997	—	—	41,330

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as noted below as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal Control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect Dayton Superior Corporation’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Dayton Superior Corporation’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness resulted in a restatement of the Company’s December 31, 2006 and 2005 consolidated statements of cash flows as discussed in Note 13 to the accompanying consolidated financial statements. Management concluded that the Company’s internal control over financial reporting was not operating effectively as the Company did not maintain effective controls to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. As a result, the Company misapplied Statement of Financial Accounting Standard No. 95, Statement of Cash Flows, related to cash received for sales of rental equipment.

The Company’s registered public accounting firm has issued an attestation report on the Company’s internal controls over financial reporting. That report is included below.

March 14, 2008

Remediation Activities

As a result of the material weakness discussed above, the Company changed its procedures in the first quarter of 2008 to implement an additional review process to ensure the financial statements are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting. However, management believes the measures that have been implemented to remediate the material weakness have had a material impact on the Company’s internal control over financial reporting since December 31, 2007, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on the Company’s internal control over financial reporting in future periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dayton Superior Corporation Dayton, OH

We have audited Dayton Superior Corporation (a Delaware corporation) and subsidiary’s (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management concluded that the Company’s internal control over financial reporting was not operating effectively as the Company did not maintain effective controls relating to the preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. As a result, the Company misapplied Statement of Financial Accounting Standard No. 95, Statement of Cash Flows, related to cash received for sales of rental equipment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109,” Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” discussed in Note 2 and the restatement of the Company’s consolidated financial statements and financial statement schedule discussed in Note 13.

DELOITTE & TOUCHE LLP

Dayton, OH
March 14, 2008

Item 9A(T)	Controls and Procedures.

Not applicable.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant.

The information required by this Item 10 is incorporated herein by reference to the information under the headings “Directors and Nominees” and “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2008, except for certain information concerning our executive officers, which is set forth at the end of Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the headings “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2007, which currently includes only the 2000 Dayton Superior Corporation Stock Option Plan, as amended.

			Number of Securities
	Number of Securities		Available for Future
	to be Issued Upon	Weighted Average Exercise	Issuance Under Equity
	Exercise of	Price of Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column(a)

Equity compensation plans approved by security holders	743,762	$11.74	817,663
Equity compensation plans not approved by security holders	0	—	0

Total	743,762	$11.74	817,663

The other information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the information under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Independent Auditors” in our proxy statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2008.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements  The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006 (as restated)

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 (as restated), and 2005 (as restated)

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 (as restated), and 2005 (as restated)

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2007, 2006 (as restated), and 2005 (as restated)

Notes to Consolidated Financial Statements

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

March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Eric R. Zimmerman Eric R. Zimmerman	President, Chief Executive Officer and Director	March 14, 2008

/s/ Edward J. Puisis Edward J. Puisis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ Thomas W. Roehrig Thomas W. Roehrig	Vice President, Finance and Secretary (Principal Accounting Officer)	March 14, 2008

/s/ Stephen Berger Stephen Berger	Director	March 17, 2008

/s/ Steven M. Berzin Steven M. Berzin	Director	March 17, 2008

/s/ Joseph D. Hinkel Joseph D. Hinkel	Director	March 14, 2008

/s/ William F. Hopkins William F. Hopkins	Director	March 17, 2008

/s/ Sidney J. Nurkin Sidney J. Nurkin	Director	March 17, 2008

/s/ Douglas Rotatori Douglas Rotatori	Director	March 17, 2008

Index of Exhibits

Exhibit No.		Description

(3)
Articles of Incorporation and By-Laws
	3.1	Amended and Restated Certificate of Incorporation of the Company	†
	3.2	Amended and Restated By-Laws of the Company	†
(4)
Instruments defining the Rights of Security Holders, Including Indentures
	4.1	Form of Junior Convertible Subordinated Indenture between the Company and Firstar Bank, N.A., as Indenture Trustee [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†
	4.1.1	First Supplemental Indenture dated January 17, 2000, between the Company and Firstar Bank, N.A., as Trustee [Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†
	4.1.2	Form of Junior Convertible Subordinated Debenture [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†
	4.1.3	Second Supplemental Indenture dated December 14, 2006 between the Company and U.S. Bank N.A., as trustee [Incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.2	Indenture dated June 16, 2000 among the Company, the Guarantors named therein, as guarantors, and United States Trust Company of New York, as trustee, relating to $170,000,000 in aggregate principal amount of 13% Senior Subordinated Notes due 2009 and registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.2.1	First Supplemental Indenture dated as of August 3, 2000. [Incorporated by reference to Exhibit 4.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.2	Second Supplemental Indenture dated as of January 4, 2001. [Incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.3	Third Supplemental Indenture dated as of June 19, 2001. [Incorporated by reference to Exhibit 4.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.4	Fourth Supplemental Indenture dated as of September 30, 2003. [Incorporated by reference to Exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†
	4.2.5	Fifth Supplemental Indenture dated as of December 4, 2006. [Incorporated by reference to Exhibit 4.2.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.2.6	Sixth Supplemental Indenture dated as of December 14, 2006. [Incorporated by reference to Exhibit 4.2.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.3	Specimen Certificate of 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.4	Specimen Certificate of the registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.5	Warrant Agreement dated as of June 16, 2000 between the Company and United States Trust Company of New York, as Warrant Agent [Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

Exhibit No.		Description

	4.6	Warrant Shares Registration Rights Agreement dated as of June 16, 2000 among the Company and the Initial Purchasers [Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†
	4.7	Senior Second Secured Notes Indenture with respect to the 10 3/4% Senior Second Secured Notes due 2008, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, dated June 9, 2003 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.7.1	First Supplemental Indenture dated as of December 14, 2006, between the Company and The Bank of New York, as trustee. [Incorporated by reference to Exhibit 4.8.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.8	Form of 10 3/4% Senior Second Secured Note due 2008 (included in Exhibit 4.7)	†
	4.9	Second Amended and Restated Security Agreement, among the Company, certain former subsidiaries of the Company and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.10	Second Amended and Restated Pledge Agreement, among the Company, Trevecca Holdings, Inc. and The Bank of New York, as Collateral Agent and as Trustee, dated January 30, 2004 [Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (Reg. 333-107071)]	†
	4.11	Term Loan Credit Agreement Dated as of March 3, 2008 among Dayton Superior Corporation, as the Borrower the Lenders Party Hereto and General Electric Capital Corporation as Administrative Agent and Collateral Agent [Incorporated by reference to Exhibit X.X to the Company’s Current Report on Form 8-K file March X, 2008]	†
	4.12	Revolving Credit Agreement Dated as of March 3, 2008 among Dayton Superior Corporation, as the Borrower the Lenders and L/C Issuers Party Hereto and General Electric Capital Corporation as Administrative Agent and Collateral Agent [Incorporated by reference to Exhibit X.X to the Company’s Current Report on Form 8-K file March X, 2008]	†
	4.13	Registration Rights Agreement among the Company, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, DS Coinvestment I, LLC and DS Coinvestment II, LLC [Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
Certain instruments defining the rights of holders of long-term debt of the Company have not been filed because the total amount does not exceed 10% of the total assets of the Company and its subsidiary on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.
(9)
Voting Trust Agreement
	9.1	Voting Agreement and Irrevocable Proxy among the Company, Odyssey and certain management shareholders [Incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	9.1.1	First Amendment to the Voting Agreement and Irrevocable Proxy among the Company, Odyssey and certain management shareholders [Incorporated by reference to Exhibit 9.1(a) to the Company’s Current Report on Form 8-K filed December 27, 2007]	†
(10)
Material Contracts
	10.1	2008 Executive Incentive Plan	* **
	10.2	Employment Agreement between the Company and Edward J. Puisis [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*
	10.3	Letter Agreement dated August 13, 2003 between Raymond Bartholomae and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*

Exhibit No.		Description

	10.3.1	Letter Agreement dated as of December 15, 2005 between Raymond Bartholomae and the Company amending prior Letter Agreement. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2005]	†*
	10.4	Employment Agreement effective as of August 1, 2005 between Eric R. Zimmerman and the Company. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2005]	†*
	10.5	Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†*
	10.5.1	First Amendment to Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001]	†*
	10.5.2	Second Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated July 15, 2002 [Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
	10.5.3	Third Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated October 23, 2002 [Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
	10.5.4	Fourth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004. [Incorporated by reference to Exhibit 10.10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†*
	10.5.5	Fifth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004 effective April 18, 2007 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2007]	†*
	10.5.6	Form of Amended and Restated Stock Option Agreement entered into between the Company and certain of its executive officers [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002]	†*
	10.5.7	Form of First Amendment to Stock Option Agreement dated as of July 1, 2003 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2003]	†*
	10.5.8	Form of Stock Option Agreement entered into between the Company and certain of its Directors dated April 18, 2007 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2007]	†*
	10.6	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Eric R. Zimmerman. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.7	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Edward J. Puisis. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.8	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.9	Repayment and Stock Pledge Agreement dated June 16, 2000, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.10	Repayment and Stock Pledge Agreement dated March 30, 2001, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.11	Form of Indemnification Agreement between the Company and certain of its Directors [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007]	†*

Exhibit No.		Description

(14)
Code of Ethics
	14	Code of Business Conduct and Ethics [Incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed on December 22, 2006]	†
(21)
Subsidiaries of the Registrant
	21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†
(23)	Consents of Experts and Counsel
	23	Consent of Deloitte & Touche LLP	**
(31)
Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**
(32)
Section 1350 Certifications
	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**
	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed