Form 10-K/A
period 2007-12-31
DAYTON SUPERIOR CORP
filed 2008-04-15
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11781
DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-0676346
(State of incorporation)	(I.R.S. Employer Identification No.)
7777 Washington Village Dr.
Suite 130
Dayton, Ohio 45459
(Address of principal executive office)
Registrant’s telephone number, including area code: (937) 428-6360
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share, registered on The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Smaller reporting company ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
As of March 14, 2008, there were 19,066,212 shares of common stock outstanding. As of June 30, 2007, the aggregate market value of common stock held by non-affiliates was $120,004,160 based on the closing market price value of the common stock.

EXPLANATORY NOTE
Dayton Superior Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 solely for the purpose of correcting the certifications by its President and Chief Executive Officer and its Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1 and 31.2 to such Annual Report to include certain language that was inadvertently omitted. The corrected certifications are filed herewith as Exhibits 31.1.1 and 31.2.1. There are no other changes made by this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
April 14, 2008

	By	/s/ Edward J. Puisis

Edward J. Puisis Executive Vice President and Chief Financial Officer

Index of Exhibits

Exhibit No.		Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1.1	Rule 13a-14(a)/15d-14(a) Certification of

	31.2.1	President and Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer