Form 10-Q
period 2008-03-28
DAYTON SUPERIOR CORP
filed 2008-05-07
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 28, 2008	COMMISSION FILE NUMBER 1-11781
DAYTON SUPERIOR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130 Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 937-428-6360
NOT APPLICABLE

(Former name, former address and former fiscal year, if changed from last report)
Indicate by mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
19,066,212 Shares of Common Stock were outstanding as of May 5, 2008

Part I. – Financial Information
Item 1 – Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of March 28, 2008 and December 31, 2007
($ in thousands, except per share amounts)
(Unaudited)

	March 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,081	$3,381
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $4,044 and $4,447	64,121	68,593
Inventories	78,905	66,740
Prepaid expenses and other current assets	7,168	5,718
Prepaid income taxes	716	740

Total current assets	151,991	145,172
Rental equipment, net of accumulated depreciation of $69,822 and $67,276	66,381	67,640
Property, plant and equipment, net of accumulated depreciation of $55,584 and $58,542	55,771	56,812
Goodwill	43,643	43,643
Other assets	6,633	3,986

Total assets	$324,419	$317,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$102,849	$8,990
Revolving credit facility	102,500	—
Accounts payable	36,255	39,204
Accrued compensation and benefits	12,134	15,456
Accrued interest	6,713	6,193
Accrued freight	3,712	4,065
Other accrued liabilities	6,169	9,219

Total current liabilities	270,332	83,127

Other long-term debt, net of current portion	152,318	315,607
Other long-term liabilities	8,919	8,162

Total liabilities	431,569	406,896

Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,066,212 shares issued and outstanding, 502,984 unvested	191	191
Additional paid-in capital	207,484	207,181
Loans to stockholders	(1,093)	(1,085)
Accumulated other comprehensive loss	(757)	(618)
Accumulated deficit	(312,975)	(295,312)

Total stockholders’ deficit	(107,150)	(89,643)

Total liabilities and stockholders’ deficit	$324,419	$317,253

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Operations
For The Three Fiscal Months Ended March 28, 2008 and March 30, 2007
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Fiscal Months Ended
	March 28,	March 30,
	2008	2007
Product sales	$77,303	$80,176
Rental revenue	13,580	14,573
Used rental equipment sales	4,496	4,273

Net sales	95,379	99,022

Product cost of sales	58,237	60,432
Rental cost of sales	8,537	8,093
Used rental equipment cost of sales	550	1,126

Cost of sales	67,324	69,651

Product gross profit	19,066	19,744
Rental gross profit	5,043	6,480
Used rental equipment gross profit	3,946	3,147

Gross profit	28,055	29,371

Selling, general and administrative expenses	26,835	25,858
Facility closing and severance expenses	702	368
(Gain) loss on disposals of property, plant, and equipment	(531)	83

Income from operations	1,049	3,062

Other expenses
Interest expense	12,506	11,185
Interest income	(112)	(135)
Loss on extinguishment of long-term debt	6,224	—
Other expense	30	112

Loss before provision for income taxes	(17,599)	(8,100)

Provision for income taxes	64	59

Net loss	$(17,663)	$(8,159)

Basic net loss per common share	$(0.95)	$(0.45)
Average number of shares of common stock outstanding	18,563	18,209
Diluted net loss per common share	$(0.95)	$(0.45)
Average number of shares of common stock and equivalents outstanding	18,563	18,209
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
For The Three Fiscal Months Ended March 28, 2008 and March 30, 2007
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
		March 30,
		2007 (As
	March 30,	restated – see
	2008	Note 8)
Cash Flows From Operating Activities:
Net loss	$(17,663)	$(8,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,593	5,847
Amortization of intangibles	36	46
Loss on extinguishment of long-term debt	6,224	—
Stock compensation expense	304	659
Amortization of deferred financing costs and debt discount	2,005	1,504
Amortization of deferred gain on sale-leaseback transactions	(407)	(403)
Gain on sales of rental equipment	(3,946)	(3,147)
(Gain) loss on sales of property, plant and equipment	(399)	215
Changes in assets and liabilities:
Accounts receivable	3,172	1,064
Inventories	(12,181)	(12,068)
Prepaid expenses and other assets	(1,800)	(2,050)
Accounts payable	(734)	(3,070)
Accrued liabilities and other long-term liabilities	(5,034)	(5,697)

Net cash used in operating activities	(23,830)	(25,259)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(4,184)	(5,036)
Proceeds from sales of property, plant and equipment	1,120	5
Rental equipment additions	(4,207)	(9,028)
Proceeds from sales of used rental equipment	6,421	4,718

Net cash used in investing activities	(850)	(9,341)

Cash Flows From Financing Activities:
Borrowings under revolving credit facilities	134,641	10,475
Repayments of revolving credit facilities	(32,141)	(3,525)
Issuance of long-term debt	94,250	—
Repayments of long-term debt	(166,079)	(207)
Financing costs paid	(3,560)	(594)
Prepayment premium on redemption of long-term debt	(4,641)	—
Changes in loans to stockholders	(8)	831
Issuance of shares of common stock	—	731

Net cash provided by financing activities	22,462	7,711

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(82)	76

Net decrease in cash and cash equivalents	(2,300)	(26,813)
Cash and cash equivalents, beginning of period	3,381	26,813

Cash, end of period	$1,081	$—

Supplemental Disclosures:
Cash paid for income taxes	$95	$93
Cash paid for interest	10,223	9,300
Financing cost additions in accounts payable	670	—
Sales of used rental equipment in accounts receivable and notes receivable	10,527	10,838
Property, plant and equipment and rental equipment additions in accounts payable	895	2,223
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Consolidated Statements of Comprehensive Loss
For The Three Months Ended March 28, 2008 and March 30, 2007
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended
	March 28, 2008	March 30, 2007
Net loss	$(17,663)	$(8,159)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(139)	76

Comprehensive loss	$(17,802)	$(8,083)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
($ in thousands, except per share amounts)
(Unaudited)
(1) Consolidated Financial Statements
The interim condensed consolidated financial statements included herein have been prepared by Dayton Superior Corporation and its wholly-owned subsidiary (collectively, “the Company”), without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s annual consolidated financial statements for the year ended December 31, 2007. The interim results may not be indicative of future periods.
The Company has $210,740, excluding debt discount, of long-term debt maturing within twelve months. In order to extend the maturity of $202,500 of that debt, the Company must repay, refinance, or extend the maturity of the Senior Subordinated Notes, with a face value of $154,729 and due in June 2009, prior to March 14, 2009. The Company’s ability to continue as a going concern is contingent upon such refinancing. The Company may seek to retire its outstanding debt through exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors. Due to effects of credit conditions that have deteriorated over the past year, it is possible that a refinancing would have a higher effective interest rate than the Senior Subordinated Notes currently bear. There is no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms, or at all. Such circumstances may have a material adverse effect on the Company’s business, financial condition and results of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should the Company be deemed to be unable to continue as a going concern.
(2) Accounting Policies
The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s condensed consolidated financial statements for the year ended December 31, 2007. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include customer and management incentives, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides a net realizable value reserve, which reflects the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of March 28, 2008 and December 31, 2007:

	March 28, 2008	December 31, 2007
Raw materials	$19,463	$13,534
Work in progress	7,143	3,518
Finished goods	56,366	53,358

Total inventories	82,972	70,410
Net realizable value reserve	(4,067)	(3,670)

Net inventories	$78,905	$66,740

(c)	Loss Per Share of Common Stock – Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive, during each period. The Company’s common stock equivalents consist of unvested shares and unexercised warrants and stock options. Their effect is calculated using the treasury stock method. For the three months ended March 28, 2008 and March 30, 2007, common stock equivalents of 734,529 and 1,015,166 respectively, were not included as their effect would have been anti-dilutive.

(d)	New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. Two FASB Staff Positions (“FSP”) on SFAS No. 157 were subsequently issued. In February 2008, FSP No. 157-1 excluded SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. This FSP is effective upon initial adoption of SFAS No. 157. In February 2008, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. However, these scope exceptions do not apply to assets acquired and liaiblities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations or SFAS No. 141R, Business Combinations. As a result, the Company has partially adopted SFAS No. 157 in accordance with FSP No. 157-2 as it relates to nonrecurring non-financial assets and non-financial liabilities. At the time of the partial adoption of SFAS No. 157, however, there were no financial assets or liabilities measured at fair value on a recurring basis and no non-financial assets or liabilities measured at fair value on a nonrecurring basis.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the inputs used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
       • Level 1: Quoted prices in active markets for identical assets and liabilities.
       •  Level 2: Significant other observable inputs other than those included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
       •  Level 3: Unobservable inputs, such as when observable inputs are not available or where there is little or no market activity at the measurement date. Unobservable inputs reflect the Company’s assumptions about the exit price of the asset or liability.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company complied with SFAS No. 159 as of January 1, 2008. SFAS No. 159 did not have an impact on the Company’s consolidated financial statements, as the Company did not elect to report selected financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company currently does not have any instruments or activities to which this Statement would apply, but is expected to enter an interest rate swap agreement during the second quarter of 2008. The Company is evaluating the effect that SFAS No. 161 will have on its consolidated financial statements.

In April, 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP shall be effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Due to the recentness of the pronouncement, the Company has not yet evaluated the impact of FSP 142-3 on its consolidated financial statements.
(3) Credit Arrangements
During the first quarter of 2008, the Company refinanced a portion of its long-term debt. The Company entered into a new $150,000 revolving credit facility and issued a $100,000 term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay the Company’s $165,000 Senior Second Secured Notes. A summary of the sources and uses of cash from the refinancing is as follows:

Sources:
Issuance of $100,000 term loan, net of discount	$94,250
Initial draw on new revolving credit facility	88,666

$182,916

Uses:
Repayment of Senior Second Secured Notes	$165,000
Prepayment premium on Senior Second Secured Notes	4,641
Accrued interest	9,836
Financing costs paid at closing	3,439

$182,916

In conjunction with the refinancing, the Company recorded a loss on extinguishment of long-term debt, comprised of the following:

Prepayment premium on Senior Second Secured Notes	$4,641
Unamortized debt discount on Senior Second Secured Notes	1,063
Unamortized financing costs on Senior Second Secured Notes	243
Unamortized financing costs on previous revolving credit facility	277

Loss on extinguishment of long-term debt	$6,224

Under the new revolving credit facility, availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At March 28, 2008, $126,855 of the $150,000 was available, of which $102,500 was outstanding at a weighted average interest rate of 6.0%. Outstanding letters of credit were $10,309, resulting in available borrowings of $14,046. The new revolving credit facility expires in March 2009, but is automatically extended to March 2014 if the Company repays, refinances, or extends the maturity of the Senior Subordinated Notes prior to the initial maturity of the new revolving credit facility. The credit facility is secured by substantially all assets of the Company.
The average borrowings, maximum borrowings and weighted average interest rates on the new revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended
	March 28, 2008	March 30, 2007
Revolving Credit Facility:
Average borrowings	$38,175	$1,444
Maximum borrowing	104,741	10,175
Weighted average interest rate	7.6%	58.1%
The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused availability) by average borrowings. The high weighted average interest rate for the three months ended March 30, 2007 is a reflection of the limited average borrowings during that period. Interest expense on the facility for the three months ended March 30, 2007 was $204. The components consisted of $31 of interest on borrowings (8.9%), $63 of letter of credit fees (18.0%), and $110 for commitment fees on unused availability (31.2%).
Following is a summary of the Company’s other long-term debt as of March 28, 2008 and December 31, 2007:

	March 28,	December 31,
	2008	2007
Senior Subordinated Notes, interest rate of 13.0%	$154,729	$154,729
Debt discount on Senior Subordinated Notes	(2,582)	(3,045)
Term loan, interest rate of 7.1%	100,000	—
Debt discount on term loan	(5,391)	—
Senior Second Secured Notes, interest rate of 10.75%	—	165,000
Debt discount on Senior Second Secured Notes	—	(1,393)
Senior notes payable to seller in 2003 acquisition, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	6,316	6,907
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,035	1,035
Capital lease obligations	1,060	1,364

Total long-term debt	255,167	324,597
Less current maturities	(102,849)	(8,990)

Long-term portion	$152,318	$315,607

As of March 28, 2008, the Senior Subordinated Notes have a principal amount of $154,729 and mature in June 2009. The Senior Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The Senior Subordinated Notes were issued with warrants that allow the holders to purchase shares of the Company’s common stock for $0.0046 per share. As of March 28, 2008, warrants to purchase 231,880 shares of common stock were outstanding.
The term loan was issued at a discount, which is being accreted to the face value using the effective interest method and reflected as interest expense. The loan initially matures in March 2009, but is automatically extended to March 2014 if the Company repays, refinances, or extends the maturity of the Senior Subordinated Notes prior to the initial maturity of the term loan. The term loan is subject to financial covenants beginning June 27, 2008 for debt to adjusted EBITDA, as defined in the agreement, and interest coverage, and has a second security interest in substantially all assets of the Company. The estimated fair value of the term loan as of March 28, 2008 is $85,000. The term loan requires that the Company enter into an interest rate swap agreement prior to July 1, 2008 for at least $50,000 of face amount of the loan.
The Company capitalizes financing costs associated with obtaining debt instruments and amortizes them over the life of the credit agreements. The costs are reflected as “Other assets” on the consolidated balance sheets and had a net book value of $4,848 and $1,810 as of March 28, 2008 and December 31, 2007, respectively. The amortization is reflected as “Interest expense” on the consolidated statements of operations and was $669 and $405 for the three months ended March 28, 2008 and March 30, 2007, respectively.
(4) Stock Option Plans
The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (‘‘Stock Option Plan’’), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. The following table sets forth the status of the authorized options as of March 28, 2008:

Granted and outstanding	868,542
Granted and exercised	122,998
Available for granting	675,664

Total	1,667,204

The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 4.7 years as of March 28, 2008. The options granted during 2008 vest at a rate of 25% on each of the first four anniversaries of the grant date. The options granted in 2007 vested upon the later of stockholder approval or grant date. The options granted in 2006 vested on the grant date. For the options granted prior to 2006, between 10% and 25% of the options had a fixed vesting period of less than three years, with the remaining 75% to 90% of the options becoming exercisable nine years after the grant date. These pre-2006 options were subject to accelerated vesting over one to five years from the date grant based on Company performance or upon certain change in control events based on the rate of return on investment achieved by the Company’s largest stockholder. Under the Stock Option Plan, the option exercise price must not be less than the stock’s market price on date of grant.
The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following assumptions used for grants during the three months ended March 28, 2008:

Risk-free interest rates	2.60%
Expected dividend yield	0.00%
Expected life	5.0 years
Expected volatility	81.46%
The expected life is based on the estimated future exercise and patterns. The expected volatility was based on the continuously compounded rate of return of the Company’s daily stock price.
The Company recorded non-cash compensation expense of $1 and $0 for the three months ended March 28, 2008 and March 30, 2007, respectively. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 17%, was $525 as of March 28, 2008, and is expected to be expensed over a weighted average period of 1.4 years.
A summary of the status of the Company’s stock option plans as of and for the three months ended March 28, 2008 is presented in the table and narrative below:

		Weighted	Unvested	Weighted	Aggregate
	Number of	Average Exercise	Number of	Average Grant-	Intrinsic
	Shares	Price Per Share	Shares	Date Value	Value
Outstanding at December 31, 2007	743,762	$11.74	483,249	$2.96	$—
Granted	145,000	3.19	145,000	2.11	—
Expired	(14,754)	7.76	—	—
Forfeited	(5,466)	12.46	(5,466)	3.53

Outstanding at March 28, 2008	868,542	$10.38	622,783	$2.75	$—

As of March 28, 2008, the number of common shares for which options were exercisable and expected to become exercisable was 764,819. The weighted average exercise price was $10.45, the weighted average remaining life was 4.6 years, and the aggregate intrinsic value was $0. The aggregate intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, and represents only in-the-money options.
During 2006, the Company issued 1,005,967 shares of restricted common stock to certain executives. Due to the completion of the Company’s initial public offering in December 2006, 25% of the stock vested on each of December 31, 2006 and 2007 and 25% will vest on each of December 31, 2008 and 2009. The unvested portion of the stock is subject to forfeiture by the executives under certain circumstances and is subject to accelerated vesting upon a change of control, as defined.
The per share grant-date fair value was the fair value of a share of common stock on the grant date. The Company recorded $303 and $659 of compensation expense for the three months ended March 28, 2008 and March 30, 2007, respectively. The remaining compensation expense for unvested restricted stock will be $908 for the balance of 2008 and $485 in 2009. There was no cash impact to the Company from the granting or vesting of the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.
There was no change in the Company’s outstanding restricted stock for the three months ended March 28, 2008. As of March 28, 2008, the unvested stock had an aggregate intrinsic value of $1,549 and had an indefinite remaining term.

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
The following are the components of net periodic benefit cost for the three months ended March 28, 2008 and March 30, 2007:

	Pension	Pension	Postretirement	Postretirement
	Benefits 2008	Benefits 2007	Benefits 2008	Benefits 2007
Service cost	$114	$172	$—	$—
Interest cost	216	205	7	7
Expected return on plan assets	(270)	(243)	—	—
Amortization of prior service cost	2	2	6	6
Amortization of net loss	24	19	(2)	(2)

Net periodic benefit cost	$86	$155	$11	$11

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the three months ended March 28, 2008, contributions of $300 were made, which represented the fourth quarterly installment for the 2007 plan year. Quarterly installments of $272 for the 2008 plan year are expected to be made in each of the second, third, and fourth quarters of 2008 and the first quarter of 2009.
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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three fiscal months ended March 28, 2008 and March 30, 2007 are as follows:

	Three Fiscal Months Ended
	March 28, 2008	March 30, 2007
Product sales	$77,303	$80,176
Rental revenue	13,580	14,573
Used rental equipment sales	4,496	4,273

Net sales	95,379	99,022

	Three Fiscal Months Ended
	March 28, 2008	March 30, 2007
Product cost of sales	58,237	60,432
Rental cost of sales	8,537	8,093
Used rental equipment cost of sales	550	1,126

Cost of sales	67,324	69,651

Product gross profit	19,066	19,744
Rental gross profit	5,043	6,480
Used rental equipment gross profit	3,946	3,147

Gross profit	$28,055	$29,371

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,501	$1,284
Rental Revenue (rental equipment)	4,246	3,984
Corporate	846	579

Total depreciation	$6,593	$5,847

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
The Company files income tax returns in the United States, Canada, and in various state, local, and provincial jurisdictions. The Company is subject to U.S. Federal income tax examination for 2004 through 2007, and in other jurisdictions for 2000 through 2007. Use of net operating losses from years prior to these may re-open the examination period for those prior years. The Company recognizes interest and penalties as a component of the provision for income taxes. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$987
Reductions in tax positions taken during a prior period	(722)
Reductions in tax positions from expiration of statute	(2)
Foreign currency translation	(2)

Balance at March 28, 2008	$261

Of that amount $144 represents a reduction to the deferred tax asset related to the net operating loss carryforwards and $117 represents a long-term income tax payable. There was no impact to the provision for income taxes or the effective rate reconciliation as a result of the above changes in unrecognized tax benefits. The total amount of accrued interest and penalties at March 28, 2008 was $16. The Company does not expect any material changes in its uncertain tax positions for the next twelve months.

(8) Restatement of Previously Issued Financial Statements
During the reporting and closing process relating to the preparation of the December 31, 2007 consolidated financial statements, the Company determined that it had misapplied SFAS No. 95, Statement of Cash Flows, in that it had reported proceeds from sales of rental equipment on the statements of cash flows incorrectly. The Company had reported proceeds from sales of rental equipment on the statements of cash flows equal to used rental equipment sales on the statements of operations rather than adjusting for the change in the non-cash portion of such sales. The effects of the restatement on the condensed consolidated financial statements are as follows:

	For the Three Fiscal Months Ended March 30, 2007
	As Previously
	Reported	Adjustments	As Restated
Changes in assets and liabilities – Accounts receivable	$2,476	$(1,412)	$1,064
Changes in assets and liabilities – Prepaid expenses and other assets	(3,017)	967	(2,050)
Net cash provided by (used in) operating activities	(24,814)	(445)	(25,259)
Proceeds from sales of rental equipment	4,273	445	4,718
Net cash provided by (used in) investing activities	(9,786)	445	(9,341)
Supplemental Disclosures — Sale of used rental equipment in accounts and notes receivable	—	10,838	10,838

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain amounts in condensed consolidated statements of cash flows in the following discussion related to 2007 include the effects of a restatement. See Note 8 - Restated of Previously Issued Financial Statements contained in the Notes to Condensed Consolidated Financial Statements in Item 8 for a more detailed discussion of the restatement. The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. See “Risk Factors’’ included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion. Please refer to “Forward-Looking Statements’’ included elsewhere in this document.
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
We use three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These sales are differentiated by their source and gross margin as a percentage of sales. Accordingly, this segmentation provides information for decision-making and resource allocation. Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales includes material, manufacturing labor, overhead costs, and freight. Rental revenues represent the leasing of the rental equipment and are recognized ratably over the lease term. Cost of goods sold for rental revenues includes depreciation of the rental equipment, maintenance of the rental equipment, and freight. Sales of used rental equipment represent sales of the rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment consists of the net book value of the rental equipment.

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended
	March 28, 2008	March 30, 2007
Product sales	81.1%	81.0%
Rental revenue	14.2	14.7
Used rental equipment sales	4.7	4.3

Net sales	100.0	100.0

Product cost of sales	75.3	75.4
Rental cost of sales	62.9	55.5
Used rental equipment cost of sales	12.2	26.4

Cost of sales	70.6	70.3

Product gross profit	24.7	24.6
Rental gross profit	37.1	44.5
Used rental equipment gross profit	87.8	73.6

Gross profit	29.4	29.7

Selling, general and administrative expenses	28.1	26.1
Facility closing and severance expenses	0.7	0.4
(Gain) loss on disposals of property, plant, and equipment	(0.5)	0.1

Income from operations	1.1	3.1
Interest expense	13.1	11.3
Interest income	(0.1)	(0.1)
Loss on extinguishment of long-term debt	6.5	—
Other expense (income)	—	0.1

Loss before provision for income taxes	(18.4)	(8.2)
Provision for income taxes	0.1	—

Net loss	(18.5%)	(8.2%)

Comparison of Three Fiscal Months Ended March 28, 2008 and March 30, 2007
Net Sales
Net sales decreased $3.6 million, or 3.7%, to $95.4 million in the first quarter of 2008 from $99.0 million in the first quarter of 2007. The following table summarizes our net sales by segment:

	Three fiscal months ended
	March 28, 2008		March 30, 2007
	(In thousands)
	Net Sales	%	Net Sales	%	% Change
Product sales	$77,303	81.1%	$80,176	81.0%	(3.6%)
Rental revenue	13,580	14.2	14,573	14.7	(6.8)
Used rental equipment sales	4,496	4.7	4,273	4.3	5.2

Net sales	$95,379	100.0%	$99,022	100.0%	(3.7%)

Product sales decreased $2.9 million, or 3.6%, to $77.3 million in the first quarter of 2008 from $80.2 million in the first quarter of 2007. Unit volume was lower due to fewer good weather days, especially in the Southeast and Midwest, which resulted in delayed construction starts. The lower unit volume was partially offset by sales price increases.

Rental revenue decreased $1.0 million, or 6.8%, to $13.6 million for the first quarter of 2008, compared to $14.6 million in the first quarter of 2007, also due to fewer good weather days, which resulted in delayed construction starts.
Used rental equipment sales increased slightly to $4.5 million in the first quarter of 2008 from $4.3 million in the first quarter of 2007.
Gross Profit
Gross profit of $28.1 million in the first three months of 2008 decreased 4.5% from $29.4 million in the first three months of 2007. Gross profit was 29.4% of sales in the first three months of 2008, decreasing from 29.7% in the first three months of 2007.
Product sales contributed $19.1 million of gross profit during the first quarter of 2008, a decrease from the $19.7 million in the first quarter of 2007. The decrease in product gross profit was due to $1.6 million of lower unit volume and $2.6 million of cost inflation, partially offset by $3.6 million of higher sales prices. As a percentage of product sales, gross profit in the first three months of 2008 increased slightly to 24.7% from 24.6% in the first three months of 2007.
Rental gross profit for the first quarter of 2008 was $5.0 million, as compared to $6.5 million in the first quarter of 2007, due primarily to the reduced rental revenue discussed above. Depreciation on rental equipment for the first quarter of 2008 was $4.2 million, as compared to $4.0 million in the same period of 2007. Rental gross profit before depreciation was $9.3 million in the quarter, or 68.4% of rental revenue, as compared to $10.5 million, or 71.8% of rental revenue reported in the first quarter of 2007. The decrease as a percent of rental revenue is due to the impact of fixed costs on lower rental revenues.
Gross profit on sales of used rental equipment for the first quarter of 2008 was $4.0 million, or 87.8% of sales, as compared to $3.1 million, or 73.6% of sales, in the first quarter of 2007. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and was higher in the first quarter of 2008 due to higher sales of fully depreciated used rental equipment.
Operating Expenses
Selling, general, and administrative expenses increased to $26.8 million in the first quarter of 2008 from $25.9 million for the first quarter of 2007. The increase was due to increased headcount and salary increases of $0.4 million, increased depreciation expense of $0.3 million, and other net increases of $0.3 million.
Other Expenses
During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150 million revolving credit facility and issued a $100 million term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay our $165 million Senior Second Secured Notes.
Interest expense was $12.5 million for the first quarter of 2008, comprised of $10.5 million of interest charges and $2.0 million of non-cash amortization of debt discount and financing costs. This compares to interest expense of $11.2 million for the first quarter of 2007, comprised of $9.7 million of interest charges and $1.5 million of non-cash amortization of debt discount and financing costs. The increase in interest charges was due to incurring interest on both the new term loan and the Senior Second Secured Notes for approximately a month. The increase in non-cash amortization of debt discount and financing costs was due to the debt discount and financing costs on the new term loan and revolving credit facility being amortized over the initial terms of the new facilities of approximately one year.

In conjunction with the refinancing, the Company recorded a loss on extinguishment of long-term debt, comprised of the following:

($ in millions)
Prepayment premium on Senior Second Secured Notes	$4.6
Unamortized discount on Senior Second Secured Notes	1.1
Unamortized financing costs on Senior Second Secured Notes	0.2
Unamortized financing costs on previous revolving credit facility	0.3

Loss on extinguishment of long-term debt	$6.2

Loss Before Income Taxes
Loss before income taxes in the first quarter of 2008 was $(17.6) million compared to $(8.1) million in the first quarter of 2007, due to the factors described above.
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
Net Loss
The net loss for the first quarter of 2008 was $(17.7) million, compared to $(8.2) million in the first quarter of 2007, due to the factors described above.
Liquidity and Capital Resources
Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is the amount available under our revolving credit facility. As of March 28, 2008, we had $14.0 million available under our revolving credit facility, which we believe is adequate for our planned needs.
Our capital uses relate primarily to capital expenditures and debt service. Our capital expenditures consist of additions to our rental equipment and additions to our property, plant, and equipment. Additions to rental equipment are based on expected product and geographic demand for the equipment. Property, plant, and equipment consist of manufacturing and distribution equipment and management information systems. We finance these capital expenditures with cash on hand, borrowings under our revolving credit facility, and with proceeds from sales of used rental equipment. The following table sets forth a summary of these capital events for the periods indicated.

	Three Fiscal Months Ended
	March 28,	March 30,
($ in thousands)	2008	2007
Additions to rental equipment	$4,207	$9,028
Additions to property, plant and equipment	4,184	5,036
Proceeds from sales of used rental equipment	(6,421)	(4,718)
Proceeds from sales of property, plant and equipment	(1,120)	(5)

Net additions to rental equipment and property, plant, and equipment	$850	$9,341

We believe we can manage the capital requirements of our rental equipment, and thus our cash flow, through the careful monitoring of our rental equipment additions. Sales of used rental equipment can be adjusted to increase cash available for rental equipment additions, repayment of our revolving credit facility or other long-term debt, and other corporate purposes.

Historically, our primary sources of financing have been cash borrowings under our revolving credit facility and the issuance of long-term debt and equity.
Net cash used in operating activities in the first three months of 2008 was $23.8 million, compared to $25.3 million in the first three months of 2007. This activity is comprised of the following:

	Three Fiscal Months Ended
($ in millions)	March 28, 2008	March 30, 2007
Net loss	$(17.7)	$(8.2)
Non-cash adjustments	10.4	4.8

Net loss after non-cash adjustments	(7.3)	(3.4)
Changes in assets and liabilities	(16.5)	(21.9)

Net cash used in operating activities	$(23.8)	$(25.3)

Net loss after non-cash adjustments was $7.3 million for the first three months of 2008, as compared to $3.4 million in the first three months of 2007. The change was due to the higher net loss, partially offset by the loss on extinguishment of long-term debt, as discussed in the “Net Loss” and “Other Expenses” sections above.
Changes in assets and liabilities resulted in a $16.5 million use of cash in the first three months of 2008, as compared to $21.9 million in the first three months of 2007. The decrease in accounts receivable during the first three months of 2008 was a $3.2 million source of operating cash, an improvement from $1.1 million in the first quarter of 2007, due to the timing of sales and collections within the respective quarters. The decrease in accounts payable represented a smaller use of cash, of $0.7 million as compared to $3.1 million, due to the timing of purchases and vendor payments within the respective quarters.
Net cash used in investing activities was $0.9 million in the first quarter of 2008 compared to $9.3 million in the first quarter of 2007. Property, plant, and equipment additions decreased to $4.2 million in the first quarter of 2008 from $5.0 million in the first quarter of 2007, as fewer investments were needed. Proceeds from sales of property, plant, and equipment of $1.1 million in the first quarter of 2008 primarily related to the sale of a facility we previously vacated. Additions to rental equipment decreased to $4.2 million in the first quarter of 2008 as compared to $9.0 million in the first quarter of 2007 as the decline in rental revenues required less rental equipment. Proceeds on sales of used rental equipment increased to $6.4 million from $4.7 million due to the timing of cash collections of used rental equipment sales from the fourth quarter of the respective prior years.
During the three months ended March 28, 2008, we refinanced a portion of our long-term debt. We entered into a new $150.0 million revolving credit facility and issued a $100.0 million term loan, which was issued at a discount for net proceeds of $94.2 million. The proceeds of the term loan and an initial $88.7 million draw on the revolving credit facility were used to repay our $165.0 million Senior Second Secured Notes, including prepayment premium of $4.6 million, accrued interest of $9.8 million, and financing costs related to the new debt instruments of $3.4 million. For the three months ended March 28, 2008, our net borrowings on the new revolving line of credit facility and its predecessor were $102.5 million, and primarily related to the initial $88.7 million draw discussed above. This was comprised of gross borrowings of $134.6 million and gross repayments of $32.1 million.
Under the new revolving credit facility, availability of borrowings is limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At March 28, 2008, $126.9 million was available, of which $102.5 million was outstanding at a weighted average interest rate of 6.0%. Outstanding letters of credit were $10.3 million, resulting in available borrowings of $14.0 million. The new revolving credit facility expires in March 2009, but is automatically extended to March 2014 if we repay or refinance the Senior Subordinated Notes prior to the initial maturity of the new revolving credit facility. The new revolving credit facility is secured by substantially all assets of the Company.

As of March 28, 2008, our other long-term debt consisted of the following:

($ in thousands)
Senior Subordinated Notes, interest rate of 13.0%	$154,729
Debt discount on Senior Subordinated Notes	(2,582)
Term loan, interest rate of 7.1%	100,000
Debt discount on term loan	(5,391)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 6.0% (secured) to 14.5% (unsecured)	6,316
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,035
Capital lease obligations	1,060

Total long-term debt	255,167
Less current maturities	(102,849)

Long-term portion	$152,318

The Senior Subordinated Notes mature in June 2009. The Senior Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the Senior Subordinated Notes was $136.2 million as of March 28, 2008.
The term loan was issued at a discount, which is being accreted to the face value using the effective interest method and reflected as interest expense. The term loan initially matures in March 2009, but is automatically extended to March 2014 if we repay or refinance the Senior Subordinated Notes prior to the initial maturity of the term loan. The term loan is subject to financial covenants for debt to adjusted EBITDA, as defined in the agreement, and interest coverage, and has a second security interest in substantially all assets of the Company. The term loan requires that we enter into an interest rate swap agreement prior to July 1, 2008 for at least $50 million of face amount of the loan.
At March 28, 2008, working capital (deficit) was $(118.3) million, compared to $62.0 million at December 31, 2007. The $180.3 million decrease was comprised of the following:
•	$102.5 million increase in the revolving credit facility,

•	$93.9 million increase in the current portion of long-term debt due to the term loan initially maturing in March 2009,

•	$4.5 million decrease in accounts receivable due to the lower net sales in the first quarter of 2008 relative to the fourth quarter of 2007, and

•	$0.7 million of other net items, offset by

•	$12.2 million increase in inventories due to material cost inflation and higher quantities in anticipation of seasonally higher second quarter sales,

•	$6.2 million decrease in accrued liabilities due to the payment of customer rebates and incentives, and

•	$2.9 million decrease in accounts payable due to the timing of vendor payments.
We believe our liquidity and cash flows from operations are sufficient to fund the capital expenditures and rental equipment additions we have planned for at least the next twelve months. We believe we will be able to repay, refinance, or extend our Senior Subordinated notes prior to March 14, 2009 which, combined with our liquidity and cash flow, will allow us to meet our debt service requirements for the next 12 months. However, our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and rental equipment additions will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The new revolving credit facility and term loan expire in

March 2009 and the Senior Subordinated Notes mature in June 2009. We are evaluating refinancing alternatives, but we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In the event we do not consummate this financing, our financial resources may be insufficient to satisfy our current debt obligations. Such circumstances may have a material adverse effect on our business, financial condition, and results of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should we be deemed to be unable to continue as a going concern.
Commitments
There were no material changes to minimum future payments from December 31, 2007.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 23% of our product cost of sales in 2007. In the first quarter of 2008, our steel costs increased approximately 11% from December 2007. We expect overall steel costs to increase significantly during the balance of 2008. Additionally, we expect continued increases in energy costs, including natural gas and petroleum products, which will impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
Critical Accounting Policies
In preparing our condensed consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts and sales returns and allowances, net realizable value reserve for inventories, long-lived assets, valuation allowance for deferred tax assets, self-insurance reserves, environmental contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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

•	the cyclical nature of nonresidential building and infrastructure construction activity, which can be affected by factors outside our control such as the general economy, governmental expenditures, interest rate increases, and changes in banking and tax laws;

•	the amount of debt we must service;

•	the effects of weather and the seasonality of the construction industry;

•	our ability to implement cost savings programs successfully and on a timely basis;

•	our ability to successfully integrate acquisitions on a timely basis;

•	the mix of product sales, rental revenues, and sales of used rental equipment;

•	cost increases in raw materials and operating costs; and

•	favorable market response to sales price increases.
This list of factors is not intended to be exhaustive, and additional information concerning relevant risk factors can be found in our Annual Report for the year ended December 31, 2007, and in future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and current Reports on Form 8-K we file with the Securities and Exchange Commission. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You are cautioned not to place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 28, 2008, the financial instruments we had that were sensitive to changes in interest rates are our $150.0 million revolving credit facility and our $100.0 million term loan.
The outstanding balance under the revolving credit facility as of March 28, 2008 was $102.5 million, and the average borrowings for the three months ended March 28, 2008 were $38.2 million. The facility has several interest rate options that re-price on a short-term basis. During the three months ended March 28, 2008, our weighted average interest rate on the facility was 7.6%. A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $0.4 million.
As of March 28, 2008, our $100.0 million term loan was bearing interest at a London Interbank Offered Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 3.25%. Due to the floor, a one percentage point decrease in LIBOR would not have decreased our annual interest expense. A one percentage point increase in LIBOR would have increased our annual interest expense by approximately $0.5 million. The term loan also requires that we enter into an interest rate swap agreement prior to July 1, 2008 for at least $50 million of face amount of the loan.
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
Item 4. Controls and Procedures.
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provided only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design of our internal controls over financial reporting as of March 31, 2008. Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and procedures. This assessment is supported by testing and monitoring performed under the direction of management. Based on its assessment, the Company believes that as of March 28, 2008, the Company’s disclosure controls and procedures over financial reporting are effective based on these criteria.
Changes in Internal Control over Financial Reporting
Management believes the changes described above have remediated the identified material weakness in the Company’s internal controls over financial reporting. Except for the remediation with respect to the material weakness described below, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management anticipates that these measures and other ongoing enhancements will continue to improve the Company’s internal control over financial reporting in future periods.
Remediation Activities
As a result of the material weakness identified in the Company’s 2007 Annual Report on Form 10-K, the Company changed its procedures in the first quarter of 2008 to begin to utilize a more comprehensive disclosure checklist for interim and annual financial reporting that provides guidance to ensure the financial statements were presented in accordance with generally accepted accounting principles.

Part II. – Other Information
Item 1A. Risk Factors
For a discussion identifying risk factors affecting us, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and the following:
Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations and adversely affect the price of our common stock. We currently have substantial indebtedness, virtually all of which matures on or before June 15, 2009. As of March 28, 2008, we had outstanding debt of $365.6 million, excluding debt discounts. Of the total, $210.7 million, excluding debt discount, matures within twelve months and an additional $154.7 million, excluding debt discount, matures in June 2009. Credit conditions in the United States appear to have deteriorated over the past year. We rely on credit being available at reasonable costs to operate our business. We cannot assure you that we will be able to refinance any of our long-term debt on commercially reasonable terms, or at all. In addition, our substantial indebtedness could:
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
Increased costs of raw materials and energy resources may result in increased operating expenses and adversely affect our results of operations and cash flow. Significant variations in the costs, quality and availability of raw materials and energy may negatively affect our results of operations. Steel, in its various forms, is our principal raw material, constituting approximately 22.5% of our product cost of sales in 2007. Increases in the cost of steel could adversely impact our operating costs, and any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. In addition, an overall increase in energy costs, including the cost of natural gas and petroleum products, could also adversely impact our operating costs in the form of higher raw material, utilities, and freight costs. We typically do not enter into forward contracts to hedge commodity price risks that we face. Even though our costs may increase, our customers may not accept corresponding price increases for our products, or the prices for our products may decline. Our ability to achieve acceptable margins is principally dependent on managing our cost structure and managing changes in raw materials prices, which fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, such changes could have a material adverse effect on our operating margins and profitability.
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
DATE: May 7, 2008	BY:	/s/ Edward J. Puisis
Edward J. Puisis
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS
Description

	Exhibit No.	Description
(10)	Material Contracts
	10.1	Form of Incentive Stock Option Agreement entered into between the Company and certain of its employees dated March 26, 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2008]	† *
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**
(32)	Section 1350 Certifications
	32.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**
	32.2	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed