Form 10-Q
period 2008-06-27
DAYTON SUPERIOR CORP
filed 2008-08-01
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 27, 2008	COMMISSION FILE NUMBER 1-11781
DAYTON SUPERIOR CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	31-0676346

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Washington Village Dr., Suite 130
Dayton, Ohio	45459

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 937-428-6360
NOT APPLICABLE

(Former name, former address and former fiscal year,
if changed from last report)
Indicate by mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
19,066,212 Shares of Common Stock were outstanding as of July 31, 2008

Part I. – Financial Information
Item 1 – Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of June 27, 2008 and December 31, 2007
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 27,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$574	$3,381
Accounts receivable, net of allowances for sales returns and allowances and doubtful accounts of $4,273 and $4,447	90,454	68,593
Inventories	81,898	66,740
Prepaid expenses and other current assets	7,029	5,718
Prepaid income taxes	720	740

Total current assets	180,675	145,172

Rental equipment, net of accumulated depreciation of $72,173 and $67,276	65,495	67,640

Property, plant and equipment, net of accumulated depreciation of $56,388 and $58,542	55,706	56,812
Goodwill	43,643	43,643
Other assets	5,639	3,986

Total assets	$351,158	$317,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$118,721	$—
Current maturities of other long-term debt	256,849	8,990
Accounts payable	40,223	39,204
Accrued compensation and benefits	11,585	15,456
Accrued interest	2,395	6,193
Accrued freight	3,685	4,065
Other accrued liabilities	8,171	9,219

Total current liabilities	441,629	83,127

Other long-term debt, net of current portion	98	315,607
Other long-term liabilities	7,707	8,162

Total liabilities	449,434	406,896

Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,066,212 shares issued and outstanding, 502,984 shares unvested	191	191
Additional paid-in capital	207,854	207,181
Loans to stockholders	(1,101)	(1,085)
Accumulated other comprehensive loss	(706)	(618)
Accumulated deficit	(304,514)	(295,312)

Total stockholders’ deficit	(98,276)	(89,643)

Total liabilities and stockholders’ deficit	$351,158	$317,253

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Operations
For The Three and Six Fiscal Months Ended June 27, 2008 and June 29, 2007
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Product sales	$121,267	$117,174	$198,570	$197,350
Rental revenue	13,615	14,931	27,195	29,504
Used rental equipment sales	6,155	5,411	10,651	9,684

Net sales	141,037	137,516	236,416	236,538

Product cost of sales	80,936	83,334	139,173	143,766
Rental cost of sales	8,226	8,252	16,763	16,345
Used rental equipment cost of sales	514	1,507	1,064	2,633

Cost of sales	89,676	93,093	157,000	162,744

Product gross profit	40,331	33,840	59,397	53,584
Rental gross profit	5,389	6,679	10,432	13,159
Used rental equipment gross profit	5,641	3,904	9,587	7,051

Gross profit	51,361	44,423	79,416	73,794

Selling, general and administrative expenses	29,619	27,302	56,454	53,160
Facility closing and severance expenses	472	83	1,174	451
(Gain) loss on disposals of property, plant, and equipment	118	178	(413)	261

Income from operations	21,152	16,860	22,201	19,922

Other expenses:
Interest expense	12,534	12,126	25,040	23,311
Interest income	(59)	(42)	(171)	(177)
Loss on extinguishment of long-term debt	—	—	6,224	—
Other expense	24	221	54	333

Income (loss) before provision for income taxes	8,653	4,555	(8,946)	(3,545)

Provision for income taxes	192	172	256	231

Net income (loss)	$8,461	$4,383	$(9,202)	$(3,776)

Basic net income (loss) per common share	$0.46	$0.24	$(0.50)	$(0.21)
Average number of shares of common stock outstanding	18,563,228	18,297,728	18,563,228	18,253,636
Diluted net income (loss) per common share	$0.44	$0.23	$(0.50)	$(0.21)
Average number of shares of common stock and equivalents outstanding	19,297,641	19,319,773	18,563,228	18,253,636
The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
For The Six Fiscal Months Ended June 27, 2008 and June 29, 2007
(Amounts in thousands)
(Unaudited)

	Six Fiscal Months Ended
		June 29, 2007 (As
		restated –
	June 27, 2008	See Note 8)
Cash Flows From Operating Activities:
Net loss	$(9,202)	$(3,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,591	11,833
Amortization of intangibles	69	91
Loss on extinguishment of long-term debt	6,224	—
Stock compensation expense	675	1,366
Deferred income taxes	(58)	2
Amortization of deferred financing costs and debt discount	5,434	3,569
Amortization of deferred gain on sale-leaseback transactions	(589)	(811)
Gain on sales of rental equipment	(9,587)	(7,056)
(Gain) loss on sales of property, plant and equipment	(237)	525
Changes in assets and liabilities:
Accounts receivable	(23,161)	(16,565)
Inventories	(15,158)	(15,076)
Prepaid expenses and other assets	(1,395)	(2,439)
Prepaid income taxes	20	(417)
Accounts payable	3,080	978
Accrued liabilities and other long-term liabilities	(8,918)	(5,219)

Net cash used in operating activities	(40,212)	(32,995)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(6,930)	(10,018)
Proceeds from sales of property, plant and equipment	1,425	5
Rental equipment additions	(7,366)	(15,259)
Proceeds from sales of used rental equipment	12,690	9,913

Net cash used in investing activities	(181)	(15,359)

Cash Flows From Financing Activities:
Borrowings under revolving credit facilities	174,887	49,500
Repayments of revolving credit facilities	(56,166)	(29,500)
Repayments of long-term debt	(166,336)	(453)
Issuance of long-term debt	94,250	—
Financing costs paid	(4,237)	(633)
Prepayment premium on redemption of long-term debt	(4,641)	—
Changes in loans to stockholders	(16)	1,133
Issuance of shares of common stock	—	826

Net cash provided by financing activities	37,741	20,873

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(155)	668

Net decrease in cash and cash equivalents	(2,807)	(26,813)
Cash and cash equivalents, beginning of period	3,381	26,813

Cash, end of period	$574	$—

Supplemental Disclosures:
Cash paid for income taxes	256	$268
Cash paid for interest	23,404	19,843
Financing cost additions in accounts payable	699	—
Sales of used rental equipment in accounts receivable and notes receivable	10,412	11,054
Property, plant and equipment and rental equipment additions in accounts payable	1,010	2,760
The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Six Fiscal Months Ended June 27, 2008 and June 29, 2007
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net income (loss)	$8,461	$4,383	$(9,202)	$(3,776)
Other comprehensive gain (loss):
Foreign currency translation adjustment	51	592	(88)	668

Comprehensive income (loss)	$8,512	$4,975	$(9,290)	$(3,108)

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(1) Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements included herein have been prepared by Dayton Superior Corporation and its wholly-owned subsidiary (collectively, “the Company”), without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2007. The interim results may not be indicative of future periods.
The Company has $381,735, excluding debt discount, of long-term debt maturing within twelve months. In July 2008, the Company commenced a private offer to exchange its Senior Subordinated Notes due June 2009 with a face value of $154,729 in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. A successful extension of the maturity date of the Senior Subordinated Notes would automatically extend the maturity of $218,721, excluding debt discount, of the Company’s other long-term debt to March 2014. The new notes are being offered with interest in cash at an interest rate equal to the greater of 12.0% and three-month London Interbank Offered Rate (“LIBOR”) plus 9.0% or, at the Company’s option, in kind at an interest rate equal to the greater of 12.75% and three-month LIBOR plus 9.75%. The Company’s ability to continue as a going concern is contingent upon a successful completion of such exchange offer or other refinancing. It is possible that a refinancing might have an effective interest rate that is higher than the rate initially offered in the exchange offer and higher than the rate currently borne by the Senior Subordinated Notes. There is no assurance that the offer will be accepted or that the Company will be able to refinance any of its indebtedness on commercially reasonable terms, or at all. Such circumstances may have a material adverse effect on the Company’s business, financial condition and results of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should the Company be deemed to be unable to continue as a going concern.
(2) Accounting Policies
The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007. While the Company believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in the deferred tax accounts and management bonuses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.
(a)	Fiscal Quarter — The Company’s fiscal year end is December 31. The Company’s fiscal quarters are defined as the 13-week periods ending on a Friday near the end of March, June and September.

(b)	Inventories — The Company values all inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value.

Following is a summary of the components of inventories as of June 27, 2008 and December 31, 2007:

	June 27, 2008	December 31, 2007
Raw materials	$22,987	$13,534
Work in progress	9,190	3,518
Finished goods	54,469	53,358

Total gross inventories	86,646	70,410
Net realizable value reserve	(4,748)	(3,670)

Total inventories	$81,898	$66,740

(c)	Income (Loss) Per Share of Common Stock – Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of vested shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive, during each period. The Company’s common stock equivalents consist of unvested shares and unexercised warrants and stock options. Their effect is calculated using the treasury stock method. For the six fiscal months ended June 27, 2008 and June 29, 2007, common stock equivalents of 734,477 and 1,018,644 respectively, were not included as their effect would have been anti-dilutive.

(d)	New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. Two FASB Staff Positions (“FSP”) on SFAS No. 157 were subsequently issued. In February 2008, FSP No. 157-1 excluded SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. FSP No. 157-1 was effective as of the initial adoption of SFAS No. 157 on January 1, 2008. In February 2008, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. However, these scope exceptions do not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations or SFAS No. 141R, Business Combinations. As a result, the Company has partially adopted SFAS No. 157 in accordance with FSP No. 157-2 as it relates to nonrecurring non-financial assets and non-financial liabilities. At the time of the partial adoption of SFAS 157, however, there were no financial assets or liabilities measured at fair value on a recurring basis and no non-financial assets or liabilities measured at fair value on a nonrecurring basis.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The Company is evaluating the effect that SFAS No. 141(R) will have on the accounting for prior business combinations in its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. This Statement is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. As of June 27, 2008, the Company does not have any instruments or activities to which this Statement would apply, but entered into an interest rate cap agreement during the third quarter of 2008. The Company is evaluating the effect that SFAS No. 161 will have on its consolidated financial statements.

In April, 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. This FSP shall be effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, the Company will adopt this position for any intangible assets acquired on or after January 1, 2009. Additional disclosures for existing intangible assets may be required.
(3) Credit Arrangements
During the first quarter of 2008, the Company refinanced a portion of its long-term debt. The Company entered into a new $150,000 revolving credit facility and issued a $100,000 term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay the Company’s $165,000 Senior Second Secured Notes. A summary of the sources and uses of cash at the closing of the refinancing was as follows:

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

Under the new revolving credit facility, borrowings are limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At June 27, 2008, all of the $150,000 was available, of which $118,721 was outstanding at a weighted average interest rate of 5.5%. Outstanding letters of credit were $10,309, resulting in available borrowings of $20,970. The new revolving credit facility expires in March 2009, but is automatically extended to March 2014 if the Company repays, refinances, or extends the maturity of the Senior Subordinated Notes prior to the initial maturity of the new revolving credit facility. The credit facility is secured by substantially all assets of the Company.
The average borrowings, maximum borrowings and weighted average interest rates on the new revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended		Six fiscal months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revolving Credit Facility:
Average borrowings	$112,771	$14,427	$76,098	$8,008
Maximum borrowing	122,821	25,750	122,821	25,750
Weighted average interest rate	5.9%	13.0%	6.3%	17.0%
The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused credit and borrowing availability) by average borrowings. The high weighted average interest rate during the three and six month periods ended June 29, 2007 is a reflection of the limited average borrowings during those periods. Interest expense on the facility for the three fiscal months ended June 29, 2007 was $466, consisting of $301 of interest on borrowings (8.4%), $65 of letter of credit fees (1.8%), and $100 for commitment fees on unused availability (2.8%). Interest expense on the facility for the six fiscal months ended June 29, 2007 was $670, consisting of $332 of interest on borrowings (8.4%), $129 of letter of credit fees (3.3%), and $209 for commitment fees on unused availability (5.3%).
Following is a summary of the Company’s other long-term debt as of June 27, 2008 and December 31, 2007:

	June 27, 2008	December 31, 2007
Senior Subordinated Notes, interest rate of 13.0%	$154,729	$154,729
Debt discount on Senior Subordinated Notes	(2,114)	(3,045)
Term loan, interest rate of 7.9%	100,000	—
Debt discount on term loan	(4,051)	—
Senior Second Secured Notes, interest rate of 10.75%	—	165,000
Debt discount on Senior Second Secured Notes	—	(1,393)
Senior notes payable to seller in 2003 acquisition, non-interest bearing, accreted at 14.5%	6,553	6,907
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,024	1,035
Capital lease obligations	806	1,364

Total long-term debt	256,947	324,597
Less current maturities	(256,849)	(8,990)

Long-term portion	$98	$315,607

The Senior Subordinated Notes have a principal amount of $154,729 and mature in June 2009. The Senior Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. In July 2008, the Company commenced a private offer to exchange its Senior Subordinated Notes in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. The new notes are being offered with interest in cash at a interest rate equal to the greater of 12.0% and three-month LIBOR plus 9.0% or, at the Company’s option, in kind at an interest rate equal to the greater of 12.75% and three-month LIBOR plus 9.75%. The estimated fair value of the Senior Subordinated Notes as of June 27, 2008 is $130,900.
The Senior Subordinated Notes were issued with warrants that allow the holders to purchase shares of the Company’s common stock for $0.0046 per share. As of June 27, 2008, warrants to purchase 231,880 shares of common stock were outstanding.
The term loan was issued at a discount, which is being accreted to the face value using the effective interest method and reflected as interest expense. The loan initially matures in March 2009, but is automatically extended to March 2014 if the Company repays, refinances, or extends the maturity of the Senior Subordinated Notes prior to the initial maturity of the term loan. The term loan is subject to financial covenants based on debt to adjusted EBITDA, as defined in the agreement, and interest coverage. The Company is in compliance with both of these covenants. The term loan is secured by a second security interest in substantially all assets of the Company. As required by the term loan, during the third quarter of 2008, the Company entered into an agreement to cap LIBOR at 6.25% for $50,000 of face amount of the term loan until July 1, 2011. The estimated fair value of the term loan as of June 27, 2008 was approximately $99,400.
(4) Stock Option Plans
The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (‘‘Stock Option Plan’’), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. The following table sets forth the status of the authorized options as of June 27, 2008:

Granted and outstanding	867,068
Granted and exercised	122,998
Available for granting	677,138

Total	1,667,204

The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 4.5 years as of June 27, 2008. The options granted during 2008 vest at a rate of 25% on each of the first four anniversaries of the grant date. The options granted in 2007 vested upon the later of stockholder approval and grant date. The options granted in 2006 vested on the grant date. For the options granted from 2000 to 2006, 10% to 25% of the options had a fixed vesting period of less than three years, with the remaining 75% to 90% of the options becoming exercisable nine years after the grant date. Under the Stock Option Plan, the option exercise price must not be less than the stock’s market price on date of grant.
The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following assumptions used for grants during the six fiscal months ended June 27, 2008 and June 29, 2007:

	Six fiscal months	Six fiscal months
	ended June 27, 2008	ended June 29, 2007
Risk-free interest rates	2.6%	4.6%
Expected dividend yield	0.0%	0.0%
Expected life	5 years	2 years
Expected volatility	81.5%	16.3%

The expected life is based on the estimated future exercise and patterns. The expected volatility was based on the continuously compounded rate of return of the Company’s daily stock price.
The Company recorded non-cash compensation expense of $68 and $69 for the three and six fiscal months ended June 27, 2008, respectively, and $48 and $48 for the three and six fiscal months ended June 29, 2007. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 17%, was $449 as of June 27, 2008, and is expected to be expensed over a weighted average period of 1.4 years.
A summary of the status of the Company’s stock option plan as of and for the six fiscal months ended June 27, 2008 is presented in the table and narrative below:

		Weighted Average
	Number of	Exercise Price Per	Unvested Number of	Weighted Average	Aggregate Intrinsic
	Shares	Share	Shares	Grant-Date Value	Value
Outstanding at December 31, 2007	743,762	$11.74	483,249	$2.96	$—
Granted	145,000	3.19	145,000	2.11	—
Expired	(16,228)	8.18	—	—
Forfeited	(5,466)	12.46	(5,466)	3.53

Outstanding at June 27, 2008	867,068	$10.38	622,783	$2.75	$—

As of June 27, 2008, the number of common shares for which options were exercisable and expected to become exercisable was 759,720. The weighted average exercise price was $10.49, the weighted average remaining life was 4.4 years, and the aggregate intrinsic value was $0.
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
The per share grant-date fair value was the fair value of a share of common stock on the grant date. The Company recorded $303 and $606 of compensation expense for the three and six fiscal months ended June 27, 2008, respectively, and $659 and $1,318 for the three and six fiscal months ended June 29, 2007. The remaining compensation expense for unvested restricted stock will be $605 for the balance of 2008 and $485 in 2009. There was no cash impact to the Company from the granting or vesting of the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.
There was no change in the Company’s outstanding restricted stock for the six fiscal months ended June 27, 2008. As of June 27, 2008, the unvested stock had an aggregate intrinsic value of $1,383 and had an indefinite remaining term.
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

The following are the components of net periodic benefit cost for the three and six fiscal months ended June 27, 2008 and June 29, 2007:

	Pension Benefits
	Three fiscal	Three fiscal	Six fiscal	Six fiscal
	months	months	months	months
	ended June	ended June	ended June	ended June
	27, 2008	29, 2007	27, 2008	29, 2007
Service cost	$115	$172	$229	$344
Interest cost	215	206	431	411
Expected return on plan assets	(270)	(243)	(540)	(486)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	23	19	47	38

Net periodic benefit cost	$85	$156	$171	$311

	Symons Postretirement Benefits
	Three fiscal	Three fiscal	Six fiscal	Six fiscal
	months	months	months	months
	ended June	ended June	ended June	ended June
	27, 2008	29, 2007	27, 2008	29, 2007
Service cost	$—	$—	$—	$—
Interest cost	8	8	15	15
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	6	6	12	12
Amortization of net gain	(2)	(2)	(4)	(4)

Net periodic benefit cost	$12	$12	$23	$23

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the six fiscal months ended June 27, 2008, contributions of $572 were made, which represented $300 for the fourth quarterly installment for the 2007 plan year and $272 for the first quarterly installment for the 2008 plan year. Quarterly installments of $272 for the 2008 plan year are expected to be made in each of the third and fourth quarters of 2008, and the first quarter of 2009.
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

Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three and six fiscal months ended June 27, 2008 and June 29, 2007 are as follows:

	Three fiscal months ended		Six fiscal months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Product sales	$121,267	$117,174	$198,570	$197,350
Rental revenue	13,615	14,931	27,195	29,504
Used rental equipment sales	6,155	5,411	10,651	9,684

Net sales	141,037	137,516	236,416	236,538

Product cost of sales	80,936	83,334	139,173	143,766
Rental cost of sales	8,226	8,252	16,763	16,345
Used rental equipment cost of sales	514	1,507	1,064	2,633

Cost of sales	89,676	93,093	157,000	162,744

Product gross profit	40,331	33,840	59,397	53,584
Rental gross profit	5,389	6,679	10,432	13,159
Used rental equipment gross profit	5,641	3,904	9,587	7,051

Gross profit	$51,361	$44,423	$79,416	$73,794

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,579	$1,290	$3,080	$2,574
Rental Revenue (rental equipment)	3,501	3,954	7,747	7,938
Corporate	918	742	1,764	1,321

Total depreciation	$5,998	$5,986	$12,591	$11,833

(7) Provision for Income Taxes
The Company has recorded a non-cash valuation allowance to reduce its net deferred tax assets, primarily related to its domestic net operating loss carryforwards, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
The Company files income tax returns in the United States, Canada, and in various state, local, and provincial jurisdictions. The Company is subject to U.S. Federal income tax examination for 2004 through 2006, and in other jurisdictions for 2000 through 2007. Use of net operating losses from years prior to these may re-open the examination period for those prior years. The Company recognizes interest and penalties as a component of the provision for income taxes. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$987
Additions to existing tax positions from prior year	33
Reductions in tax positions taken during a prior period	(722)
Reductions in tax positions from expiration of statute	(3)
Interest	3

Balance at June 27, 2008	$298

Of that amount, $142 represents a reduction to the deferred tax asset related to the net operating loss carryforwards and $156 represents a long-term income tax payable. There was no impact to the provision for income taxes or the effective rate reconciliation as a result of the above changes in unrecognized tax benefits. The total amount of accrued interest and penalties at June 27, 2008 was $18. The Company does not expect any material changes in its uncertain tax positions for the next twelve months.

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

	For the six fiscal months ended June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
Changes in assets and liabilities – Accounts receivable	$(15,022)	$(1,543)	$(16,565)
Changes in assets and liabilities – Prepaid expenses and other assets	(3,753)	1,314	(2,439)
Net cash provided by (used in) operating activities	(32,766)	(229)	(32,995)
Proceeds from sales of rental equipment	9,684	229	9,913
Net cash provided by (used in) investing activities	(15,588)	229	(15,359)
Supplemental Disclosures — Sale of used rental equipment in accounts and notes receivable	—	11,054	11,054

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain amounts in condensed consolidated statements of cash flows in the following discussion related to 2007 include the effects of a restatement. See Note 8 — Restatement of Previously Issued Financial Statements contained in the Notes to Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion of the restatement. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. See “Risk Factors’’ included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion. Please refer to “Forward-Looking Statements’’ included elsewhere in this document.
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

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended		Six fiscal months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Product sales	86.0%	85.2%	84.0%	83.4%
Rental revenue	9.6	10.9	11.5	12.5
Used rental equipment sales	4.4	3.9	4.5	4.1

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	66.7	71.1	70.1	72.8
Rental cost of sales	60.4	55.3	61.6	55.4
Used rental equipment cost of sales	8.4	27.9	10.0	27.2

Cost of sales	63.6	67.7	66.4	68.8

Product gross profit	33.3	28.9	29.9	27.2
Rental gross profit	39.6	44.7	38.4	44.6
Used rental equipment gross profit	91.6	72.1	90.0	72.8

Gross profit	36.4	32.3	33.6	31.2

Selling, general and administrative expenses	21.0	19.8	23.9	22.5
Facility closing and severance expenses	0.3	0.1	0.5	0.2
(Gain) loss on disposals of property, plant, and equipment	0.1	0.1	(0.2)	0.1

Income from operations	15.0	12.3	9.4	8.4
Interest expense	8.8	8.8	10.6	9.9
Interest income	—	—	(0.1)	(0.1)
Loss on extinguishment of long-term debt	—	—	2.6	—
Other expense	—	0.2	0.1	0.1

Income (loss) before provision for income taxes	6.2	3.3	(3.8)	(1.5)
Provision for income taxes	0.1	0.1	0.1	0.1

Net income (loss)	6.1%	3.2%	(3.9)%	(1.6)%

Comparison of Three Fiscal Months Ended June 27, 2008 and June 29, 2007
Net Sales
Net sales increased $3.5 million, or 2.6%, to $141.0 million in the second quarter of 2008 from $137.5 million in the second quarter of 2007. The following table summarizes our net sales by segment:

	Three fiscal months ended
	June 27, 2008		June 29, 2007
($ in thousands)	Net Sales	%	Net Sales	%	% Change
Product sales	$121,267	86.0%	$117,174	85.2%	3.5%
Rental revenue	13,615	9.6	14,931	10.9	(8.8)
Used rental equipment sales	6,155	4.4	5,411	3.9	13.7

Net sales	$141,037	100.0%	$137,516	100.0%	2.6%

Product sales increased $4.1 million, or 3.5%, to $121.3 million in the second quarter of 2008 from $117.2 million in the second quarter of 2007. Price increases of $12.4 million were partially offset by lower unit volume of $8.3 million, or 7.1%, due to lower non-residential construction activity in some regions.
Rental revenue decreased $1.3 million to $13.6 million for the second quarter of 2008, compared to $14.9 million in the second quarter of 2007, also due to lower non-residential construction activity in some regions.
Used rental equipment sales increased to $6.2 million in the second quarter of 2008 from $5.4 million in the second quarter of 2007 due to the timing of customer demand.
Gross Profit
Gross profit of $51.4 million in the second quarter of 2008 increased 15.6% from $44.4 million in the second quarter of 2007. Gross profit was 36.4% of sales in the second quarter of 2008, increasing from 32.3% in the second quarter of 2007.
Product sales contributed $40.3 million of gross profit during the second quarter of 2008, a 19.2% increase from $33.8 million in the second quarter of 2007. The $6.5 million increase in product gross profit was due to $12.4 million of higher sales prices, partially offset by $2.4 million of lower unit volume and $3.5 million of cost inflation, primarily related to steel. Increases in freight costs related to fuel surcharges have been offset by greater efficiencies in shipping practices. As a percentage of product sales, gross profit in the second quarter of 2008 increased to 33.3% from 28.9% in the second quarter of 2007. A portion of this improvement is related to the timing of sales price increases relative to a delay in the impact of the cost increases because of first-in, first-out inventory accounting.
Rental gross profit for the second quarter of 2008 was $5.4 million, as compared to $6.7 million in the second quarter of 2007, due primarily to the reduced rental revenue discussed above. Depreciation on rental equipment for the second quarter of 2008 was $3.5 million, as compared to $4.0 million in the same period of 2007. Rental gross profit before depreciation was $8.9 million in the quarter, 65.3% of rental revenue, as compared to $10.6 million, or 71.2% of rental revenue reported in the second quarter of 2007. Renovation expense increased due to timing of the expenditures and freight between facilities increased as a result of regional mix.
Gross profit on sales of used rental equipment for the second quarter of 2008 was $5.6 million, or 91.6% of sales, as compared to $3.9 million, or 72.1% of sales, in the second quarter of 2007. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and was higher in the second quarter of 2008 due to higher sales of fully depreciated used rental equipment.
Operating Expenses
Selling, general, and administrative expenses increased to $29.6 million in the second quarter of 2008 from $27.3 million for the second quarter of 2007. The increase was primarily due to increased headcount, salaries, and health care and other personnel related expenses of $1.5 million and the timing of professional fees of $0.3 million.
Other Expenses
During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150 million revolving credit facility and issued a $100 million term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay our $165 million Senior Second Secured Notes.
Interest expense was $12.5 million for the second quarter of 2008, comprised of $9.1 million of interest charges and $3.4 million of non-cash amortization of debt discount and financing costs. This compares to interest expense of $12.1 million for the second quarter of 2007, comprised of $10.0 million of interest charges and $2.1 million of non-cash amortization of debt discount and financing costs. The decrease in interest charges was due to lower interest rates on the new revolving credit facility and new term loan as compared to the previous revolving credit facility and Senior Second Secured Notes. The increase in non-cash amortization of debt discount and financing costs was due to the debt discount and financing costs on the new term loan and revolving credit facility being amortized over the initial terms of the new facilities of approximately one year.
Income Before Income Taxes
Income before income taxes in the second quarter of 2008 was $8.7 million compared to $4.6 million in the second quarter of 2007, due to the factors described above.
Provision for Income Taxes
The provision for income taxes in the second quarter of 2008 and 2007 relates to foreign and certain state income taxes.
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
Net Income
Net income for the second quarter of 2008 was $8.5 million, compared to $4.4 million in the second quarter of 2007, due to the factors described above.
Comparison of Six Fiscal Months Ended June 27, 2008 and June 29, 2007
Net Sales
Net sales were virtually flat at $236.4 million in the first six fiscal months of 2008 compared to the same period in 2007. The following table summarizes our net sales by product segment:

	Six fiscal months ended
	June 27, 2008		June 29, 2007
($ in thousands)	Net Sales	%	Net Sales	%	% Change
Product sales	$198,570	84.0%	$197,350	83.4%	0.6%
Rental revenue	27,195	11.5	29,504	12.5	(7.8)
Used rental equipment sales	10,651	4.5	9,684	4.1	10.0

Net sales	$236,416	100.0%	$236,538	100.0%	(0.1)%

Product sales increased $1.2 million, or 0.6%, to $198.6 million in the first six fiscal months of 2008 from $197.4 million in the first six fiscal months of 2007. The increase in sales was due to $16.0 million of higher sales prices, offset by $14.8 million, or 7.5%, of lower unit volume from less non-residential construction activity in some regions.
Rental revenue decreased $2.3 million to $27.2 million for the first six fiscal months of 2008, compared to $29.5 million in the first six fiscal months of 2007, also due to lower non-residential construction activity in some regions.
Used rental equipment sales increased to $10.7 million in the first six fiscal months of 2008 from $9.7 million in the first six fiscal months of 2007 due to the timing of customer demand.
Gross Profit
Gross profit of $79.4 million, or 33.6% of net sales, in the first six fiscal months of 2008 increased 7.6% from $73.8 million, or 31.2% of net sales, in the first six fiscal months of 2007.
Product sales contributed $59.4 million, or 29.9% of product sales, a 10.8% increase from the $53.6 million, or 27.2% of product sales, in the first six fiscal months of 2007. The $5.8 million increase in product gross profit was due to $16.0 million of higher sales prices, partially offset by $4.0 million of lower unit volume and $6.2 million of cost inflation, primarily related to steel. Increases in freight costs related to fuel surcharges have been offset by greater efficiencies in shipping practices. As a percentage of product sales, gross profit in the first six fiscal months of 2008 increased to 29.9% from 27.2% in the first six fiscal months of 2007. A portion of this improvement is related to the timing of sales price increases relative to a delay in the impact of the cost increases because of first-in, first-out inventory accounting.
Rental gross profit for the first six fiscal months of 2008 was $10.4 million, as compared to $13.2 million in the first six fiscal months of 2007, due primarily to the lower rental revenues discussed above. Depreciation expense on rental equipment for the first six fiscal months of 2008 was $7.7 million, as compared to $7.9 million in the same period of 2007. Rental gross profit before depreciation was $18.2 million in the first six fiscal months of 2008, or 66.8% of rental revenue, as compared to $21.1 million, or 71.5% of rental revenue, reported in the first six fiscal months of 2007. Renovation expense increased due to timing of the expenditures and freight between facilities increased as a result of regional mix.
Gross profit on sales of used rental equipment for the first six fiscal months of 2008 was $9.6 million, or 90.0% of used rental equipment sales, an increase from $7.1 million, or 72.8% of sales, in the first six fiscal months of 2007. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and was higher in the first six fiscal months of 2008 due to higher sales of fully depreciated used rental equipment.
Operating Expenses
Selling, general, and administrative expenses increased to $56.5 million in the first six fiscal months of 2008 from $53.2 million for the first six fiscal months of 2007. The increase was primarily due to increased headcount, salaries, and health care and other personnel related expenses of $1.7 million, depreciation expense of $0.4 million, and taxes of $0.4 million.
Other Expenses
During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150 million revolving credit facility and issued a $100 million term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay our $165 million Senior Second Secured Notes.
Interest expense was $25.0 million for the first six fiscal months of 2008, comprised of $19.6 million of interest charges and $5.4 million of non-cash amortization of debt discount and financing costs. This compares to interest expense of $23.3 million for the first six fiscal months of 2007, comprised of $19.7 million of interest charges and $3.6 million of non-cash amortization of debt discount and financing costs. The increase in non-cash amortization of debt discount and financing costs was due to the debt discount and financing costs on the new term loan and revolving credit facility being amortized over the initial terms of the new facilities of approximately one year.

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

Loss Before Income Taxes
Loss before income taxes in the first six fiscal months of 2008 was $8.9 million compared to $3.5 million in the first six fiscal months of 2007, due to the factors described above.
Provision for Income Taxes
The provision for income taxes in the first six fiscal months of 2008 and 2007 relates to foreign and certain state income taxes. We have recorded a non-cash valuation allowance to reduce our deferred tax asset related to U.S. net operating loss carryforwards to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
Net Loss
The net loss for the first six fiscal months of 2008 was $9.2 million, compared to $3.8 million in the first six fiscal months of 2007, due to the factors described above.
Liquidity and Capital Resources
Historically, our primary sources of financing have been borrowings under our revolving credit facility and the issuance of long-term debt and equity. Working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is the amount available under our revolving credit facility. As of June 27, 2008, we had $21.0 million available for borrowing under our revolving credit facility, which we believe is adequate for our planned needs.
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

	Six fiscal months ended
($ in thousands)	June 27, 2008	June 29, 2007
Capital expenditures:
Rental equipment additions	$7,366	$15,259
Property, plant and equipment additions	6,930	10,018
Proceeds from sales of used rental equipment	(12,690)	(9,913)
Proceeds from sales of property, plant and equipment	(1,425)	(5)

Net additions to rental equipment and property, plant, and equipment	$181	$15,359

We believe we can manage the capital requirements of our rental fleet, and thus our cash flow, through the careful monitoring of our rental fleet additions.
Net cash used in operating activities in the first six fiscal months of 2008 was $40.2 million, compared to $33.0 million in the first six fiscal months of 2007. This activity is comprised of the following:

	Six fiscal months ended
($ in millions)	June 27, 2008	June 29, 2007
Net loss	$(9.2)	$(3.8)
Adjustments to reconcile net loss to net cash used in operating activities	14.5	9.5

Subtotal	5.3	5.7
Changes in assets and liabilities	(45.5)	(38.7)

Net cash used in operating activities	$(40.2)	$(33.0)

The subtotal of net loss and adjustments to reconcile net loss to net cash used in operating activities was $5.3 million for the first six fiscal months of 2008, as compared to $5.7 million in the first six fiscal months of 2007.
Changes in assets and liabilities resulted in a $45.5 million use of cash in the first six fiscal months of 2008, compared to a $38.7 million use in the first six fiscal months of 2007. The $6.8 million increased use of cash primarily related to changes in assets and liabilities as follows:
•	The increase in accounts receivable during the first six fiscal months of 2008 was a $23.2 million use of operating cash, compared to $16.6 million in the first six fiscal months of 2007, due to the higher net sales in the second quarter of 2008.

•	The decrease in accrued and other long-term liabilities was an $8.9 million use of cash in the first six fiscal months of 2008, as compared to a $5.2 million use in the first six fiscal months of 2007, due to the timing of interest payments. Interest on the new term loan is paid monthly as compared to semi-annually on the Senior Second Secured Notes that were refinanced in the first quarter of 2008.

•	The increase in accounts payable represented a larger source of cash of $3.1 million as compared to $1.0 million in the first six fiscal months of 2007, due to the timing of purchases and vendor payments within the respective quarters.
Net cash used in investing activities was $0.2 million in the first six fiscal months of 2008 compared to $15.4 million in the first six fiscal months of 2007. Property, plant, and equipment additions decreased to $6.9 million in the first six fiscal months of 2008 from $10.0 million in the first six fiscal months of 2007, as fewer investments were needed. Proceeds from sales of property, plant, and equipment of $1.4 million in the first six fiscal months of 2008, were primarily related to the sale of a facility we previously vacated. Additions to rental equipment decreased to $7.4 million in the first six fiscal months of 2008 as compared to $15.3 million in the first six fiscal months of 2007 as the decline in demand for rental equipment required less rental equipment and we renovated existing equipment rather than manufacturing or purchasing equipment. Proceeds from sales of used rental equipment, which tend to lag sales of used rental equipment approximately by a quarter, increased to $12.7 million from $9.9 million due to the increase in used rental equipment sales from the fourth quarter of 2007 when compared to the fourth quarter of 2006.
During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150.0 million revolving credit facility and issued a $100.0 million term loan, which was issued at a discount for net proceeds of $94.2 million. The proceeds of the term loan and an initial $88.7 million draw on the revolving credit facility were used to repay our $165.0 million Senior Second Secured Notes, including prepayment premium of $4.6 million, accrued interest of $9.8 million, and financing costs related to the new debt instruments of $3.4 million. For the six fiscal months ended June 27, 2008, our net borrowings on the new revolving line of credit facility and its predecessor were $118.7 million, which primarily related to the initial $88.7 million draw discussed above and were also due to normal seasonal working capital growth. Net borrowings were comprised of gross borrowings of $174.9 million and gross repayments of $56.2 million.
Under the new revolving credit facility, borrowings are limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At June 27, 2008, all of the $150.0 million was available, of which $118.7 million was outstanding at a weighted average interest rate of 5.5%. Outstanding letters of credit were $10.3 million, resulting in available borrowings of $21.0 million. The new revolving credit facility expires in March 2009, but is automatically extended to March 2014 if we repay or refinance the Senior Subordinated Notes prior to the initial maturity of the new revolving credit facility. In July 2008, we commenced a private offer to exchange the Senior Subordinated Notes in a private placement for newly issued Senior Secured Notes due September 2014. The new revolving credit facility is secured by substantially all of our assets.
As of June 27, 2008, our other long-term debt consisted of the following:

($ in thousands)
Senior Subordinated Notes, interest rate of 13.0%	$154,729
Debt discount on Senior Subordinated Notes	(2,114)
Term loan, interest rate of 7.9%	100,000
Debt discount on term loan	(4,051)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 14.5%	6,553
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,024
Capital lease obligations	806

Total long-term debt	256,947
Less current maturities	256,849

Long-term portion	$98

The Senior Subordinated Notes mature in June 2009. In July 2008, we commenced a private offer to exchange the Senior Subordinated Notes in a private placement for newly issued Senior Secured Notes due September 2014. The Senior Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. The estimated fair value of the Senior Subordinated Notes was $130.9 million as of June 27, 2008.
The term loan initially matures in March 2009, but is automatically extended to March 2014 if we repay or refinance the Senior Subordinated Notes prior to the initial maturity of the term loan. In July 2008, we commenced a private offer to exchange the Senior Subordinated Notes in a private placement for newly issued Senior Secured Notes due September 2014. The term loan was issued at a discount, which is being accreted to the face value using the effective interest method and reflected as interest expense. The term loan is subject to financial covenants for debt to adjusted EBITDA, as defined in the agreement, and interest coverage, and has a second security interest in substantially all of our assets. As required by the term loan, during the third quarter of 2008, we entered into an agreement to cap LIBOR at 6.25% for $50 million of face amount of the term loan until July 1, 2011.
At June 27, 2008, working capital (deficit) was $(261.0) million, compared to $62.0 million at December 31, 2007. The decrease was comprised primarily of the following:
•	$118.7 million increase in the revolving credit facility,

•	$247.9 million increase in the current portion of long-term debt due to the term loan and Senior Subordinated Notes maturing within twelve months, and

•	$2.8 million less cash and cash equivalents, offset by

•	$21.9 million increase in accounts receivable due to the higher net sales in the second quarter of 2008 relative to the fourth quarter of 2007, and

•	$15.2 million increase in inventories due to material cost inflation and higher quantities in anticipation of seasonally higher third quarter sales and to buy ahead of cost increases, and

•	$9.1 million decrease in accrued liabilities due to the payment of incentives, annual retirement plan contributions, customer rebates and the timing of interest payments.
We believe our liquidity and cash flows from operations are sufficient to fund the capital expenditures and rental equipment additions we have planned for at least the next twelve months. We believe we will be able to repay, refinance or extend our Senior Subordinated Notes prior to March 14, 2009, which, combined with our liquidity and cash flow, will allow us to meet our debt service requirements for the next twelve months. However, our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures and rental equipment additions will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may from time to time seek to retire our outstanding debt through exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The new revolving credit facility and term loan expire in March 2009 and the Senior Subordinated Notes mature in June 2009. In July 2008, we commenced a private offer to exchange the Senior Subordinated Notes in a private placement for newly issued Senior Secured Notes due September 2014. A successful extension of the maturity date of the Senior Subordinated Notes would automatically extend the maturity of the new revolving credit facility and term loan to March 2014. However, there is no assurance that the offer will be accepted or that we will be able to refinance any of the indebtedness on commercially reasonable terms, or at all. Such circumstances may have a material adverse effect on our business, financial condition and results of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should the Company be deemed to be unable to continue as a going concern.
Commitments
There were no material changes to minimum future payments from December 31, 2007.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 23% of our product cost of sales in 2007. Our steel costs increased approximately 40% from December 2007 to June 2008. We expect overall steel costs to continue to increase significantly during the balance of 2008. Additionally, we expect continued increases in energy costs, including natural gas and petroleum products, which will impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We cannot assure you we will be able to pass these cost increases on to our customers.
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
Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation):
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 27, 2008, the financial instruments we had that were sensitive to changes in interest rates are our $150.0 million revolving credit facility and our $100.0 million term loan.
The outstanding balance under the revolving credit facility as of June 27, 2008 was $118.7 million, and the average borrowings for the six fiscal months ended June 27, 2008 were $76.1 million. The facility has several interest rate options that re-price on a short-term basis. During the six fiscal months ended June 27, 2008, our weighted average interest rate on the facility was 6.3%. A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $0.8 million.
Our $100.0 million term loan bears interest at LIBOR plus 4.50%, with a LIBOR floor of 3.25%. Due to the floor, a one percentage point decrease in LIBOR would not have decreased our annual interest expense. A one percentage point increase in LIBOR would have increased our annual interest expense by approximately $0.2 million. During the third quarter of 2008, we entered into an agreement to cap LIBOR at 6.25% for $50 million of face amount of the term loan until July 1, 2011.
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
In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Management based its evaluation on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s procedures for internal control over financial reporting and disclosure controls were effective as of June 27, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by the Exchange Act Rules 13a-15(e) and 15d-15(e) that was conducted during the quarter ended June 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. — Other Information
Item 1A. Risk Factors
For a discussion identifying risk factors affecting us, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and the following:
Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations and adversely affect the price of our common stock. We currently have substantial indebtedness, virtually all of which matures on or before June 15, 2009. As of June 27, 2008, we had long-term debt of $381.7 million, excluding debt discounts, maturing within twelve months. In July 2008, the Company commenced a private offer to exchange its Senior Subordinated Notes due June 2009 with a face value of $154.7 million in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. A successful extension of the maturity date of the Senior Subordinated Notes would automatically extend the maturity of $218.7 million, excluding debt discount, of the Company’s other long-term debt to March 2014. We cannot assure you that we will be able to refinance any of our long-term debt on commercially reasonable terms, or at all. In addition, our substantial indebtedness could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our indebtedness, thereby reducing the availability of our cash flow for operations and other general purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage to our competitors that have less debt; and

•	limit, along with restrictive covenants in our indebtedness agreements, among other things, our ability to borrow additional funds.
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

Item 4. Submission of Items to a Vote of Security Holders.
We held our Annual Meeting of Stockholders on April 22, 2008. At the Annual Meeting, our stockholders elected as Class I directors two nominees proposed by the Board of Directors for a term expiring at the Annual Meeting of Stockholders to be held in 2011. No other nominations were made, and the two nominees were re-elected. There were 16,481,545 shares of our common stock present at the meeting, and the number of votes cast for each of the two nominees and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Eric R. Zimmerman	15,045,947	1,435,598
Douglas W. Rotatori	15,045,947	1,435,598
In addition to Messrs. Zimmerman and Rotatori, our continuing directors are Stephen Berger, Steven M. Berzin, Joseph D. Hinkel, William F. Hopkins, and Sidney J. Nurkin.
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
DATE: July 31, 2008	BY:	/s/ Edward J. Puisis
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