Form 10-Q
period 2008-09-26
DAYTON SUPERIOR CORP
filed 2008-10-30
CIK 854709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED September 26, 2008
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
Indicate by mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO☑
19,066,212 shares of Common Stock were outstanding as of October 30, 2008

Part I. — Financial Information
Item 1 — Financial Statements
Dayton Superior Corporation and Subsidiary
Condensed Consolidated Balance Sheets
As of September 26, 2008 and December 31, 2007
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 26,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$833	$3,381
Accounts receivable, net of allowances for doubtful accounts and sales returns and allowances of $4,407 and $4,447	86,469	68,593
Inventories	95,253	66,740
Prepaid expenses and other current assets	6,323	5,718
Prepaid income taxes	82	740

Total current assets	188,960	145,172

Rental equipment, net of accumulated depreciation of $72,310 and $67,276	63,432	67,640
Property, plant and equipment, net of accumulated depreciation of $57,829 and $58,542	54,267	56,812
Goodwill	43,643	43,643
Other assets	4,837	3,986

Total assets	$355,139	$317,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$116,346	$—
Current maturities of long-term debt	258,469	8,990
Accounts payable	28,267	39,204
Accrued compensation and benefits	13,359	15,456
Accrued interest	9,128	6,193
Accrued freight	4,416	4,065
Other accrued liabilities	9,085	9,219

Total current liabilities	439,070	83,127

Other long-term debt, net of current portion	69	315,607
Other long-term liabilities	7,572	8,162

Total liabilities	446,711	406,896

Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,066,212 shares issued and outstanding, 502,984 shares unvested	191	191
Additional paid-in capital	208,243	207,181
Loans to stockholders	(1,109)	(1,085)
Accumulated other comprehensive loss	(749)	(618)
Accumulated deficit	(298,148)	(295,312)

Total stockholders’ deficit	(91,572)	(89,643)

Total liabilities and stockholders’ deficit	$355,139	$317,253

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Operations
For The Three and Nine Fiscal Months Ended September 26, 2008 and September 28, 2007
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Product sales	$117,086	$112,327	$315,656	$309,677
Rental revenue	15,274	14,707	42,469	44,211
Used rental equipment sales	3,415	3,789	14,066	13,473

Net sales	135,775	130,823	372,191	367,361

Product cost of sales	79,056	82,394	218,229	226,160
Rental cost of sales	7,977	8,784	24,740	25,129
Used rental equipment cost of sales	974	581	2,038	3,214

Cost of sales	88,007	91,759	245,007	254,503

Product gross profit	38,030	29,933	97,427	83,517
Rental gross profit	7,297	5,923	17,729	19,082
Used rental equipment gross profit	2,441	3,208	12,028	10,259

Gross profit	47,768	39,064	127,184	112,858

Selling, general and administrative expenses	28,327	26,677	84,781	79,837
Facility closing and severance expenses	158	140	1,332	591
(Gain) loss on disposals of property, plant, and equipment	107	217	(306)	478

Income from operations	19,176	12,030	41,377	31,952

Other expenses:
Interest expense	12,308	11,682	37,348	34,996
Interest income	(15)	(47)	(186)	(227)
Loss on extinguishment of long-term debt	—	—	6,224	—
Other expense (income)	102	(214)	156	119

Income (loss) before provision for income taxes	6,781	609	(2,165)	(2,936)

Provision for income taxes	415	223	671	454

Net income (loss)	$6,366	$386	$(2,836)	$(3,390)

Basic net income (loss) per common share	$0.34	$0.02	$(0.15)	$(0.19)
Average number of shares of common stock outstanding	18,563,228	18,311,736	18,563,228	18,273,146
Diluted net income (loss) per common share	$0.33	$0.02	$(0.15)	$(0.19)
Average number of shares of common stock and equivalents outstanding	19,297,587	19,302,123	18,563,228	18,273,146
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
For The Nine Fiscal Months Ended September 26, 2008 and September 28, 2007
(Amounts in thousands)
(Unaudited)

	Nine Fiscal Months Ended
		September 28,
		2007 (As
	September 26,	restated, see
	2008	Note 8)
Cash Flows From Operating Activities:
Net loss	$(2,836)	$(3,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,254	18,482
Amortization of intangibles	99	133
Loss on extinguishment of long-term debt	6,224	—
Stock compensation expense	1,063	2,062
Deferred income taxes	(56)	(36)
Amortization of deferred financing costs and debt discount	8,961	5,229
Amortization of deferred gain on sale-leaseback transactions	(683)	(1,217)
Gain on sales of rental equipment	(12,028)	(10,259)
(Gain) loss on sales of property, plant and equipment	(130)	837
Changes in assets and liabilities:
Accounts receivable	(20,541)	(11,243)
Inventories	(28,588)	(14,013)
Prepaid expenses and other assets	(1,215)	(577)
Prepaid income taxes	658	(156)
Accounts payable	(8,815)	(8,025)
Accrued liabilities and other long-term liabilities	1,317	(4,859)

Net cash used in operating activities	(38,316)	(27,032)

Cash Flows From Investing Activities:
Property, plant and equipment additions	(8,461)	(13,944)
Proceeds from sales of property, plant and equipment	1,425	37
Rental equipment additions	(9,227)	(19,483)
Proceeds from sales of used rental equipment	17,621	15,380

Net cash provided by (used in) investing activities	1,358	(18,010)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	211,187	83,324
Repayments of revolving credit facility	(94,841)	(65,424)
Repayments of long-term debt	(166,854)	(1,118)
Issuance of long-term debt	94,250	—
Financing costs paid	(4,643)	(659)
Prepayment premium on redemption of long-term debt	(4,641)	—
Changes in loans to stockholders	(24)	1,191
Issuance of shares of common stock	—	808

Net cash provided by financing activities	34,434	18,122

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(24)	169

Net decrease in cash and cash equivalents	(2,548)	(26,751)
Cash and cash equivalents, beginning of period	3,381	26,813

Cash, end of period	$833	$62

Supplemental Disclosures:
Cash paid (refunded) for income taxes	$(221)	$413
Cash paid for interest	25,452	29,243
Financing cost additions in accounts payable	796	—
Sales of used rental equipment in accounts receivable and notes receivable	8,896	9,376
Property, plant and equipment and rental equipment additions in accounts payable	885	2,560
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Nine Fiscal Months Ended September 26, 2008 and September 28, 2007
(Amounts in thousands)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net income (loss)	$6,366	$386	$(2,836)	$(3,390)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(132)	98	(220)	766
Amortization of pension and other post-retirement benefits amounts	89	—	89	—

Comprehensive income (loss)	$6,323	$484	$(2,967)	$(2,624)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

Dayton Superior Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(1) Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements included herein have been prepared by Dayton Superior Corporation and its wholly-owned subsidiary (collectively, “the Company”), without audit, and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The interim results may not be indicative of future periods.
The Company has $379,109, excluding debt discount, of debt maturing within twelve months. In July 2008, the Company commenced a private offer to exchange its Senior Subordinated Notes due June 2009 with a face value of $154,729 in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. The offer is conditioned upon acceptance of the offer by the holders of 95% in aggregate principal amount of the Senior Subordinated Notes outstanding. The Company has periodically extended the offer beyond its original expiration date and has granted withdrawal rights. A successful extension of the maturity date of the Senior Subordinated Notes would automatically extend the maturity of $216,096, excluding debt discount, of the Company’s other debt to March 2014; however, there is no assurance that the exchange offer will be accepted by the holders of the required minimum principal amount of the Senior Subordinated Notes or that the Company otherwise will be able to refinance or extend the term of the Senior Subordinated Notes. The Company’s inability to complete the exchange offer prior to March 2009 or otherwise to refinance and/or extend the term of the Senior Subordinated Notes would adversely affect our ability to continue as a going concern. Such circumstances may have a material adverse effect on the Company’s business, financial condition and results of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Following is a summary of the components of inventories as of September 26, 2008 and December 31, 2007:

	September 26, 2008	December 31, 2007
Raw materials	$25,140	$13,534
Work in progress	8,890	3,518
Finished goods	66,203	53,358

Total gross inventories	100,233	70,410
Net realizable value reserve	(4,980)	(3,670)

Total Inventory	$95,253	$66,740

(c)
Income (Loss) Per Share of Common Stock — Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of vested shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive, during each period. The Company’s common stock equivalents consist of unvested shares and unexercised warrants and stock options. Their effect is calculated using the treasury stock method. The reconciliation of average number of shares of common stock outstanding to average number of shares of common stock and equivalents outstanding for three fiscal months ended September 26, 2008 is as follows:

	Three fiscal	Three fiscal
	months ended	months ended
	September 26,	September 28,
	2008	2007
Average number of vested shares of common stock outstanding	18,563,228	18,311,736
Shares of unvested common stock	502,984	754,476
Assumed exercise of dilutive warrants	231,375	231,770
Assumed exercise of dilutive stock options	—	4,141

Average number of common shares and equivalents	19,297,587	19,302,123

For the nine fiscal months ended September 26, 2008 and September 28, 2007, common stock equivalents of 734,444 and 997,958 respectively, were not included as their effect would have been anti-dilutive.

(d)
New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. Two FASB Staff Positions (“FSP”) on SFAS No. 157 were subsequently issued. In February 2008, FSP No. 157-1 excluded SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. FSP No. 157-1 was effective as of the initial adoption of SFAS No. 157 on January 1, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations or SFAS No. 141(R), Business Combinations. In February 2008, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. As a result, the Company has partially adopted SFAS No. 157 in accordance with FSP No. 157-2 as it relates to nonrecurring non-financial assets and non-financial liabilities. However, there were no material financial assets or liabilities measured at fair value on a recurring basis upon adoption and no non-financial assets or liabilities measured at fair value on a nonrecurring basis.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. This Statement is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. This FSP shall be effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, the Company will adopt this position for any intangible assets acquired on or after January 1, 2009. Additional disclosures for existing intangible assets may be required.

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

Under the new revolving credit facility, borrowings are limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At September 26, 2008, $144,843 was available, of which $116,346 was outstanding at a weighted average interest rate of 5.8%. Outstanding letters of credit were $9,924, resulting in available borrowings of $18,573. The new revolving credit facility expires in March 2009, but is automatically extended to March 2014 if the Company repays, refinances, or extends the maturity of the Senior Subordinated Notes prior to the initial maturity of the new revolving credit facility. The credit facility is secured by substantially all assets of the Company.
The average borrowings, maximum borrowings and weighted average interest rates on the new revolving credit facility and its predecessor for the periods indicated were as follows:

	Three fiscal months ended		Nine fiscal months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Average borrowings	$123,263	$20,591	$91,995	$12,233
Maximum borrowing	129,346	27,050	129,346	27,050
Weighted average interest rate	5.7%	10.4%	6.1%	13.3%
The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused availability) by average borrowings. The high weighted average interest rate during the three and nine month periods ended September 28, 2007 is a reflection of the limited average borrowings during those periods. Interest expense on the facility for the three fiscal months ended September 28, 2007 was $534, consisting of $383 of interest on borrowings (7.5%), $57 of letter of credit fees (1.1%), and $94 for commitment fees on unused availability (1.8%). Interest expense on the facility for the nine fiscal months ended September 28, 2007 was $1,207, consisting of $718 of interest on borrowings (7.9%), $186 of letter of credit fees (2.1%), and $303 for commitment fees on unused availability (3.3%).

Following is a summary of the Company’s other long-term debt as of September 26, 2008 and December 31, 2007:

	September 26, 2008	December 31, 2007
Senior Subordinated Notes, interest rate of 13.0%	$154,729	$154,729
Debt discount on Senior Subordinated Notes	(1,616)	(3,045)
Term loan, interest rate of 7.9%	99,750	—
Debt discount on term loan	(2,678)	—
Senior Second Secured Notes, interest rate of 10.75%	—	165,000
Debt discount on Senior Second Secured Notes	—	(1,393)
Senior notes payable to seller in 2003 acquisition, non-interest bearing, accreted at 14.5%	6,790	6,907
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,024	1,035
Capital lease obligations	539	1,364

Total long-term debt	258,538	324,597
Less current maturities	(258,469)	(8,990)

Long-term portion	$69	$315,607

The Senior Subordinated Notes have a principal amount of $154,729 and mature in June 2009. The Senior Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense. In July 2008, the Company commenced a private offer to exchange its Senior Subordinated Notes in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. The estimated fair value of the Senior Subordinated Notes as of September 26, 2008 is $116,047.
The Senior Subordinated Notes were issued with warrants that allow the holders to purchase shares of the Company’s common stock for $0.0046 per share. As of September 26, 2008, warrants to purchase 231,880 shares of common stock were outstanding.
The term loan was issued at a discount, which is being accreted to the face value using the effective interest method and reflected as interest expense. The loan initially matures in March 2009, but is automatically extended to March 2014 if the Company repays, refinances, or extends the maturity of the Senior Subordinated Notes prior to the initial maturity of the term loan. The term loan is subject to financial covenants based on debt to adjusted EBITDA, as defined in the agreement, and interest coverage. The Company is in compliance with both of these covenants. The term loan is secured by a second security interest in substantially all assets of the Company. The estimated fair value of the term loan as of September 26, 2008 was approximately $91,300.
(4) Stock Option Plans
The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (''Stock Option Plan’’), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. The following table sets forth the status of the authorized options as of September 26, 2008:

Granted and outstanding	867,068
Granted and exercised	122,998
Available for granting	677,138

Total	1,667,204

The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 4.2 years as of September 26, 2008. The options granted in 2008 vest at a rate of 25% on each of the first four anniversaries of the grant date. The options granted in 2007 vested upon the later of stockholder approval and grant date. The options granted in 2006 vested on the grant date. For the options granted from 2000 to 2003, 10% to 25% of the options had a fixed vesting period of less than three years, with the remaining 75% to 90% of the options becoming exercisable nine years after the grant date. Under the Stock Option Plan, the option exercise price must not be less than the stock’s market price on date of grant.

The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions used for grants during the nine fiscal months ended September 26, 2008 and September 28, 2007:

	Nine fiscal months ended	Nine fiscal months ended
	September 26, 2008	September 28 ,2007
Risk-free interest rates	2.6%	4.6%
Expected dividend yield	0.0%	0.0%
Expected life	5 years	2 years
Expected volatility	81.5%	16.3%
The expected life was based on the estimated future exercises and forfeitures. The expected volatility was based on the continuously compounded rate of return of the Company’s daily stock price.
The Company recorded non-cash compensation expense of $85 and $154 for the three and nine fiscal months ended September 26, 2008, respectively, and $38 and $86 for the three and nine fiscal months ended September 28, 2007. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 14%, was $475 as of September 26, 2008, and is expected to be expensed over a weighted average period of 1.1 years.
A summary of the status of the Company’s stock option plan as of and for the nine fiscal months ended September 26, 2008 is presented in the table and narrative below:

		Weighted		Weighted
		Average	Unvested	Average	Aggregate
	Number of	Exercise Price	Number of	Grant-Date	ntrinsic
	Shares	Per Share	Shares	Value	Value
Outstanding at December 31, 2007	743,762	$11.74	483,249	$2.96	$—
Granted	145,000	3.19	145,000	2.11	—
Expired	(16,228)	8.18	—	—
Forfeited	(5,466)	12.46	(5,466)	3.53

Outstanding at September 26, 2008	867,068	$10.38	622,783	$2.75	$—

As of September 26, 2008, the number of common shares for which options were exercisable and expected to become exercisable was 777,007. The weighted average exercise price was $10.51, the weighted average remaining life was 4.1 years, and the aggregate intrinsic value was $0.
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
The per share grant-date fair value was the fair value of a share of common stock on the grant date. The Company recorded $303 and $909 of compensation expense for the three and nine fiscal months ended September 26, 2008, respectively, and $658 and $1,976 for the three and nine fiscal months ended September 28, 2007. The remaining compensation expense for unvested restricted stock will be $303 for the balance of 2008 and $485 in 2009. There was no cash impact to the Company from the granting or vesting of the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.

There was no change in the Company’s outstanding restricted stock for the nine fiscal months ended September 26, 2008. As of September 26, 2008, the unvested stock had an aggregate intrinsic value of $860 and had an indefinite remaining term.
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
The following are the components of net periodic benefit cost for the three and nine fiscal months ended September 26, 2008 and September 28, 2007:

	Pension Benefits
	For the three	For the three	For the nine	For the nine
	fiscal months	fiscal months	fiscal months	fiscal months
	ended	ended	ended	ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Service cost	$114	$171	$343	$515
Interest cost	215	205	646	616
Expected return on plan assets	(269)	(243)	(809)	(729)
Amortization of prior service cost	3	3	7	7
Amortization of net loss	23	20	70	58

Net periodic benefit cost	$86	$156	$257	$467

	Symons Postretirement Benefits
	For the three	For the three	For the nine	For the nine
	fiscal months	fiscal months	fiscal months	fiscal months
	ended	ended	ended	ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	7	7	22	22
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	6	6	18	18
Amortization of net loss	(2)	(2)	(6)	(6)

Net periodic benefit cost	$11	$11	$34	$34

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the nine fiscal months ended September 26, 2008, contributions totaling $844 have been made, comprised of $300 for the fourth quarterly installment for the 2007 plan year, and two quarterly installments of $272 each for the 2008 plan year. Additional quarterly installments of $272 for the 2008 plan year are expected to be made in the fourth quarter of 2008 and the first quarter of 2009.

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
Information about the gross profit of each sales type and the reconciliations to the consolidated amounts for the three and nine fiscal months ended September 26, 2008 and September 28, 2007 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Product sales	$117,086	$112,327	$315,656	$309,677
Rental revenue	15,274	14,707	42,469	44,211
Used rental equipment sales	3,415	3,789	14,066	13,473

Net sales	135,775	130,823	372,191	367,361

Product cost of sales	79,056	82,394	218,229	226,160
Rental cost of sales	7,977	8,784	24,740	25,129
Used rental equipment cost of sales	974	581	2,038	3,214

Cost of sales	88,007	91,759	245,007	254,503

Product gross profit	38,030	29,933	97,427	83,517
Rental gross profit	7,297	5,923	17,729	19,082
Used rental equipment gross profit	2,441	3,208	12,028	10,259

Gross profit	$47,768	$39,064	$127,184	$112,858

Depreciation Expense:
Product sales (property, plant, and equipment)	$1,809	$1,654	$4,889	$4,228
Rental revenue (rental equipment)	2,929	4,207	10,676	12,145
Corporate	925	788	2,689	2,109

Total depreciation	$5,663	$6,649	$18,254	$18,482

(7) Provision for Income Taxes
The Company has recorded a non-cash valuation allowance to reduce its net deferred tax assets, primarily related to its domestic net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.

The Company files income tax returns in the United States, Canada, and in various state, local, and provincial jurisdictions. The Company is subject to U.S. Federal income tax examination for 2005 through 2007, and in other jurisdictions for 2001 through 2007. Use of net operating losses from years prior to these may re-open the examination period for those prior years. The Company recognizes interest and penalties as a component of the provision for income taxes. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$987
Additions to existing tax positions from prior year	33
Reductions in tax positions taken during a prior period	(722)
Reductions in tax positions from expiration of statute	(2)
Interest	6
Foreign currency translation adjustment	(5)

Balance at September 26, 2008	$297

Of the September 26, 2008 balance, $142 represents a reduction to the deferred tax asset related to the net operating loss carryforwards and $155 represents a long-term income tax payable. There was no material impact to the provision for income taxes or the effective rate reconciliation as a result of the above changes in unrecognized tax benefits. The total amount of accrued interest and penalties at September 26, 2008 was $20. The Company does not expect any material changes in its uncertain tax positions for the next twelve months.
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

	For the nine fiscal months ended September 28, 2007
	As Previously
	Reported	Adjustments	As Restated
Changes in assets and liabilities — Accounts receivable	$(7,589)	$(3,654)	$(11,243)
Changes in assets and liabilities — Prepaid expenses and other assets	(2,324)	1,747	(577)
Net cash used in operating activities	(25,125)	(1,907)	(27,032)
Proceeds from sales of rental equipment	13,473	1,907	15,380
Net cash used in investing activities	(19,917)	1,907	(18,010)
Supplemental Disclosures — Sale of used rental equipment in accounts and notes receivable	—	9,376	9,376
(9) Subsequent Event
In October 2008, the Company announced a voluntary early retirement program. Certain employees will be eligible for a severance package that is significantly enhanced from the Company’s normal policy. If all eligible employees accept the offer, expense of approximately $4,000 would be recorded in the fourth quarter of 2008, with the cash payments occurring in the fourth quarter of 2008 through the third quarter of 2009.

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

Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the periods indicated.

	Three fiscal months ended		Nine fiscal months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Product sales	86.2%	85.9%	84.8%	84.3%
Rental revenue	11.3	11.2	11.4	12.0
Used rental equipment sales	2.5	2.9	3.8	3.7

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	67.5	73.4	69.1	73.0
Rental cost of sales	52.2	59.7	58.3	56.8
Used rental equipment cost of sales	28.5	15.3	14.5	23.9

Cost of sales	64.8	70.1	65.8	69.3

Product gross profit	32.5	26.6	30.9	27.0
Rental gross profit	47.8	40.3	41.7	43.2
Used rental equipment gross profit	71.5	84.7	85.5	76.1

Gross profit	35.2	29.9	34.2	30.7
Selling, general and administrative expenses	20.9	20.4	22.8	21.7
Facility closing and severance expenses	0.1	0.1	0.4	0.2
(Gain) loss on disposals of property, plant, and equipment	0.1	0.2	(0.1)	0.1

Income from operations	14.1	9.2	11.1	8.7
Interest expense	9.1	8.9	10.0	9.5
Interest income	—	—	—	—
Loss on extinguishment of long-term debt	—	—	1.7	—
Other expense	0.1	(0.2)	—	—

Income (loss) before provision for income taxes	4.9	0.5	(0.6)	(0.8)
Provision for income taxes	0.3	0.2	0.2	0.1

Net income (loss)	4.6%	0.3%	(0.8)%	(0.9)%

Comparison of Three Fiscal Months Ended September 26, 2008 and September 28, 2007
Net Sales
Net sales increased $5.0 million, or 3.8%, to $135.8 million in the third quarter of 2008 from $130.8 million in the third quarter of 2007. The following table summarizes our net sales by product segment:

	Three fiscal months ended
	September 26, 2008		September 28, 2007
($ in thousands)	Net Sales	%	Net Sales	%	% Change
Product sales	$117,086	86.2%	$112,327	85.9%	4.2%
Rental revenue	15,274	11.3	14,707	11.2	3.9
Used rental equipment sales	3,415	2.5	3,789	2.9	(9.9)

Net sales	$135,775	100.0%	$130,823	100.0%	3.8%

Product sales increased $4.8 million, or 4.2%, to $117.1 million in the third quarter of 2008 from $112.3 million in the third quarter of 2007. Price increases of $22.0 million were partially offset by lower unit volume of $17.2 million, or 15.4%, due to lower non-residential construction activity.
Rental revenue increased to $15.3 million for the third quarter of 2008 from $14.7 million in the third quarter of 2007, due to higher prices.
Used rental equipment sales decreased to $3.4 million in the third quarter of 2008 from $3.8 million in the third quarter of 2007 due to the timing of customer demand.
Gross Profit
Gross profit of $47.8 million, or 35.2% of sales, in the third quarter of 2008 increased from $39.0 million, or 29.9% of sales, in the third quarter of 2007.
Product gross profit contributed $38.0 million, or 32.5% of product sales, an increase from the $29.9 million, or 26.6% of product sales, in the third quarter of 2007. The $8.1 million increase in product gross profit was due to $22.0 million of higher sales prices, partially offset by $4.6 million of lower unit volume and $9.3 million of net cost inflation, primarily related to steel, other raw materials, and freight.
Rental gross profit for the third quarter of 2008 was $7.3 million, as compared to $5.9 million in the third quarter of 2007, due to lower depreciation expense and to the higher rental revenue discussed above. Depreciation on rental equipment for the third quarter of 2008 was $2.9 million, as compared to $4.2 million in the same period of 2007, due to lower rental equipment additions. Rental gross profit before depreciation was $10.2 million in the quarter, 67.0% of rental revenue, as compared to $10.1 million, or 68.9% of rental revenue reported in the third quarter of 2007, due primarily to freight between facilities increasing as a result of regional demand.
Gross profit on sales of used rental equipment for the third quarter of 2008 was $2.4 million, or 71.5% of sales, as compared to $3.2 million, or 84.7% of sales, in the third quarter of 2007. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and was higher in the third quarter of 2007 due to higher sales of fully depreciated used rental equipment.
Operating Expenses
Selling, general, and administrative expenses increased to $28.3 million in the third quarter of 2008 from $26.7 million for the third quarter of 2007. The increase was primarily due to inflation and costs related to the higher net sales and gross profit. Salaries, health care and other personnel related expenses accounted for $0.5 million of the increase.
Other Expenses
During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150 million revolving credit facility and issued a $100 million term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay our $165 million Senior Second Secured Notes.
Interest expense was $12.3 million for the third quarter of 2008, comprised of $8.8 million of interest charges and $3.5 million of non-cash amortization of debt discount and financing costs. This compares to interest expense of $11.7 million for the third quarter of 2007, comprised of $10.0 million of interest charges and $1.7 million of non-cash amortization of debt discount and financing costs. The decrease in interest charges was due to lower interest rates on the new revolving credit facility and new term loan as compared to the previous revolving credit facility and Senior Second Secured Notes. The increase in non-cash amortization of debt discount and financing costs was due to the debt discount and financing costs on the new term loan and revolving credit facility being amortized over the initial terms of the new facilities of approximately one year.

Income Before Income Taxes
Income before income taxes in the third quarter of 2008 was $6.8 million compared to income of $0.6 million in the third quarter of 2007, due to the factors described above.
Provision for Income Taxes
The provision for income taxes in the third quarter of 2008 and 2007 relates to foreign and certain state income taxes.
We have recorded a non-cash valuation allowance to reduce our net deferred tax assets, primarily related to our domestic net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
Net Income
Net income for the third quarter of 2008 was $6.4 million, or $0.33 per diluted share, compared to net income of $0.4 million, or $0.02 per diluted share, in the third quarter of 2007, due to the factors described above.
Comparison of Nine Fiscal Months Ended September 26, 2008 and September 28, 2007
Net Sales
Net sales increased $4.8 million, or 1.3%, to $372.2 million in the first nine fiscal months of 2008 from $367.4 million in the first nine fiscal months of 2007. The following table summarizes our net sales by product segment:

	Nine fiscal months ended
	September 26, 2008		September 28, 2007
($ in thousands)	Net Sales	%	Net Sales	%	% Change
Product sales	$315,656	84.8%	$309,677	84.3%	1.9%
Rental revenue	42,469	11.4	44,211	12.0	(3.9)
Used rental equipment sales	14,066	3.8	13,473	3.7	4.4

Net sales	$372,191	100.0%	$367,361	100.0%	1.3%

Product sales increased $6.0 million, or 1.9%, to $315.7 million in the first nine fiscal months of 2008 from $309.7 million in the first nine fiscal months of 2007. The increase in sales was due to $38.5 million of higher sales prices, offset by $32.5 million, or 10.5%, of lower unit volume from less non-residential construction activity.
Rental revenue decreased to $42.5 million for the first nine fiscal months of 2008, from $44.2 million in the first nine fiscal months of 2007, also due to lower non-residential construction activity.
Used rental equipment sales increased to $14.1 million in the first nine fiscal months of 2008 from $13.5 million in the first nine fiscal months of 2007 due to the timing of customer demand.

Gross Profit
Gross profit of $127.2 million, or 34.2% of net sales, in the first nine fiscal months of 2008 increased from $112.9 million, or 30.7% of net sales, in the first nine fiscal months of 2007.
Product gross profit contributed $97.4 million, or 30.9% of product sales, a 16.7% increase from the $83.5 million, or 27.0% of product sales, in the first nine fiscal months of 2007. The $13.9 million increase in product gross profit was due to $38.5 million of higher sales prices, partially offset by $8.8 million of lower unit volume and $15.8 million of net cost inflation, primarily related to steel, other raw materials, and freight.
Rental gross profit for the first nine fiscal months of 2008 was $17.7 million, as compared to $19.1 million in the first nine fiscal months of 2007, due primarily to the lower rental revenues discussed above. Depreciation expense on rental equipment for the first nine fiscal months of 2008 was $10.7 million, as compared to $12.1 million in the same period of 2007. Rental gross profit before depreciation was $28.4 million in the first nine fiscal months of 2008, or 66.9% of rental revenue, as compared to $31.2 million, or 70.6% of rental revenue, reported in the first nine fiscal months of 2007. Freight between facilities increased as a result of regional mix.
Gross profit on sales of used rental equipment for the first nine fiscal months of 2008 was $12.0 million, or 85.5% of used rental equipment sales, an increase from $10.3 million, or 76.1% of sales, in the first nine fiscal months of 2007. Gross margin percentages fluctuate based on the mix and age of rental equipment sold and was higher in the first nine fiscal months of 2008 due to higher sales of fully depreciated used rental equipment.
Operating Expenses
Selling, general, and administrative expenses increased to $84.8 million in the first nine fiscal months of 2008 from $79.8 million for the first nine fiscal months of 2007. The increase was primarily due to inflation and costs related to the higher net sales and gross profit. Salaries, health care and other personnel related expenses accounted for $1.5 million of the increase. Depreciation expense increased $0.6 million due to the additions to property, plant, and equipment during 2007.
Other Expenses
During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150 million revolving credit facility and issued a $100 million term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay our $165 million Senior Second Secured Notes.
Interest expense was $37.3 million for the first nine fiscal months of 2008, comprised of $28.3 million of interest charges and $9.0 million of non-cash amortization of debt discount and financing costs. This compares to interest expense of $35.0 million for the first nine fiscal months of 2007, comprised of $29.8 million of interest charges and $5.2 million of non-cash amortization of debt discount and financing costs. The decrease in interest charges was due to lower interest rates on the new revolving credit facility and new term loan as compared to the previous revolving credit facility and Senior Second Secured Notes. The increase in non-cash amortization of debt discount and financing costs was due to the debt discount and financing costs on the new term loan and revolving credit facility being amortized over the initial terms of the new facilities of approximately one year.

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

Loss Before Income Taxes
Loss before income taxes in the first nine fiscal months of 2008 was $2.2 million compared to $2.9 million in the first nine fiscal months of 2007, due to the factors described above.
Provision for Income Taxes
The provision for income taxes in the first nine fiscal months of 2008 and 2007 relates to foreign and certain state income taxes.
We have recorded a non-cash valuation allowance to reduce its net deferred tax assets, primarily related to its domestic net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.
Net Loss
The net loss for the first nine fiscal months of 2008 was $2.8 million, or $0.15 per diluted share, compared to $3.4 million, or $0.19 per diluted share in the first nine fiscal months of 2007, due to the factors described above.
Early Retirement Program
In October 2008, we announced a voluntary early retirement program. Certain employees will be eligible for a severance package that is significantly enhanced from our normal policy. If all eligible employees accept the offer, expense of approximately $4 million would be recorded in the fourth quarter of 2008, with the cash payments occurring in the fourth quarter of 2008 through the third quarter of 2009.
Liquidity and Capital Resources
Historically, our primary sources of financing have been borrowings under our revolving credit facility and the issuance of long-term debt and equity. Working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is the amount available under our revolving credit facility. As of September 26, 2008, we had $18.6 million available for borrowing under our revolving credit facility, which we believe is adequate for our planned operating and investing needs.

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

	Nine fiscal months ended
	September 26,	September
($ in thousands)	2008	28, 2007
Capital expenditures:
Additions to rental equipment	$9,227	$19,483
Property, plant and equipment additions	8,461	13,944
Proceeds from sales of used rental equipment	(17,621)	(15,380)
Proceeds from sales of property, plant and equipment	(1,425)	(37)

Net additions (reductions) to rental equipment and property, plant, and equipment	$(1,358)	$18,010

We believe we can manage the capital requirements of our rental fleet, and thus our cash flow, through the careful monitoring of the size of our rental fleet.
Net cash used in operating activities in the first nine fiscal months of 2008 was $(38.3) million, compared to $(27.0) million in the first nine fiscal months of 2007. This activity is comprised of the following:

	Nine fiscal months ended
	September 26,	September 28,
($ in millions)	2008	2007
Net loss	$(2.8)	$(3.4)
Adjustments to reconcile net loss to net cash used in operating activities	21.7	15.2

Subtotal	18.9	11.8
Changes in assets and liabilities	(57.2)	(38.8)

Net cash used in operating activities	$(38.3)	$(27.0)

Adjustments to reconcile net loss to net cash used in operating activities were $21.7 million for the first nine fiscal months of 2008 as compared to $15.2 million in the first nine fiscal months of 2007, primarily due to the loss on extinguishment of long-term debt discussed in “Other Expenses” above.
Changes in assets and liabilities resulted in a $57.2 million use of cash in the first nine fiscal months of 2008, compared to a $38.8 million use in the first nine fiscal months of 2007. The change consisted principally of the following:
•
Accounts receivable increased during the first nine fiscal months of 2008 by $20.5 million, compared to an increase of $11.2 million in the first nine fiscal months of 2007, primarily due to the higher net sales in the third quarter of 2008.

•
Inventories increased during the first nine months of 2008 by $28.6 million, compared to $14.0 million in the first nine fiscal months of 2007, primarily due to inflation and lower unit volume of sales.

Net cash provided by investing activities was $1.4 million in the first nine fiscal months of 2008 compared to net cash used of $18.0 million in the first nine fiscal months of 2007. Property, plant, and equipment additions decreased to $8.5 million in the first nine fiscal months of 2008 from $13.9 million in the first nine fiscal months of 2007, as fewer investments were needed. Proceeds from sales of property, plant, and equipment of $1.4 million in the first nine fiscal months of 2008, were primarily related to the sale of a facility we previously vacated. Additions to rental equipment decreased to $9.2 million in the first nine fiscal months of 2008 as compared to $19.5 million in the first nine fiscal months of 2007 as the decline in demand for rental equipment required less investment in additional rental equipment and we renovated existing equipment rather than manufacturing or purchasing equipment. Proceeds from sales of used rental equipment, which tend to lag the actual sales of the equipment approximately by a quarter, increased to $17.6 million from $15.4 million due to the increase in used rental equipment sales from the fourth quarter of 2007 when compared to the fourth quarter of 2006.
During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150.0 million revolving credit facility and issued a $100.0 million term loan, which was issued at a discount for net proceeds of $94.2 million. The proceeds of the term loan and an initial $88.7 million draw on the revolving credit facility were used to repay our $165.0 million Senior Second Secured Notes, including prepayment premium of $4.6 million, accrued interest of $9.8 million, and financing costs related to the new debt instruments of $3.4 million. For the nine fiscal months ended September 26, 2008, our net borrowings on the new revolving line of credit facility and its predecessor were $116.3 million, which primarily related to the initial $88.7 million draw discussed above and were also due to normal seasonal working capital growth. Net borrowings were comprised of gross borrowings of $211.2 million and gross repayments of $94.9 million.
Under the new revolving credit facility, borrowings are limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At September 26, 2008, $144.8 million was available, of which $116.3 million was outstanding at a weighted average interest rate of 5.8%. Outstanding letters of credit were $9.9 million, resulting in available borrowings of $18.6 million. The new revolving credit facility expires in March 2009, but is automatically extended to March 2014 if we repay or refinance the Senior Subordinated Notes prior to the initial maturity of the new revolving credit facility. The new revolving credit facility is secured by substantially all of our assets.
As of September 26, 2008, our other long-term debt consisted of the following:

($ in thousands)
Senior Subordinated Notes, interest rate of 13.0%	$154,729
Debt discount on Senior Subordinated Notes	(1,616)
Term loan, interest rate of 7.9%	99,750
Debt discount on term loan	(2,678)
Senior notes payable to seller of Safway, non-interest bearing, accreted at 14.5%	6,790
Debentures previously held by Dayton Superior Capital Trust, interest rate of 9.1%, due on demand	1,024
Capital lease obligations	539

Total long-term debt	258,538
Less current maturities	258,469

Long-term portion	$69

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

At September 26, 2008, working capital (deficit) was $(250.1) million, compared to $62.0 million at December 31, 2007. The decrease was comprised primarily of the following:
•	$116.3 million increase in the revolving credit facility and

•	$249.5 million increase in the current portion of long-term debt due to the term loan and Senior Subordinated Notes maturing within twelve months, and

•	$3.6 million of other net decreases, offset by

•	$17.9 million increase in accounts receivable due to the higher net sales in the third quarter of 2008 relative to the fourth quarter of 2007, and

•	$28.5 million increase in inventories due to material cost inflation and lower unit volume of sales, and

•	$10.9 million decrease in accounts payable due to the timing of vendor purchases and payments.
Our new revolving credit facility and term loan expire in March 2009 and our Senior Subordinated Notes mature in June 2009. In July 2008, we commenced a private offer to exchange the Senior Subordinated Notes in a private placement for newly issued Senior Secured Notes due September 2014. The offer is being made only to qualified institutional buyers and institutional accredited investors inside the United States and to certain non-US investors located outside of the United States, and is conditioned upon acceptance of the offer by the holders of 95% in aggregate principal amount of the Senior Subordinated Notes outstanding. We have periodically extended the offer and have granted withdrawal rights. Successful completion of the exchange offer would automatically extend the maturity of the new revolving credit facility and term loan to March 2014; however, there is no assurance that the exchange offer will be accepted by the holders of the required minimum principal amount of the Senior Subordinated Notes or that we otherwise will be able to refinance or extend the term of the Senior Subordinated Notes. Our inability to complete the exchange offer prior to March 2009 or otherwise to refinance and/or extend the term of the Senior Subordinated Notes likely would force us to seek the protection of the bankruptcy laws and could adversely affect our ability to continue as a going concern, as we do not expect that our liquidity and cash flows from operations would be sufficient to allow us to pay either the Senior Subordinated Notes, the new revolving credit facility, or the term loan at maturity. Even if we are successful in refinancing our indebtedness through the exchange offer or otherwise, there is no assurance that the terms of the refinanced or extended indebtedness would be commercially reasonable, which could have a material adverse effect on our business, financial condition and results of operations. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should we be deemed to be unable to continue as a going concern.
If we are able to refinance and/or extend our Senior Subordinated Notes on a timely basis, we believe that our liquidity and cash flows from operations will be sufficient to fund the capital expenditures and rental equipment additions we have planned for at least the next twelve months, as well as allow us to meet scheduled debt service requirements during that period. However, our ability to make scheduled payments of principal and interest on our indebtedness, or to fund planned capital expenditures and rental equipment additions, will depend on our future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition to the previously described proposed refinancing of our Senior Subordinated Notes, we from time to time may seek to retire outstanding debt through exchanges for equity securities, in open market purchases, in privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Commitments
There were no material changes to minimum future payments from December 31, 2007.
Seasonality
Our operations are seasonal in nature with approximately 55% of sales historically occurring in the second and third quarters. Working capital and borrowings fluctuate with the volume of our sales.
Inflation
We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 23% of our product cost of sales in 2007. Our steel costs increased approximately 60% from December 2007 to September 2008. We expect overall steel costs to be flat for the balance of 2008 and for the first quarter of 2009, with possible further increases occurring later in 2009. We cannot assure you that we will be able to pass any cost increases on to our customers.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 26, 2008, the financial instruments we had that were sensitive to changes in interest rates are our $150.0 million revolving credit facility and our $100.0 million term loan.
The outstanding balance under the revolving credit facility as of September 26, 2008 was $116.3 million, and the average borrowings for the nine fiscal months ended September 26, 2008 were $92.0 million. The facility has several interest rate options that re-price on a short-term basis. During the nine fiscal months ended September 26, 2008, our weighted average interest rate on the facility was 6.1%. A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $0.9 million. Subsequent to September 26, 2008, these borrowings re-priced at approximately one percentage point higher than the September 26, 2008 weighted average rate.
Our $100.0 million term loan bears interest at three-month LIBOR plus 4.50%, with a LIBOR floor of 3.25%. Due to the floor, a one percentage point decrease in three-month LIBOR would have decreased our annual interest expense by $0.5 million. A one percentage point increase in three-month LIBOR would have increased our annual interest expense by approximately $1.0 million. Subsequent to September 26, 2008, the term loan re-priced at approximately one-half percentage point higher than the September 26, 2008 rate.
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
In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Management based its evaluation on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s procedures for internal control over financial reporting and disclosure controls were effective as of September 26, 2008.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by the Exchange Act Rules 13a-15(e) and 15d-15(e) that was conducted during the quarter ended September 26, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. — Other Information
Item 1A. Risk Factors
For a discussion identifying risk factors affecting us, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and the following:
Our substantial level of indebtedness, most of which matures in March and June 2009, could adversely affect our ability to continue as a going concern and adversely affect the price of our common stock. We currently have substantial indebtedness, virtually all of which matures on or before June 15, 2009. As of September 26, 2008, we had debt of $379.1 million, excluding debt discounts, maturing within twelve months. In July 2008, we commenced a private offer to exchange our Senior Subordinated Notes due June 2009 with a face value of $154.7 million in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. The offer is being made only to qualified institutional buyers and institutional accredited investors inside the United States and to certain non-US investors located outside of the United States, and is conditioned upon acceptance of the offer by the holders of 95% in aggregate principal amount of the Senior Subordinated Notes outstanding. We have periodically extended the offer beyond its original expiration date and have granted withdrawal rights. A successful extension of the maturity date of the required minimum principal amount of the Senior Subordinated Notes would automatically extend the maturity of $216.1 million, excluding debt discount, of the Company’s other long-term debt to March 2014; however, we cannot assure you that the exchange offer will be accepted by the holders of the Senior Subordinated Notes or that we otherwise will be able to refinance or extend the term of any of our long-term debt on commercially reasonable terms, or at all. Our inability to complete the exchange offer prior to March 2009 or otherwise to refinance and/or extend the term of the Senior Subordinated Notes likely would force us to seek the protection of the bankruptcy laws and could adversely affect our ability to continue as a going concern, as we do not expect that our liquidity and cash flows from operations would be sufficient to allow us to pay either the Senior Subordinated Notes, the new revolving credit facility, and the term loan at maturity. In addition, our substantial indebtedness could:
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

Increased costs of raw materials and energy resources may result in increased operating expenses and adversely affect our results of operations and cash flow. Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. Steel, in its various forms, is our principal raw material, constituting approximately 23% of our product cost of sales in 2007. Increases in the cost of steel could adversely impact our operating costs, and any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. In addition, an overall increase in energy costs, including the cost of natural gas and petroleum products, could also adversely impact our operating costs in the form of higher raw material, utilities, and freight costs. We typically do not enter into forward contracts to hedge commodity price risks that we face. Even though our costs may increase, our customers may not accept corresponding price increases for our products, or the prices for our products may decline. Our ability to achieve acceptable margins is principally dependent on managing our cost structure and managing changes in raw materials prices, which fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, such changes could have a material adverse effect on our operating margins and profitability.
Item 6. Exhibits
See Index to Exhibits following the signature page to this report for a list of Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON SUPERIOR CORPORATION
DATE: October 30, 2008	BY:	/s/ Edward J. Puisis
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