Form 10-K
period 2008-12-31
DAYTON SUPERIOR CORP
filed 2009-03-31
CIK 854709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

As of March 31, 2009, there were 19,070,697 shares of common stock outstanding. As of June 30, 2008, the aggregate market value of common stock held by non-affiliates was $23,295,879 based on the closing market price of the common stock.

DOCUMENT INCORPORATED BY REFERENCE

Dayton Superior Corporation’s proxy statement for its Annual Meeting of Stockholders; definitive copies of the proxy statement will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the proxy statement as are specifically incorporated by reference into Part III of this Report shall be deemed filed as part of this Report.

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

Recent Developments

We have been engaged in a process to evaluate possible strategic alternatives in light of the maturity of indebtedness under our senior credit facilities and the pending maturity of our outstanding senior subordinated notes. These alternatives have included the possible sale of the Company or a controlling interest in the Company, and an exploration of available options to refinance or otherwise restructure our outstanding indebtedness. We retained Harris Williams & Co. on November 6, 2008 to assist us in our evaluation of possible strategic alternatives to enhance stockholder value, including the possible sale of the Company or a controlling interest in the Company. We retained Morgan Stanley & Co. Incorporated on November 21, 2008 to advise us on options to refinance or otherwise restructure our outstanding indebtedness. On February 24, 2009, we terminated the engagement of Morgan Stanley and, on March 15, 2009, we retained Moelis & Company LLC to advise us on options to refinance or otherwise restructure our outstanding indebtedness.

On March 16, 2009 and March 23, 2009, we amended our senior credit facilities to, among other things, extend the scheduled maturities thereunder to April 9, 2009, to increase the rate of interest payable thereunder and to provide for the payment of certain fees. These credit agreement extensions provide us with additional time to evaluate our alternatives.

We can provide no assurance that the process to explore strategic alternatives will result in a transaction or that the process to restructure the company’s indebtedness will be successful. As previously announced, we do not intend to disclose developments regarding these initiatives unless and until a definitive agreement is entered into or the Board of Directors determines to terminate one or both processes. There can be no assurances that we will be able to successfully negotiate a more comprehensive amendment or forbearance agreement or that waivers or additional extensions can be obtained from its senior lenders on acceptable terms in the future. There can be no assurance that any alternative sources of capital and/or alternative transactions will be available to us on acceptable terms or at all in the current challenging economic environment. We may be required to enter into a transaction that substantially dilutes or eliminates the value of our outstanding common stock. If we are unable to find suitable strategic alternatives or restructure our outstanding indebtedness on a consensual basis, we will be required to seek protection under the federal bankruptcy laws. See also “Risk Factors” and “Liquidity and Capital Resources”.

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

We sell most of our 17,000 products under well-established brand names. Our products are used to help form, strengthen, move, stabilize, cure, or color concrete. Our products are generally imbedded in, or applied to, concrete and consumed during the construction process, thereby providing us with a source of recurring revenue. Our products include metal and plastic bar supports, anchor bolts, snap ties, wall forming products, rebar splicing devices, load transfer units, precast and tilt-up construction lifting hardware, and construction chemicals. In addition, we sell a complete line of new and used forming and shoring systems, which may be combined to create solutions for a wide variety of customer-specific applications. We also rent a complete line of forming and shoring systems, and believe our rental fleet is the largest and most diverse in North America.

We manufacture and source our products through a balanced combination of North American manufacturing facilities and strategic outsourcing relationships. We use our network of 45 distribution, manufacturing, and sales and service centers to establish a strong local presence in each of the markets we serve, which also allows us to deliver our broad product offering, technical expertise, and customer service in a timely and efficient manner to our customers. We serve approximately 3,800 customers, consisting primarily of regional dealers and a broad array of general contractors and sub-contractors. We believe our distribution, manufacturing and service network is the largest in our industry.

In 2008, we generated $476 million in net sales, 84% of which were from product sales. Approximately 84% of our 2008 product sales (or approximately 72% of our total net sales) were generated through the sale of consumable products. This mix of consumable versus reusable products, which is typical for our business, represents a significant source of recurring revenue for our company.

Products

We offer more than 17,000 products, which we believe to be significantly more than our competitors who are mostly regional suppliers with limited product offerings. Most of our products are consumable, providing us with a source of recurring revenue. We continually attempt to increase the number of products we offer by using engineers and product development teams to introduce new products and refine existing products. Most of our products are sold under industry-recognized brand names including: Dayton/Richmond®, Aztec®, Symons®, BarLock®, Jahn®, Swift Lift®, Steel-Ply®, Dayton Superior®, Conspec®, Edoco®, Dur-O-Wal®, and American Highway Technology®.

Product Sales Consist Of:

•	Wall-Forming Products. Wall-forming products include shaped metal ties and accessories used to hold concrete forms in place while the concrete is curing.

•	Bridge Deck Products. Bridge deck products are metal assemblies of varying designs used to support the formwork used by contractors in the construction and rehabilitation of bridges.

•	Bar Supports. Bar supports are non-structural steel, plastic, or cementitious supports used to position rebar within a horizontal slab or concrete form.

•	Splicing Products. Splicing products are used to join two pieces of rebar together at a construction site without the need for extensive preparation of the rebar ends.

•	Precast and Prestressed Concrete Construction Products. Precast and prestressed concrete construction products are metal assemblies of varying designs used or consumed in the manufacture of precast concrete panels and prestressed concrete beams and structural members.

•	Formliner Products. Formliner products include plastic and elastomeric products that adhere to the inside face of forms to provide shape or texture to the surface of the concrete.

•	Chemical Products. Chemical products include a broad spectrum of chemicals for use in concrete construction, including form release agents, bond breakers, curing compounds, liquid hardeners, sealers, water repellents, bonding agents, grouts and epoxies, and other chemicals used in the pouring and placement of concrete.

•	Masonry Products. Masonry products are wire products that improve the performance and longevity of masonry walls by providing crack control, better water resistance, greater elasticity, and higher strength to withstand seismic shocks.

•	Welded Dowel Assemblies. Welded dowel assemblies are used to transfer dynamic loads between two adjacent slabs of concrete roadway.

•	Architectural Paving Products. Architectural paving products are used to apply decorative texture and coloration to concrete surfaces.

•	Tilt-Up Construction Products. Tilt-up construction products include a complete line of inserts, reusable lifting hardware, and adjustable beams used in the tilt-up method of construction.

•	Forming Systems. Forming systems are reusable, engineered modular forms which hold liquid concrete in place on concrete construction jobs while it cures.

•	Shoring Systems. Shoring systems, including aluminum beams and joists, are reusable post shores and shoring frames used to support deck and other raised forms while concrete is being poured.

Rental Revenues and Sales of Used Rental Equipment Consist Of:

•	Forming Systems, Shoring Systems, and Tilt-Up Construction Products, each as described above.

Manufacturing

We manufacture a majority of the products we sell and rent in 18 facilities throughout North America. These facilities incorporate semi-automated and automated production lines, heavy metal presses, forging equipment, stamping equipment, robotic welding machines, drills, punches and other heavy machinery typical for this type of manufacturing operation. Our production volumes and product mix enable us to use a combination of custom-designed and standard production equipment. We support our equipment with a team of experienced manufacturing engineers and tool and die makers.

Through investment in advanced technology for both production equipment and ERP-driven product planning, combined with our lean manufacturing management techniques, we believe we generally have achieved significantly greater productivity, lower capital equipment costs, lower scrap rates, higher product quality, faster changeover times, and lower inventory levels than most of our competitors. We also have a flexible manufacturing setup and can make the same products at several locations, which allows us to respond to local market requirements in a timely manner.

Given the high volume of certain of our products, we have recently been able to reduce our costs of sales by sourcing finished products and components through our manufacturing facility in Reynosa, Mexico and through foreign sourcing initiatives, including in China.

Fleet Management

We believe our rental fleet is the largest in North America. We actively manage our fleet mix to ensure certain products are regionally focused to address geography-specific applications. We also monitor our fleet purchases to maintain appropriate equipment levels and to manage our deployment of capital resources.

Distribution

We distribute our products to customers through our network of 22 service/distribution centers located in the United States and Canada. We ship most of our products to our service/distribution centers from our manufacturing plants. We have an on-line inventory tracking system that enables us to identify, reserve, and ship inventory quickly from our locations in response to customer orders.

Sales and Marketing

We employed approximately 260 sales and marketing personnel at December 31, 2008, of whom approximately two-thirds were field sales people and one-third were customer service representatives. Sales and marketing personnel are located in most of our service/distribution centers and are instrumental in driving the productivity of our regional operating model. We provide product documentation and consult on certain non-residential construction techniques in which our products can be used to solve typical construction problems. We promote our products through seminars and other customer education efforts and work directly with architects, engineers, and contractors to secure the use of our products whenever possible.

Technical and Customer Service

Each of our eight regions is supported by product specialists, engineers, and customer service representatives who provide our customers with product application technical support, engineering consultation, and product training. In addition, all of our regions are supported by one or more captive distribution facilities with make-to-order manufacturing capabilities. These capabilities allow us to deliver our products to any construction site in the United States in a timely manner and support our belief that our customer support infrastructure is a significant competitive strength in our industry. We employ approximately 80 individuals in our engineering department who combine region-specific product and application expertise with proprietary software applications to advise and consult on non-residential construction projects. We also make our library of product literature and training manuals readily available to our customers.

Customers

Of our approximately 3,800 customers, approximately half purchase our products for resale and half are end users. On a sales basis, 72% of our sales are purchased for resale and 28% of our sales are purchased by end users. Our customer base is geographically diverse and consists of distributors, rebar fabricators, precast and prestressed concrete manufacturers, brick, and concrete block manufacturers, general contractors, and sub-contractors.

Raw Materials

Our principal raw materials are steel wire rod, steel hot rolled bar, metal stampings and flat steel, aluminum sheets and extrusions, plywood, cement and cementitious ingredients, liquid chemicals, zinc, plastic resins and injection-molded plastic parts. We currently purchase materials from over 800 vendors and are not dependent on any single vendor or small group of vendors for any significant portion of our raw material purchases. Steel, in its various forms, typically constitutes approximately 30% of our product cost of sales.

Competition

Our industry is highly competitive in most product categories and geographic regions. We compete with smaller, regional suppliers that offer a more limited range of products, and one smaller national competitor. We believe competition in our industry is largely based on, among other things, price, quality, breadth of product offering, distribution capabilities (including quick delivery times), customer service, and expertise. Due primarily to factors such as freight rates, quick delivery times and customer preference for local suppliers, some local or regional manufacturers and suppliers may have a competitive advantage over us in a given region. We believe the size, breadth, and quality of our product offerings provide us with advantages of scale in both distribution and production relative to our competitors.

Trademarks and Patents

Our products are sold under our registered trademarks that are well known throughout the concrete construction industry and are therefore important to our business. Among our better-known trademarks are Dayton Superior®, Dayton/Richmond®, Symons®, Aztec®, Dur-O-Wal®, American Highway Technology®, Conspec®, Edoco®, Jahn®, Swift Lift®, Bar Lock®, Steel-Ply®, the Hexagon Logo® and the S & Diamond® design. Many of our products are protected by our patents, which we consider an important asset. As of December 31, 2008, we had 111 patents and 37 pending patent applications, domestic and foreign, and 189 registered trademarks and pending applications for registration.

Employees

We employ approximately 600 salaried and 800 hourly personnel, of whom approximately 400 of the hourly personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Elk Grove, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements. Of the union contracts, three expire in 2009, two expire in 2010, and three expire in 2011. We believe we have good employee and labor relations and that no one contract is individually significant.

Seasonality

Due to weather, the non-residential construction industry is seasonal in most of North America. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales and income from operations typically are the lowest of the year. Our net sales and income from operations in the fourth quarter are also generally less than in the second and third quarters. Consequently, our working capital requirements related to accounts receivable and inventories, and therefore our peak revolving credit facility borrowings, tend to be higher in the second and third quarters.

Backlog

We typically ship most of our products, other than paving products and most specialty forming systems, within one week and often within 24 hours after we receive the order. Other product lines, including paving products and specialty forming systems, may be produced and shipped up to one year after we receive the order, depending on our customers’ needs. Accordingly, we do not maintain significant backlog, and backlog as of any particular date has not been representative of our actual sales for any succeeding period.

Item 1A.	Risk Factors

There is substantial doubt about our ability to continue as a going concern and, if we are unable to find suitable strategic alternatives or restructure our outstanding indebtedness on a consensual basis, we will be required to seek protection under the federal bankruptcy laws. As of March 27, 2009, we had $367.8 million in principal amount of debt (excluding debt discounts) maturing on or before June 15, 2009. If we are unable to refinance or extend that debt before its maturity, or if that debt is accelerated due to our default, and our lenders require immediate repayment, we will not be able to repay them.

Our $150 million revolving credit facility and our term loan, with an outstanding balance of $99.25 million, are each scheduled to mature on April 9, 2009. In addition, our Senior Subordinated Notes, which have a face value of $154.7 million, mature on June 15, 2009; however, the maturity of the Senior Subordinated Notes may be accelerated by the holders if we fail to repay our revolving credit facility and term loan when due.

Our independent, registered public accounting firm has issued an opinion on our financial statements that states that the financial statements were prepared assuming that we will continue as a going concern and further states that our recurring losses, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations as they come due and sustain our operations raise substantial doubt about our ability to continue as a going concern. If we are unsuccessful in refinancing or extending the term of our revolving credit facility, term loan and the Senior Subordinated Notes, our ability to continue as a going concern would be doubtful and we likely would be required to seek protection under the federal bankruptcy laws. In addition, it is possible that creditors could file an involuntary petition in bankruptcy against us. Even if we were successful in pursuing a negotiated restructuring of our outstanding debt and equity, we might be required to implement the restructuring through a proceeding under the federal bankruptcy laws.

There is no assurance that the terms of any refinanced indebtedness would be commercially reasonable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should we be deemed to be unable to continue as a going concern.

If we file for bankruptcy protection our business and operations will be subject to certain additional risks.  A bankruptcy filing by or against us would subject our business to various risks, including the following:

•	A bankruptcy filing by or against us may adversely affect our business prospects and our ability to operate during the reorganization process;

•	Coordinating a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;

•	We may have difficulty continuing to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms;

•	Transactions by us outside the ordinary course of business would be subject to the prior approval of the court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;

•	We may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases;

•	We may be unable to retain and motivate key executives and employees during the process of reorganization, and we may have difficulty attracting new employees;

•	There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•	There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest;

•	The value of our common stock could be reduced to zero as result of a bankruptcy filing; and

•	Certain of our customers and vendors may be reluctant to continue to transact business with us as a result of our bankruptcy filing.

We may not have sufficient cash to maintain our operations.  Due to weather, the non-residential construction industry is seasonal in most of North America. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales and income from operations typically are the lowest of the year. Our business requires us to increase our inventories in advance of the spring and summer construction season, which requires us to invest cash in our inventories. In addition, because of our financial condition, many of our vendors have refused to continue to extend us credit, or have reduced the terms on which they will extend us credit, requiring us to accelerate the payment of cash to our vendors. We also face significantly higher expenditures due in part to payments to our financial and legal advisers, as well as fees and other amounts payable to our lenders and their advisors in connection with amendments to our loan agreements to extend the maturity of their loans. Those amendments also restrict how we utilize our operating cash flows. In addition, our cash inflow also is negatively affected by the downturn in the nonresidential construction industry in which we primarily operate. The lender under our revolving credit facility also has imposed additional limitations on the amount of cash we may borrow under the facility. In the event that the cash available to us from operations and under the revolving credit facility is insufficient to fund our operating expenses, we may be required to file for bankruptcy protection, as described above.

Our debt instruments impose significant operating restrictions on us.  Our debt agreements, among other things, restrict our ability to incur additional indebtedness; create liens; pay dividends and make distributions in respect of our capital stock; enter into agreements that restrict our subsidiary’s ability to pay dividends or make distributions; redeem or repurchase capital stock; make investments or other restricted payments; issue or sell preferred stock of subsidiaries; enter into transactions with affiliates; and consolidate, merge, or sell all or substantially all of our assets.

In addition to these restrictions, we are also restricted in the amount we may borrow under our revolving credit facility by a borrowing base calculation and are required to comply with certain financial covenants under our revolving credit and term loan agreements. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We may not be able to obtain such waivers, amendments or alternative or additional financings on terms acceptable to us or at all. A breach of any of the covenants or restrictions contained in any of our existing or future debt agreements could result in an event of default under those agreements. Such a default could allow the creditors under the debt agreements to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding thereunder to be due and payable. If our creditors require immediate repayments, we may not be able to repay them.

The non-residential construction industry is cyclical, and we are currently experiencing depressed market conditions for our products and services.  The non-residential construction industry is cyclical, and the downturn in the non-residential construction industry has caused a decline in the demand for our products. Our products are primarily used in domestic, non-residential construction; therefore our sales and earnings are strongly influenced by non-residential construction activity, which historically has been cyclical. Most recently, during 2007, 2008 and the first quarter of 2009, the non-residential construction market experienced a downward trend, and as a result, our sales unit volume was negatively affected. Non-residential construction activity can decline because of many other factors we cannot control, such as:

•	a decline in general economic activity;

•	a decrease in government spending on construction projects;

•	an increase in raw material and overall construction costs;

•	interest rate increases, which make borrowings used to finance construction projects more expensive; and

•	changes in banking and tax laws, which may reduce incentives to begin construction projects.

Demand for some of our products is seasonal, and we may experience significant variations in quarterly performance.  Due to weather, the non-residential construction industry is seasonal in most of North America. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales and income from operations typically are the lowest of the year. Our net sales and income from operations in the fourth quarter are also generally less than in the second and third quarters. Consequently, our working capital requirements related to accounts receivable and inventories tend to be higher in the second and third quarters and, accordingly, can adversely affect our liquidity and cash flow. Adverse weather, such as unusually prolonged periods of cold, rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction activity over wide regions of the country. A severe winter could lead to reduced construction activity and thus magnify the seasonal decline in our revenues and earnings during the winter months. Sustained extreme adverse weather conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have a history of losses and may experience substantial losses in the future. We cannot assure you that our net operating loss carryforwards will result in any significant tax savings in future periods.  Our business has experienced substantial net losses over the past several years and may continue to do so in the future. We reported net losses of $18.0 million in 2006, $6.7 million in 2007, and $12.0 million in 2008, and our stockholders’ deficit was $106.3 million as of December 31, 2008. Our results of operations and cash flows will continue to be affected by events and conditions both within and beyond our control, including competition, economic, financial, business and other conditions. We cannot assure you that our operations will become or remain profitable in the future. As of December 31, 2008, we had deferred tax assets of $55.6 million related to net operating loss carryforwards. We had valuation allowances for these net operating loss carryforwards and other net deferred tax assets as of December 31, 2008, as estimated levels of taxable income are less than the amount needed to realize these assets. In addition, the use of net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a company’s ability to use net operating loss carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. Some of the restructuring alternatives we are evaluating would cause a more-than-50-percent ownership change. As a result, our ability to use some of our net operating loss carryforwards in future periods may be limited as provided in Section 382.

Increased costs of raw materials and energy resources may result in increased operating expenses and adversely affect our results of operations and cash flows.  Significant variations in the costs, quality and availability of raw materials and energy may negatively affect our results of operations and cash flows. Steel, in its various forms, is our principal raw material, constituting approximately 30% of our product cost of sales in 2008. Any decrease in our volume of steel purchases could affect our ability to secure volume purchase discounts that we have obtained in the past. In addition, an overall increase in energy costs, including the cost of natural gas and petroleum products, could adversely impact our overall operating costs in the form of higher raw material, utilities, and freight costs. We typically do not enter into forward contracts to hedge commodity price risks that we face. Even though our costs may increase, our customers may not accept corresponding price increases for our products, or the prices for our products may decline. Our ability to achieve acceptable margins is principally dependent on managing our cost structure and managing changes in raw materials prices, which fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, such changes could have a material adverse effect on our operating margins and profitability.

Losing certain key customers could materially affect our revenues, and continuing consolidation of our customer base could reduce our profit margins.  Our top ten customers accounted for 26% of our net sales for the year ended December 31, 2008 and our largest customer accounted for 5%, 6%, and 7% of our net sales for the years ended December 31, 2008, 2007, and 2006, respectively. The loss of any of these customers could have a material adverse effect on our revenue and could also adversely affect our liquidity and cash flow from operating activities. Further, increasing consolidation of our customers may negatively affect our earnings. We believe there is an increasing trend among our distributor customers to consolidate into larger entities. As our customers increase in size and gain market power, they may be able to exert pressure on us to reduce prices or increase price competition by dealing more readily with our competitors. If the consolidation of our customers does result in increased price competition, our sales and profit margins may be adversely affected.

Our business may be subject to significant environmental investigation, remediation and compliance costs.  Our business and our facilities are subject to a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the use, generation, handling, storage, transport and disposal of these materials. Many of these laws and regulations provide for substantial fines and criminal sanctions for violations. Permits are required for operation of our businesses (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. Pursuant to certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation and remediation of hazardous materials at the property. These laws can often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these statutes) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation and remediation of these substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them. We may be liable for costs under certain environmental laws even if we did not cause the condition causing such liability. Changes in environmental laws or unexpected investigations could adversely affect our business. Since we own and operate a number of facilities where industrial activities have been historically conducted and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation and remediation, as well as capital costs associated with compliance with these laws. More stringent environmental laws as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation could impose material costs and liabilities on us which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our Mexican operations and foreign sourcing relationships are subject to local business risks which could have a material adverse effect on our financial condition, results of operations and cash flows.  We operate a manufacturing facility in Reynosa, Mexico and purchase finished goods from China and other foreign sources. The success of our operations in Mexico and our foreign sourcing initiatives depend on numerous factors, many of which are beyond our control, including our inexperience with operating abroad, general economic conditions, restrictions on the repatriation of assets, compliance with foreign laws and standards and political risks. Our Mexican operations and foreign outsourcing relationships are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

We cannot assure you that we will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business. Some or all of these factors may have a material adverse effect on our operations or upon our financial condition, results of operations, and cash flows in the future.

The high level of competition in our industry could materially adversely affect our business.  The markets in which we compete are highly competitive. Many of the markets in which we operate are served by numerous competitors, ranging from multi-regional companies to small, independent businesses with a limited number of locations. We generally compete on the basis of, among other things: price, quality, breadth of product offering, distribution capabilities (including quick delivery times), customer service and expertise. However, the uniformity of products among our competitors results in substantial pressure on pricing and profit margins. As a result of these pricing pressures, we may experience reductions in the profit margins on our sales, or we may be unable to pass any cost increases on to our customers. We cannot assure you that we will be able to maintain or increase the current market share of our products or compete successfully in the future. If competitive pressures were to cause us to reduce our prices, our operating margins may be adversely impacted. If we were to maintain our prices in the face of price reductions by our competitors, our net sales could decline. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are effectively controlled by a major stockholder, whose interests may conflict with yours.  Odyssey Investment Partners Fund, LP (“Odyssey”) and its affiliates control the voting of 47.8% of our common stock and, therefore, have the power to control or substantially affect the outcome of matters on which stockholders are entitled to vote. These include the election of directors, the adoption or amendment of our certificate of incorporation and by-laws, and possible mergers, corporate control contests and significant corporate transactions. Through their control of our board of directors, Odyssey and its affiliates also have the ability to appoint or replace our senior management, issue additional shares of our common stock or repurchase common stock, declare dividends or take other actions. Our controlling stockholder may make decisions regarding our company and business that are opposed to your interests or with which you disagree. To the extent the interests of our public stockholders are harmed by the actions of our controlling stockholder, the price of our common stock may be harmed.

Labor disputes with our employees could interrupt our operations and adversely affect our business.  We depend on our highly trained employees, and any work stoppage or difficulty hiring similar employees would adversely affect our business. We could be adversely affected by a shortage of skilled employees. As of December 31, 2008, approximately 25% of our employees were unionized. We are subject to several collective bargaining agreements with employees at our Miamisburg, Ohio; Parsons, Kansas; Elk Grove, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; City of Industry, California; and Aurora, Illinois facilities. These collective bargaining agreements are scheduled to terminate beginning in April 2009 through June 2011, and we cannot offer assurances that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Any shortage of labor could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The nature of our business involves product liability and construction-related risks that could adversely affect our operating results.  Our products are used in various construction projects, and defects in our products could result in claims for personal injury or death and property damage. While we maintain insurance to cover these claims, it is possible that existing or future claims will exceed our insurance coverage. In addition, it is possible that third-party insurance will not continue to be available to us on economically reasonable terms. Claims brought against us that are not covered by insurance could have a material adverse effect on our operating results and financial condition. Our operations are subject to hazards inherent in the construction industry that could result in personal injury or death, work stoppage or serious damage to our equipment or to the property of our customers. To protect ourselves against such casualty and liability risks, we maintain an insurance program. Our deductibles per incident are $500,000 for general liability, $350,000 for workers’ compensation liability and $1,000 for automobile liability. In addition, we maintain a one-time annual deductible of $4.0 million for general liability and $5.0 million for workers’ compensation liability coverage. We maintain outside insurance for such liability in excess of these deductibles. Our deductibles may cause us to incur significant costs. If our insurance premiums or other costs rise significantly in the future, our profitability could be reduced.

The price of our common stock may fluctuate significantly.  Volatility in the market price of our common stock may prevent you from being able to sell your stock at prices equal to or greater than your purchase price. The market price of our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the impending maturity of long term debt;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	strategic actions by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general economic conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events; and

•	sales of common stock by us or our principal stockholders or by members of our management team.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including us. The changes frequently occur without regard to the operating performance of the affected companies. Hence, the price of our common stock has fluctuated significantly.

Our common stock may be delisted from the Nasdaq Stock Market.  Our common stock is currently listed on The Nasdaq Stock Market’s Global Market (“Nasdaq”). We may fail to comply with Nasdaq’s continued listing rules, which require, among other things, that our common stock maintain a minimum bid price per share of $1.00. While Nasdaq has suspended enforcement of its minimum bid price rule, that suspension currently is scheduled to end on April 20, 2009, and there are no assurances that Nasdaq will extend the suspension beyond that date. If the suspension ends and we fail to comply with the minimum bid price rule and are unable to cure the failure within the period provided in Nasdaq’s rules, Nasdaq might delist our common stock. Delisting likely would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting also might make it more difficult for us to raise equity capital.

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

Our corporate headquarters is located in leased facilities in Dayton, Ohio. We believe our facilities provide adequate manufacturing and distribution capacity for our needs. We also believe all of the leases were entered into on market terms. Our other principal facilities as of December 31, 2008 are located throughout North America, as follows:

				Lease
			Size	Expiration
Location	Use	Leased/Owned	(Sq. Ft.)	Date

Birmingham, Alabama	Manufacturing/Distribution	Leased	287,000	December 2021
Elk Grove, Illinois	Manufacturing/Distribution	Leased	230,768	May 2022
Rialto, California	Service/Distribution	Leased	191,809	February 2017
Kankakee, Illinois	Manufacturing/Distribution	Leased	172,954	December 2010
Miamisburg, Ohio	Service/Distribution	Leased	156,600	September 2017
Allentown, Pennsylvania	Service/Distribution	Leased	114,000	May 2015
Reynosa, Mexico	Manufacturing/Distribution	Leased	110,000	July 2011
Aurora, Illinois	Manufacturing/Distribution	Leased	103,700	October 2016
Parsons, Kansas	Manufacturing/Distribution	Leased	120,000	October 2018
New Braunfels, Texas	Manufacturing/Distribution	Owned	89,600
Tremont, Pennsylvania	Manufacturing/Distribution	Owned	86,000
Parker, Arizona	Manufacturing/Distribution	Leased	60,000	June 2009
Kansas City, Kansas	Manufacturing/Distribution	Leased	56,600	September 2015
Fontana, California	Manufacturing/Distribution	Leased	56,000	May 2009
Modesto, California	Manufacturing/Distribution	Leased	54,100	March 2010
Grand Prairie, Texas	Service/Distribution	Leased	51,000	June 2010
Toronto, Ontario	Manufacturing/Distribution	Leased	45,661	January 2010
Orlando, Florida	Service/Distribution	Leased	44,470	September 2018
Kent, Washington	Service/Distribution	Leased	40,640	June 2009
Oregon, Illinois	Service/Distribution	Owned	39,000
Brandywine, Maryland	Service/Distribution	Leased	36,800	October 2010
Lemont, Illinois	Service/Distribution	Leased	33,400	December 2017

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers

Our executive officers and their ages as of March 31, 2009, are as follows:

Eric R. Zimmerman	58	President, Chief Executive Officer and Director
Peter J. Astrauskas	58	Vice President, Engineering
Raymond E. Bartholomae	62	Executive Vice President and President, Symons
Jeffrey S. Dawley	45	Vice President, Manufacturing
Edward J. Puisis	48	Executive Vice President and Chief Financial Officer
Thomas W. Roehrig	43	Vice President, Finance and Secretary
Keith M. Sholos	55	Vice President, Sales

Eric R. Zimmerman has been President, Chief Executive Officer and a director of our company since August 2005.

Peter J. Astrauskas has been Vice President, Engineering since September 2003.

Raymond E. Bartholomae has been employed with Symons since 1970 and has been Executive Vice President and President, Symons since November 2005. He served as Vice President, Sales and Marketing from August 2003 to November 2005.

Jeffrey S. Dawley has been employed with the Company since 2000 and has been Vice President, Manufacturing since January 2007. From February 2006 to January 2007, he served as Director, Manufacturing Operations. From December 2003 to February 2006, he served as Manager, Operations Analysis.

Edward J. Puisis has been employed with the Company since 2003 and has been Executive Vice President and Chief Financial Officer since November 2005. He served as Vice President and Chief Financial Officer from August 2003 to November 2005.

Thomas W. Roehrig has been employed with the Company since 1998 and has been Vice President, Finance and Secretary since January 2007. From November 2005 to January 2007, he served as Vice President of Corporate Accounting and Secretary. He served as Vice President of Corporate Accounting from February 2003 to November 2005 and was also Treasurer from August 2003 to December 2003.

Keith M. Sholos has been employed with the Company since 2002 and has been Vice President, Sales since January 2007. From September 2005 to January 2007, he served as Vice President, Sales. From August 2004 to September 2005, he served as Vice President, Dealer Sales. From January 2004 to August 2004, he served as Vice President, Sales & Marketing, Construction Products Group.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Stock Market’s Global Market under the symbol “DSUP.” The prices presented in the following table are the high and the low closing prices for the period presented as reported by The Nasdaq Stock Market’s Global Market.

		High	Low

2008	4th Quarter	$1.67	$0.28
2008	3rd Quarter	2.64	1.46
2008	2nd Quarter	3.14	1.51
2008	1st Quarter	4.05	1.98
2007	4th Quarter	8.70	3.86
2007	3rd Quarter	13.82	6.99
2007	2nd Quarter	14.13	9.90
2007	1st Quarter	11.70	10.22

As of February 26, 2009, we had approximately 100 holders of record of our common stock.

We have not paid dividends on our common stock. We intend to retain all future earnings, if any, for repayment of debt, use in our operations, and to fund expansion of our business and future growth. We do not anticipate paying any dividends for the foreseeable future. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, cash flows, financial condition and requirements, business condition and covenants under any applicable contractual arrangements. Our ability to pay dividends on our common stock is limited by the covenants of our revolving credit facility and the indentures governing our outstanding debt securities.

Item 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2008 and has been derived from our audited consolidated financial statements. Our audited consolidated financial statements for the three years ended December 31, 2008 are included elsewhere herein. You should read the following table together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below and our consolidated financial statements and their related notes included elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Statement of Operations Data:
Net sales	$475,871	$482,958	$479,310	$418,983	$418,639
Cost of sales	316,581	331,192	340,902	320,399	311,335

Gross profit	159,290	151,766	138,408	98,584	107,304
Selling, general and administrative expenses	110,659	106,882	106,453	94,526	90,724
Facility closing and severance expenses	3,843	1,753	423	1,712	2,036
Impairment of goodwill	—	—	—	64,000 (1)	—
Loss (gain) on disposals of property, plant and equipment	(296)	560	(1,504)	4,529	(248)

Income (loss) from operations	45,084	42,571	33,036	(66,183)	14,792
Interest expense	50,229	47,019	49,983	48,133	47,207
Interest income	(260)	(493)	113	(163)	(559)
Loss on early extinguishment of long-term debt	6,224 (2)	—	—	—	842 (3)
Other (income) expense	219	2,300	555	(89)	(134)

Loss before provision for income taxes	(11,328)	(6,255)	(17,615)	(114,064)	(32,564)
Provision for income taxes	620	437	394	639	4,863 (4)

Net loss	$(11,948)	$(6,692)	$(18,009)	$(114,703)	$(37,427)

Net loss per share:
Basic and diluted	$(0.64)	$(0.37)	$(1.76)	$(11.57)	$(3.77)
Weighted average shares outstanding	18,564,123	18,283,773	10,224,765	9,916,425	9,932,872

	Year Ended December 31,
	2008	2007	2006	2005		2004
	($ in thousands)

Other Financial Data:
Depreciation and amortization	$23,953	$25,353	$26,479	$97,427	(1)	$31,738
Property, plant and equipment additions, net	10,803	19,905	13,216	5,140		4,586
Rental equipment additions (proceeds), net	(10,405)	1,515	1,997	148		(7,739)
Balance Sheet Data (at period end):
Working capital (deficit)(5)	$(259,040)	$62,045	$81,358	$63,584		$93,623
Goodwill and intangibles	44,475	46,332	48,705	48,668		114,828
Total assets	300,087	317,253	321,638	281,520		394,763
Long-term debt (including current portion)	337,894	324,597	322,450	369,254		379,735
Stockholders’ deficit	(106,278)	(89,643)	(90,222)	(160,277)		(48,076)

(1)	In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, we assess our goodwill recoverability annually. Prior to 2006, the Company’s financial performance had gradually deteriorated over several years due to a general decline in nonresidential construction activity and rising costs, such as steel and fuel. The Company had been unable to sustain positive cash flow and its future ability to do so was uncertain. Accordingly, the Company recorded an impairment charge of $64 million in 2005 to reduce the carrying value of goodwill to its implied fair value.

(2)	In March 2008, we redeemed our $165 million senior second secured notes with the proceeds of a new $100 million term loan and a new $150 million revolving credit facility, which replaced a $130 million senior secured revolving credit facility. The notes were redeemed at a premium of 2.813% of face value, or $4.6 million, which, along with the write-off of the remaining debt discount and deferred financing costs of $1.6 million, were expensed as a loss on extinguishment of long-term debt in the first quarter of 2008.

(3)	In 2004, we established an $80 million senior secured revolving credit facility which was used to refinance our previous $50 million revolving credit facility. As a result of the transaction, we incurred a loss on the early extinguishment of long-term debt of $0.8 million, due to the expensing of deferred financing costs related to the previous revolving credit facility.

(4)	In the fourth quarter of 2004, we recorded a non-cash valuation allowance for our net deferred tax assets related to net operating loss carryforwards as a result of adherence to SFAS No. 109, as our estimated levels of future taxable income are less than the amount needed to realize the deferred tax asset related to the carryforwards. Future changes in these estimates could result in a non-cash increase or decrease to net income.

(5)	Our $150 million revolving credit facility and our term loan, with an outstanding balance of $99.25 million mature on April 9, 2009. In addition, our Senior Subordinated Notes, which have a face value of $154.7 million, mature on June 15, 2009. See “Business—Recent Developments”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

See “Business—Recent Developments”, “Risk Factors” and “Liquidity and Capital Resources” for a discussion of recent developments that are material to our Company.

Industry Conditions

The non-residential construction industry is cyclical, and we are currently experiencing depressed market conditions for our products and services. Our products are primarily used in domestic, non-residential construction; therefore our sales and earnings are strongly influenced by non-residential construction activity, which historically has been cyclical. Most recently, during 2007, 2008 and the first quarter of 2009, the non-residential construction market experienced a downward trend, and as a result, our sales unit volume was negatively affected. We have made headcount reductions, closed facilities, and curbed spending to align our operations with fourth quarter and anticipated 2009 unit volume declines.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2008	2007	2006

Product sales	84.0%	82.4%	81.0%
Rental revenue	12.1	12.4	13.1
Used rental equipment sales	3.9	5.2	5.9

Net sales	100.0	100.0	100.0

Product cost of sales	70.5	73.5	76.4
Rental cost of sales	55.9	55.8	58.7
Used rental equipment cost of sales	13.6	19.9	27.1

Cost of sales	66.5	68.6	71.1

Product gross profit	29.5	26.5	23.6
Rental gross profit	44.1	44.2	41.3
Used rental equipment gross profit	86.4	80.1	72.9

Gross profit	33.5	31.4	28.9
Selling, general and administrative expenses	23.3	22.1	22.2
Facility closing and severance expenses	0.8	0.4	0.1
Loss (gain) on disposals of property, plant and equipment	(0.1)	0.1	(0.3)

Income from operations	9.5	8.8	6.9
Interest expense	10.6	9.7	10.5
Interest income	(0.1)	(0.1)	—
Loss on early extinguishment of long-term debt	1.4	—	—
Other expense	—	0.5	0.1

Loss before provision for income taxes	(2.4)	(1.3)	(3.7)
Provision for income taxes	0.1	0.1	0.1

Net loss	(2.5)%	(1.4)%	(3.8)%

Comparison of Years Ended December 31, 2008 and 2007

Net Sales.  Our 2008 net sales were $475.9 million, a 1.5% decrease from $483.0 million in 2007. The following table summarizes our net sales by product type for the periods indicated:

	Years Ended December 31,
	2008		2007
	Sales	%	Sales	%	% Change
	($ in thousands)

Product sales	$399,929	84.0%	$398,404	82.4%	0.4%
Rental revenue	57,454	12.1	59,671	12.4	(3.7)
Used rental equipment sales	18,488	3.9	24,883	5.2	(25.7)

Net sales	$475,871	100.0%	$482,958	100.0%	(1.5)%

Product sales increased $1.5 million, or 0.4%, to $399.9 million in 2008 from $398.4 million in 2007. The increase in product sales was due to price increases of $53.5 million, offset by a reduction in unit volume of $52.0 million as a result of declines in the nonresidential construction markets.

Rental revenue decreased $2.2 million, or 3.7%, to $57.5 million in 2008, compared to $59.7 million in 2007. The decrease was due to declines in the nonresidential construction markets.

Used rental equipment sales decreased to $18.5 million in 2008 from $24.9 million in 2007 due to lower customer demand. Used rental equipment sales may vary significantly from period to period.

Gross Profit.  Gross profit for 2008 was $159.3 million, a $7.5 million increase from the $151.8 million for 2007. Gross profit was 33.5% of sales in 2008, increasing from 31.4% in 2007.

Product gross profit in 2008 was $118.0 million, or 29.5% of product sales, in 2008, compared to $105.5 million, or 26.5% of product sales, in 2007. The $12.5 million increase in product gross profit was due to higher product sales prices of $53.5 million, offset by net cost inflation, primarily steel costs, of $27.2 million and unit volume declines of $13.8 million. Our cost savings and efficiencies partially offset the impact of inflation.

Rental gross profit decreased $1.1 million to $25.3 million, or 44.1% of rental revenue, in 2008, from $26.4 million, or 44.2% of rental revenue, in 2007. Depreciation on rental equipment in 2008 was $13.6 million, as compared to $16.6 million in 2007, due to lower rental equipment additions. Rental gross profit before depreciation decreased to $38.9 million, or 67.7% of rental revenue, in 2008 from $43.0 million, or 72.0% of rental revenue in 2007, due primarily to freight between facilities increasing as a result of regional demand.

Gross profit on used rental equipment sales in 2008 was $16.0 million, or 86.4% of used rental equipment sales, compared to $20.0 million, or 80.1% of used rental equipment sales, in 2007. The decrease in gross profit dollars was due to the decreased sales discussed previously. Gross profit as a percentage of sales fluctuates based on the age and type of the specific equipment sold and was higher than normal due to more sales of fully depreciated rental equipment.

Operating Expenses.  Selling, general, and administrative expenses increased to $110.7 million in 2008 as compared to $106.9 million in 2007. Personnel related expenses accounted for $1.7 million of the increase. Depreciation expense and taxes increased $0.8 million each, and professional fees increased $0.5 million.

Facility closing and severance expenses increased to $3.8 million in 2008 from $1.8 million in 2007. In the first half of 2008, we completed the move of our manufacturing and distribution operation from Des Plaines, Illinois to Elk Grove, Illinois that began in 2007. In the fourth quarter of 2008, we offered and completed a voluntary early retirement program and made other reductions to headcount and facilities to align our operations with fourth quarter and anticipated 2009 unit volume declines. The 2008 expense was comprised of $2.6 million of employee termination benefits and $1.2 million of facility closing costs. Expected future closing costs, primarily related to ongoing lease obligations of vacated facilities, of $1.8 million are expected to be incurred through the first quarter of 2013, $0.8 million of which is expected to be incurred in 2009.

Other Expenses.  During the first quarter of 2008, we refinanced a portion of our long-term debt. We entered into a new $150 million revolving credit facility and issued a $100 million term loan. The proceeds of the term loan and an initial draw on the revolving credit facility were used to repay our $165 million Senior Second Secured Notes.

Interest expense was $50.2 million in 2008, comprised of $37.5 million of interest charges and $12.7 of non-cash amortization of debt discount and financing costs. This compares to interest expense of $47.0 in 2007, comprised of $40.0 million of interest charges and $7.0 million of non-cash amortization of debt discount and financing costs. The decrease in interest charges was due to lower interest rates on the new revolving credit facility and new term loan as compared to the previous revolving credit facility and Senior Second Secured Notes. The increase in non-cash amortization of debt discount and financing costs was due to the debt discount and financing costs on the new term loan and revolving credit facility being amortized over the initial terms of the new facilities of approximately one year.

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

Loss Before Provision for Income Taxes.  The loss before income taxes in 2008 was $11.3 million, as compared to $6.3 million in 2007 due to the factors described above.

Provision for Income Taxes.  The provision for income taxes is a result of foreign earnings and state and local taxes. A non-cash valuation allowance has been recorded to reduce net deferred tax assets, primarily related to net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.

Net Loss.  Net loss for 2008 was $12.0 million, or $0.64 per share, compared to $6.7 million, or $0.37 per share, in 2007 due to the factors described above.

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

Facility closing and severance expenses were $1.8 million in 2007 and $0.4 million in 2006, due to moving our manufacturing and distribution operation from Des Plaines, Illinois to Elk Grove, Illinois.

Other Expenses.  Interest expense decreased to $47.0 million in 2007 from $50.0 million in 2006 due to the proceeds of the Company’s December 2006 initial public offering being used to pay down debt. Other expense was $2.3 million in 2007 due to $2.2 million of costs related to terminated merger discussions.

Loss Before Provision for Income Taxes.  The loss before income taxes in 2007 was $6.3 million, as compared to $17.6 million in 2006 due to the factors described above.

Provision for Income Taxes.  The provision for income taxes is a result of foreign earnings and state and local taxes. A non-cash valuation allowance has been recorded to reduce net deferred tax assets, primarily related to net operating loss carryforwards, to zero, as estimated levels of future taxable income are less than the amount needed to realize this asset. If such estimates change in the future, the valuation allowance will be decreased or increased appropriately, resulting in a non-cash increase or decrease to net income.

Net Loss.  The net loss for 2007 was $6.7 million, or $0.37 per share, as compared to a loss of $18.0 million, or $1.76 per share, in 2006 due to the factors described above.

Liquidity and Capital Resources

Our $150 million revolving credit facility and $100 million term loan were scheduled to mature on March 14, 2009 unless we were able to repay or refinance our Senior Subordinated Notes due June 2009 prior to that time. We were unable to repay or refinance the Senior Subordinated Notes before the initial maturity date of the revolving credit facility and term loan. While we have entered into amendments to the revolving credit and term loan agreements to extend the scheduled maturities to give us time to continue negotiations on the terms of a more comprehensive amendment or forbearance arrangement and to allow us to continue to evaluate possible strategic alternatives to enhance stockholder value (including the possible sale of the Company or a controlling interest in the Company), as of March 31, 2009, those maturities had been extended only until April 9, 2009. In addition, the amendments to the revolving credit and term loan agreements, (i) increase the rate of interest payable thereunder and provide for the payment of certain fees, (ii) require us to make interest rate payments on a monthly basis, rather than quarterly; (iii) amend the reporting covenants under the agreements to provide for more frequent disclosures; (iv) provide that we will not extend our previously announced private exchange offer and concurrent consent solicitation with respect to the Senior Subordinated Notes due 2009 that expires on April 9, 2009 or accept for payment any Senior Subordinated Notes surrendered in connection therewith; and (v) require us to provide, on or prior to April 9, 2009, a letter of intent or definitive term sheet for the acquisition of the Company by a person acceptable to the lenders on terms and conditions satisfactory to the lenders.

Our Senior Subordinated Notes, which have a face value of $154.7 million, mature on June 15, 2009. We commenced a private offer in July 2008 to exchange the Senior Subordinated Notes in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014 and we periodically have extended that offer. The current expiration date of the offer is April 9, 2009. As of March 31, 2009, that offer had not been accepted by the holders of the required 95% in aggregate principal amount of the Senior Subordinated Notes (as of the close of business on March 12, 2009, Senior Subordinated Notes with an aggregate principal amount of $9.6 million had been tendered and not withdrawn). The amendments to the revolving credit facility and the term loan agreements restrict us from further extending the offer or from accepting for payment any Senior Subordinated Notes surrendered in connection with the exchange offer.

Our independent, registered public accounting firm has issued an opinion on our consolidated financial statements that states that the financial statements were prepared assuming that we will continue as a going concern and further states that our recurring losses, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations as they come due and sustain our operations raise substantial doubt about our ability to continue as a going concern. If we are unsuccessful in refinancing or extending the term of our revolving credit facility, term loan and Senior Subordinated Notes, our ability to continue as a going concern would be doubtful and we likely would be required to seek protection under federal bankruptcy laws. See “Risk Factors”.

We may not have sufficient cash to maintain our operations. Due to weather, the non-residential construction industry is seasonal in most of North America. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales and income from operations typically are the lowest of the year. Our business requires us to increase our inventories in advance of the spring and summer construction season, which requires us to invest cash in our inventories. In addition, because of our financial condition, many of our vendors have refused to continue to extend us credit, or have reduced the terms on which they will extend us credit, requiring us to accelerate the payment of cash to our vendors. We also face significantly higher expenditures due in part to payments to our financial and legal advisers, as well as fees and other amounts payable to our lenders and their advisors in connection with amendments to our loan agreements to extend the maturity of their loans. Those amendments also restrict how we utilize our operating cash flows. In addition, our cash inflow also is negatively affected by the downturn in the nonresidential construction industry in which we primarily operate. The lender under our revolving credit facility also has imposed additional limitations on the amount of cash we may borrow under the facility. In the event that the cash available to us from operations and under the revolving credit facility is insufficient to fund our operating expenses, we may be required to file for bankruptcy protection, as described above.

Historically, working capital borrowings under our revolving credit facility fluctuate with sales volume, such that our peak revolving credit borrowings are generally in the late second or early third quarter. Our key measure of liquidity and capital resources is the amount available under our revolving credit facility. As of December 31, 2008, we had $14.1 million available under our revolving credit facility, with an additional $0.4 million of cash.

Our capital uses relate primarily to capital expenditures and debt service. Our capital expenditures consist primarily of additions to our rental equipment fleet and additions to our property, plant, and equipment. Property, plant, and equipment consist primarily of manufacturing and distribution equipment and management information systems. We finance these capital expenditures with borrowings under our revolving credit facility and proceeds of sales of our used rental equipment. The following table sets forth a summary of these transactions for the years indicated.

	Years Ended December 31,
	2008	2007	2006
	($ in thousands)

Rental equipment additions	$12,592	$25,230	$21,535
Property, plant, and equipment additions	12,309	19,943	13,237
Proceeds from sales of used rental equipment	(22,997)	(23,715)	(23,532)
Proceeds from sales of property, plant, and equipment	(1,506)	(38)	(21)

Net additions to rental equipment and property, plant, and equipment	$398	$21,420	$11,219

We believe we can manage the capital requirements of the rental fleet, and thus our cash flow, through the careful monitoring of rental fleet additions. Subject to market demand, sales of used equipment can be adjusted to increase cash available for fleet additions or other corporate purposes. We expect rental equipment and property, plant, and equipment additions in 2009 to be similar to 2008.

Our cash requirements relate primarily to capital expenditures and debt service and, in the near term, professional fees related to our evaluation of possible strategic alternatives to refinance or restructure our indebtedness. Historically, our primary sources of financing have been cash generated from operations before interest, net borrowings under our revolving credit facility, and the issuance of long-term debt and equity. In December 2006, we completed an initial public offering of our common stock and received $87.8 million in proceeds, net of issuance costs.

Comparison of Years Ended December 31, 2008 and 2007

Net cash provided by operating activities for 2008 was $3.2 million compared to net cash used in operating activities for 2007 of $1.2 million, comprised of the following:

	2008	2007
	($ in millions)

Net loss	$(12.0)	$(6.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	32.0	17.6
Changes in assets and liabilities	(16.8)	(12.1)

Net cash provided by (used in) operating activities	$3.2	$(1.2)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities were $32.0 million for 2008 as compared to $17.6 million for 2007, primarily due to the loss on extinguishment of long-term debt and higher amortization of deferred financing costs and debt discount, as discussed in “Other Expenses” above.

Changes in assets and liabilities resulted in a $16.8 million use of cash in 2008 as compared to $12.1 million in 2007. The change consisted primarily of the following:

•	Inventories were a $0.4 million use of cash in 2008 compared to $8.1 million in 2007, as we managed our inventory quantities in alignment with the unit volume of product sales.

•	Accounts payable were a $12.7 million use of cash in 2008 as compared to $0.1 million in 2007, due to the timing of purchases and payments.

Net cash used in investing activities was $0.4 million in 2008 compared to $21.4 million in 2007. Property, plant, and equipment additions decreased to $12.3 million in 2008 from $19.9 million in 2007 as fewer investments were needed. Proceeds from sales of property, plant, and equipment of $1.5 million in 2008, were primarily related to the sale of a facility we previously vacated. Additions to rental equipment decreased to $12.6 million in 2008 as compared to $25.2 million in 2007 as the decline in demand for rental equipment required less investment in additional rental equipment. Proceeds from sales of used rental equipment, which tend to lag the actual sales of the equipment approximately by a quarter, were $23.0 million in 2008 as compared to $23.7 million in 2007.

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

For the fiscal year ended December 31, 2008, our net borrowings on the new revolving line of credit facility and its predecessor were $84.8 million, which primarily related to the initial $88.7 million draw discussed above. Net borrowings were comprised of gross borrowings of $234.2 million and gross repayments of $149.3 million.

Comparison of Years Ended December 31, 2007 and 2006

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

Credit Arrangements

Under the revolving credit facility, borrowings are limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At December 31, 2008, $107.9 million was available, of which $84.8 million was outstanding at a weighted average interest rate of 5.3%. Outstanding letters of credit were $9.0 million, resulting in available borrowings of $14.1 million. The revolving credit facility is secured by substantially all of our assets.

As of December 31, 2008, our other long-term debt consisted of the following:

($ in thousands)

Senior Subordinated Notes, interest rate of 13.0%	$154,729
Debt discount on Senior Subordinated Notes	(1,117)
Term loan, interest rate of 7.9%	99,250
Debt discount on term loan	(1,175)
Debentures	1,024
Capital lease obligations	337

Total long-term debt	253,048
Less current maturities	252,987

Long-term portion	$61

The Senior Subordinated Notes mature in June 2009. The Senior Subordinated Notes were issued at a discount, which is being accreted to the face value using the effective interest method and is reflected as interest expense.

The term loan was issued at a discount, which is being accreted to the face value using the effective interest method and reflected as interest expense. The term loan is subject to financial covenants for debt to adjusted EBITDA, as defined in the agreement, and interest coverage, and has a second security interest in substantially all of our assets. We are in compliance with both of these covenants. Adjusted EBITDA would have had to decrease by approximately $14.0 million for us to have been out of compliance with the more restrictive covenant.

At December 31, 2008, working capital (deficit) was $(259.0) million, compared to $62.0 million at December 31, 2007. The decrease was comprised primarily of the following:

•	$84.8 million increase in the revolving credit facility,

•	$244.0 million increase in the current portion of long-term debt due to the term loan and Senior Subordinated Notes maturing within twelve months, and

•	$10.2 million decrease in accounts receivable primarily due to lower fourth quarter sales in 2008 as compared to 2007, partially offset by

•	$15.1 million decrease in accounts payable due to the timing of vendor purchases and payments.

Commitments

Scheduled payments of long-term debt, interest, future minimum lease payments under capital leases, future minimum lease payments under non-cancelable operating leases and unrecognized tax benefits at December 31, 2008 were as follows:

	Revolving	Other
	Credit	Long-Term	Interest	Capital	Operating	Unrecognized
Year	Facility	Debt	Payments	Leases	Leases	Tax Benefits	Pension(1)	Total
	($ in thousands)

2009	$84,846	$255,003	$14,682	$295	$10,468	$—	$606	$365,900
2010	—	—	—	46	9,407	—	—	9,453
2011	—	—	—	5	8,241	—	—	8,246
2012	—	—	—	5	7,426	—	—	7,431
2013	—	—	—	5	6,527	—	—	6,532
Thereafter	—	—	—	3	30,100	285	—	30,388

	$84,846	$255,003	$14,682	$359	$72,169	$285	$606	$427,950

(1)	No amounts beyond 2009 have been included in this table as amounts will be based upon future performance of the plan.

Seasonality

Due to weather, the non-residential construction industry is seasonal in most of North America. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales and income from operations typically are the lowest of the year. Our net sales and income from operations in the fourth quarter are also generally less than in the second and third quarters. Consequently, our working capital requirements related to accounts receivable and inventories, and therefore our peak revolving credit facility borrowings, tend to be higher in the second and third quarters.

Inflation

We may not be able to pass on the cost of commodity price increases to our customers. Steel, in its various forms, is our principal raw material, constituting approximately 30% of our product cost of sales in 2008. Although our steel costs decreased slightly during the fourth quarter of 2008, costs remain significantly higher than at the beginning of 2008. In 2009, we expect our overall steel costs to continue increasing, perhaps significantly.

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

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position, results of operations, and cash flows. We continually review our accounting policies and financial information disclosures. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, long-lived assets, income taxes, self-insurance reserves, litigation, and the fair value of the Company and its business segments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Reserves

We maintain reserves for sales discounts and allowances and for doubtful accounts for estimated losses resulting from customer disputes and/or the inability of customers to make required payments. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible.

Inventories

We value our inventories at the lower of first-in, first-out, or FIFO, cost or market and include all costs associated with manufacturing products: materials, inbound freight, labor and manufacturing overhead. We provide net realizable value reserves that reflect our best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Excluding newly introduced products, we reserve 100% of inventory items that have had no sales or usage in the trailing twelve-month period. We additionally reserve for items that have a quantity on hand in excess of the trailing twelve months’ sales and usage, ranging from 25% to 100% of the excess, depending on the number of years’ supply on hand. Based on this calculation, our reserve was approximately $4.8 million as of December 31, 2008. If the range were decreased by 10%, the reserve at December 31, 2008 would be reduced by $400,000. If the range were increased by 10%, the reserve at December 31, 2008 would be increased by $225,000.

Rental Equipment

We manufacture and purchase rental equipment for rent to others on a short-term basis and for resale. We record rental equipment at the lower of FIFO cost or market and depreciate it over the estimated useful life of the equipment, three to fifteen years, on a straight-line method. Rental equipment that is sold is charged to cost of sales on a FIFO basis.

Goodwill

We review the recorded value of our goodwill annually for the product sales reporting unit, the only business segment with goodwill, as of the end of the fiscal third quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. An additional review was performed as of December 31, 2008. The review for impairment requires us to estimate the fair value of our product sales reporting unit and considerable judgment must be exercised in determining these values.

When exercising judgment, we consider all of the relevant facts and circumstances available to us at the time. The critical factors affecting this analysis include:

•	the amount of adjusted EBITDA (which is income from operations adjusted to exclude depreciation and amortization of intangibles; gain (loss) from disposals of property, plant, and equipment; facility closing and severance expenses; and stock compensation expense) generated by our product sales business segment;

•	our historical ability to meet operating results compared to projections;

•	the level of expected activity in the nonresidential construction industry; and

•	our future prospects.

Taking all of these factors into account, we determine the fair value of our product sales reporting unit by deriving enterprise value indications using a weighted average of multiple valuation approaches, including discounted cash flow analyses and a range of adjusted EBITDA multiples from market prices of companies that provide a reasonable basis of comparison. The fair value of our product sales reporting unit would have had to decrease by approximately 20% and 40% as of September 30, 2008 and December 31, 2008, respectively, for our goodwill to have been impaired.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize deferred tax assets in the future. In estimating whether deferred tax assets are realizable, we consider both positive and negative evidence. We estimate levels of future taxable income by considering historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate taxable income. We record liabilities for uncertain tax matters based on an assessment of the likelihood of sustaining certain tax positions.

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

Our group medical reserve is undiscounted and based on the dollar-weighted average historical lag between the date the service was incurred and the date the claim is paid, which was approximately 110 days at December 31, 2008. A 5-day increase or decrease in the lag would increase or decrease the reserve by approximately $40,000.

Our workers’ compensation reserve is undiscounted and estimated based on industry development factors of incurred and paid losses. A one-percentage point increase or decrease in the development factor would increase or decrease the reserve by $130,000 at December 31, 2008.

The product and general liability reserve is undiscounted and is the sum of the loss estimate of known claims and the estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated based on the historical annual number of claims times the historical cost per claim. A 10% increase or decrease in the average cost would increase or decrease the December 31, 2008 reserve by approximately $50,000.

Pension Liabilities

Pension and other retirement benefits, including all relevant assumptions required by accounting principles generally accepted in the United States of America, are evaluated each year. Since there are many assumptions used to estimate future retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expense and obligations. Certain actuarial assumptions, such as the discount rate and expected long-term rate of return, have an impact on the amounts reported for net periodic pension cost and the related benefit obligations. In estimating the discount rate for our plans, we use a rate derived from a corporate yield curve.

A one percentage point change in the discount rate would have the following effects:

	One Percentage Point	One Percentage Point
	Increase	Decrease
	($ in thousands)

Effect on 2008 net periodic pension cost	$(152)	$227
Effect on December 31, 2008 pension benefit obligation	(2,209)	2,765

The Company’s expected return on plan assets is 8.0%, which represents a weighted average of 11% for equity securities, 5.5% for debt securities, and 4% for cash and cash equivalents and an insurance contract applied to the Plan’s target asset allocation. A one percentage point change in the expected return on plan assets would have the following effects:

	One Percentage Point	One Percentage Point
	Increase	Decrease
	($ in thousands)

Effect on 2008 net periodic pension cost	$(135)	$135

Revenue Recognition

Revenue is generally recognized from product sales when the product is shipped from our facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are physically segregated, and we do not retain any specific performance obligations. For customer-requested bill and hold transactions in which a performance obligation exists on our part prior to the delivery date, we do not recognize revenue until the total performance obligation has been met and all of the above criteria related to bill and hold transactions have been met. In instances where the customer provides payment for these services prior to the delivery date, the revenue is deferred until all performance obligations have been met. Sales recognized under bill and hold arrangements were $3.8 million, $3.1 million, and $3.7 million as of December 31, 2008, 2007, and 2006, respectively. For rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements. Sales orders with multiple deliverables are allocated among the components based on the fair values of the individual components.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued several pronouncements that we adopted in 2008 or are required to adopt in 2009. However, currently these pronouncements are either not applicable to us or not material to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2008, the financial instruments we had that were sensitive to changes in interest rates are our $150.0 million revolving credit facility and our term loan with an outstanding balance of $99.3 million.

The outstanding balance under the revolving credit facility as of December 31, 2008 was $84.8 million, and the average borrowings for the fiscal year ended December 31, 2008 were $95.5 million. The facility has several interest rate options that re-price on a short-term basis. During the fiscal year ended December 31, 2008, our weighted average interest rate on the facility was 6.0%. A one percentage point increase or decrease in our weighted average interest rate on the facility would have increased or decreased our annual interest expense by approximately $1.0 million. Pursuant to recent amendments to the revolving credit agreement, effective as of March 23, 2009, (a) the interest rate has been increased to, at our option, the adjusted base rate, as defined, plus 5.5%, or LIBOR plus 6.5%, plus (i) an additional 1.5% on special overadvances, (other than additional special overadvances), as defined, and (ii) an additional 3.5% on additional special overadvances, as defined, (with up to (1) other than in the case of interest on special overadvances and additional special overadvances, 4.0% of the total interest rate paid-in-kind at our option, (2) in the case of interest of special overadvances (other than additional special overadvances), 3% of such interest paid-in-kind at our option and (3) in case of interest on additional special overadvances), 5% of such interest paid-in-kind at our option) and (b) the minimum adjusted base rate was established at 4.25% and the minimum LIBOR was established at 3.25%.

The term loan bears interest at three-month LIBOR plus 4.50%, with a LIBOR floor of 3.25%. Due to the floor, a one percentage point increase or decrease in three-month LIBOR would not have changed our annual interest expense. Effective March 16, 2009, pursuant to an amendment to the term loan credit facility, the interest rate increased to, at our option, the adjusted base rate, as defined, plus 11.50% or LIBOR plus 12.50% (with up to 8.00% of the total interest rate paid-in-kind at our option). Effective March 23, 2009, pursuant to an additional amendment to the term loan credit facility, the minimum adjusted base rate was increased to 4.25% from 3.25%.

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

The risk of changes in foreign exchange rates on the translation of the financial statements of our Canadian subsidiary is not material.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dayton Superior Corporation
Dayton, OH

We have audited the accompanying consolidated balance sheets of Dayton Superior Corporation and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dayton Superior Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses, stockholders’ deficit, and inability to generate sufficient cash flow to meet its obligations as they come due and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109.” Also, as discussed in Note 6, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expresses an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio
March 31, 2009

Dayton Superior Corporation and Subsidiary

Consolidated Balance Sheets
As of December 31

	2008	2007
	($ in thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$398	$3,381
Accounts receivable, net of reserves for doubtful accounts and sales returns and allowances of $4,536 and $4,447	58,435	68,593
Inventories	66,732	66,740
Prepaid expenses and other current assets	7,551	5,718
Prepaid income taxes	—	740

Total current assets	133,116	145,172

Rental equipment, net of accumulated depreciation of $69,923 and $67,276	63,426	67,640

Property, plant and equipment
Land and improvements	1,655	2,020
Buildings and leasehold improvements	22,253	18,391
Machinery and equipment	90,452	94,943

	114,360	115,354
Less accumulated depreciation	(59,250)	(58,542)

Net property, plant and equipment	55,110	56,812

Goodwill	43,643	43,643
Other assets	4,792	3,986

Total assets	$300,087	$317,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$84,846	$—
Current portion of long-term debt	252,987	8,990
Accounts payable	24,093	39,204
Accrued compensation and benefits	15,862	15,456
Accrued interest	3,016	6,193
Accrued freight	2,924	4,065
Other accrued liabilities	8,428	9,219

Total current liabilities	392,156	83,127
Other long-term debt, net of current portion	61	315,607
Other long-term liabilities	14,148	8,162

Total liabilities	406,365	406,896

Commitments and contingencies (Note 8)
Stockholders’ deficit Common stock; $0.01 par value; 100,000,000 shares authorized; 19,070,697 (251,492 unvested) and 19,066,212 (502,982 unvested) outstanding	191	191
Additional paid-in capital	208,621	207,181
Loans to stockholders	(1,119)	(1,085)
Accumulated other comprehensive loss	(6,711)	(618)
Accumulated deficit	(307,260)	(295,312)

Total stockholders’ deficit	(106,278)	(89,643)

Total liabilities and stockholders’ deficit	$300,087	$317,253

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Operations
Years Ended December 31

	2008	2007	2006
	($ and shares in thousands,
	except per share amounts)

Product sales	$399,929	$398,404	$388,100
Rental revenue	57,454	59,671	62,769
Used rental equipment sales	18,488	24,883	28,441

Net sales	475,871	482,958	479,310

Product cost of sales	281,929	292,946	296,351
Rental cost of sales	32,145	33,295	36,845
Used rental equipment cost of sales	2,507	4,951	7,706

Cost of sales	316,581	331,192	340,902

Product gross profit	118,000	105,458	91,749
Rental gross profit	25,309	26,376	25,924
Used rental equipment gross profit	15,981	19,932	20,735

Gross profit	159,290	151,766	138,408
Selling, general and administrative expenses	110,659	106,882	106,453
Facility closing and severance expenses	3,843	1,753	423
Loss (gain) on disposals of property, plant and equipment	(296)	560	(1,504)

Income from operations	45,084	42,571	33,036
Other expenses
Interest expense	50,229	47,019	49,983
Interest income	(260)	(493)	113
Loss on extinguishment of long-term debt	6,224	—	—
Other expense	219	2,300	555

Loss before provision for income taxes	(11,328)	(6,255)	(17,615)
Provision for income taxes	620	437	394

Net loss	$(11,948)	$(6,692)	$(18,009)

Basic net loss per common share	$(0.64)	$(0.37)	$(1.76)
Weighted average number of common shares outstanding	18,564	18,284	10,225
Diluted net loss per common share	$(0.64)	$(0.37)	$(1.76)
Weighted average number of common shares and equivalents outstanding	18,564	18,284	10,225

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2008, 2007, and 2006

							Accumulated Other Comprehensive Loss
								Pension and
								Other
							Cumulative	Post-
			Additional				Foreign	Retirement
	Common stock		Paid-in	Loans to	Treasury stock		Currency	Benefits	Accumulated
	Shares	Amount	Capital	Stockholders	Shares	Amount	Translation	liability	Deficit	Total
	($ in thousands)

Balances January 1, 2006	9,522,165	$115,248	$—	$(1,643)	111,167	$(1,509)	$631	$(2,393)	$(270,611)	$(160,277)
Net loss									(18,009)	(18,009)
Foreign currency translation adjustment							(55)			(55)
Change in pension liability								733		733
Adoption of SFAS 158								(40)		(40)
Reincorporation as a Delaware corporation	(111,167)	(115,154)	113,645		(111,167)	1,509				—
Expiration of put options as a result of initial public offering	506,318	5	800	(805)						—
Grant of stock options and restricted stock	1,005,967	10	2,239							2,249
Changes in loans to stockholders				180						180
Issuance of common stock, net of issuance costs of $9,203	7,850,000	79	84,918							84,997

Balances at December 31, 2006	18,773,283	188	201,602	(2,268)	—	—	576	(1,700)	(288,620)	(90,222)
Net loss									(6,692)	(6,692)
Change in pension and other post-retirement benefits								(251)		(251)
Foreign currency translation adjustment							757			757
Issuance of common stock, net of issuance costs of $402	250,000	3	2,595							2,598
Exercise of stock options, including benefit for income taxes of $25	20,641	—	205							205
Exercise of warrants	22,288	—	—							—
Stock compensation expense			2,779							2,779
Changes in loans to stockholders				1,183						1,183

Balances at December 31, 2007	19,066,212	191	207,181	(1,085)	—	—	1,333	(1,951)	(295,312)	(89,643)
Net loss									(11,948)	(11,948)
Change in pension and other post-retirement benefits								(4,865)		(4,865)
Foreign currency translation adjustment							(1,228)			(1,228)
Exercise of warrants	4,485	—								—
Stock compensation expense			1,440							1,440
Changes in loans to stockholders				(34)						(34)

Balances at December 31, 2008	19,070,697	$191	$208,621	$(1,119)	—	$—	$105	$(6,816)	$(307,260)	$(106,278)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31

	2008	2007	2006
	($ in thousands)

Cash Flows From Operating Activities:
Net loss	$(11,948)	$(6,692)	$(18,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23,824	25,106	25,919
Amortization of intangibles	129	247	560
Provision for accounts receivable reserve	4,657	3,023	3,712
Loss on extinguishment of long-term debt	6,224	—	—
Stock compensation expense	1,440	2,779	2,249
Deferred income taxes	(102)	(9)	(315)
Amortization of deferred financing costs and debt discount	12,676	7,021	5,680
Amortization of deferred gain from sale-leaseback	(777)	(1,624)	(3,021)
Gain on sales of used rental equipment	(15,981)	(19,932)	(20,735)
(Gain) loss on disposals of property, plant, and equipment	(120)	1,050	435
Change in assets and liabilities:
Accounts receivable	860	471	(8,258)
Inventories	(381)	(8,142)	(1,024)
Prepaid expenses and other assets	20	220	(581)
Prepaid income taxes	—	(415)	226
Accounts payable	(12,700)	(125)	9,576
Accrued liabilities and other long-term liabilities	(4,640)	(4,153)	7,336

Net cash provided by (used in) operating activities	3,181	(1,175)	3,750

Cash Flows From Investing Activities:
Property, plant and equipment additions	(12,309)	(19,943)	(13,237)
Proceeds from sale of property, plant, and equipment	1,506	38	21
Rental equipment additions	(12,592)	(25,230)	(21,535)
Proceeds from sales of used rental equipment	22,997	23,715	23,532

Net cash used in investing activities	(398)	(21,420)	(11,219)

Cash Flows From Financing Activities:
Repayments of long-term debt, including revolving credit facility	(323,921)	(108,767)	(190,608)
Issuance of long-term debt, including revolving credit facility	328,437	106,449	139,028
Financing costs incurred	(5,253)	(712)	(1,272)
Issuance of common stock, net of issuance costs	—	791	87,009
Prepayment premium on redemption of long term-debt	(4,641)	—	—
Change in loans to stockholders	(34)	1,183	180

Net cash provided by (used in) financing activities	(5,412)	(1,056)	34,337

Effect of Exchange Rate Changes on Cash	(354)	219	(55)

Net increase (decrease) in cash and cash equivalents	(2,983)	(23,432)	26,813
Cash and cash equivalents, beginning of year	3,381	26,813	—

Cash and cash equivalents, end of year	$398	$3,381	$26,813

Supplemental Disclosures:
Cash paid for income taxes	$304	$568	$341
Cash paid for interest	40,730	39,546	44,771
Purchase of equipment on capital lease	24	—	917
Property, plant and equipment and rental equipment additions in accounts payable	756	3,710	2,762
Financing cost additions in accounts payable	669	71	736
Common share issuance costs in accounts payable	—	—	2,012
Sales of used rental equipment in accounts and notes receivable	7,943	12,451	11,283

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Dayton Superior Corporation and Subsidiary

Consolidated Statements of Comprehensive Loss
Years Ended December 31

	2008	2007	2006
	($ in thousands)

Net loss	$(11,948)	$(6,692)	$(18,009)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,228)	757	(55)
Change in pension and other post-retirement benefits liability	(4,865)	(251)	693

Comprehensive loss	$(18,041)	$(6,186)	$(17,371)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
($ in thousands, except per share amounts)

(1)	The Company

The accompanying consolidated financial statements include the accounts of Dayton Superior Corporation and its wholly-owned subsidiary (collectively referred to as the “Company”). All intercompany transactions have been eliminated.

Odyssey Investment Partners Fund, LP (“Odyssey”) is the Company’s principal stockholder. Along with certain of its affiliates, co-investors, and certain members of the Company’s management who are a party to a voting agreement, Odyssey controlled 47.8% of the Company as of December 31, 2008.

In December 2006, in connection with the Company’s initial public offering of its common stock, the Company amended its certificate of incorporation to effectuate a 2.1673-for-1 stock split. All common share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

In its initial public offering, the Company issued 7,850,000 shares of common stock and received net proceeds of $84,997, net of issuance costs. In January 2007, the underwriters of the offering exercised a portion of their over-allotment option. The Company issued an additional 250,000 shares of common stock and received net proceeds of $2,598, net of issuance costs.

The Company believes it is the largest North American manufacturer and distributor of metal accessories and forms used in concrete construction and of metal accessories used in masonry construction. The Company has a distribution network consisting of 18 manufacturing/distribution plants and 22 service/distribution centers in the United States, Canada, and Mexico. The Company employs approximately 600 salaried and 800 hourly personnel, of whom approximately 400 of the hourly personnel are represented by labor unions. Employees at the Miamisburg, Ohio; Parsons, Kansas; Des Plaines, Illinois; New Braunfels, Texas; Tremont, Pennsylvania; City of Industry, California, and Aurora, Illinois facilities are covered by collective bargaining agreements.

(2)	Going Concern

The financial statements were prepared assuming that the Company will continue as a going concern. The Company’s recurring losses, stockholders’ deficit and inability to generate sufficient cash flow to meet its obligations as they come due and sustain its operations raise substantial doubt about its ability to continue as a going concern. Further, if the Company is unsuccessful in refinancing or extending the term of its revolving credit facility, term loan and/or Senior Subordinated Notes, and the Company likely would be required to seek the protection of the federal bankruptcy laws. In addition, it is possible that creditors could file an involuntary petition in bankruptcy against the Company

The Company has been engaged in a process to evaluate possible strategic alternatives in light of the maturity of indebtedness under its senior credit facilities and the pending maturity of its outstanding Senior Subordinated Notes. These alternatives have included the possible sale of the company or a controlling interest in the Company, and an exploration of available options to refinance or otherwise restructure its outstanding indebtedness.

As of March 27, 2009, the Company had $367,814 in principal amount of debt (excluding debt discounts) maturing on or before June 15, 2009. If the Company is unable to refinance or extend that debt before its maturity, or if that debt is accelerated due to default, and the Company’s lenders require immediate repayment, the Company will not be able to repay them. The Company’s $150,000 revolving credit facility and term loan with a balance of $99,250 were scheduled to mature on March 14, 2009 unless the Company was able to repay or refinance the Senior Subordinated Notes due June 2009 prior to that time. The Company was unable to repay or refinance the Senior Subordinated Notes before the initial maturity date of the revolving credit facility and term loan. While the Company has entered into amendments to the revolving credit and term loan agreements to extend the scheduled maturities to give the Company time to continue negotiations on the terms of a more comprehensive amendment or forbearance arrangement and to allow the Company to continue to evaluate possible strategic alternatives to

Notes to Consolidated Financial Statements — (Continued)

enhance stockholder value (including the possible sale of the Company or a controlling interest in the Company), as of March 31, 2009, those maturities had been extended only until April 9, 2009. In addition, the amendments (i) increase the rate of interest payable thereunder and provide for the payment of certain fees; (ii) require the Company to make interest rate payments on a monthly basis, rather than quarterly; (iii) require the Company to provide more frequent disclosures; (iv) provide that the Company will not extend its previously announced private exchange offer and concurrent consent solicitation with respect to the Notes that expires April 9, 2009 or accept for payment any Senior Subordinated Notes surrendered in connection therewith; and (v) require the Company provide, on or prior to April 9, 2009, a letter of intent or definitive term sheet for the acquisition of the Company by a person acceptable to the lenders on terms and conditions satisfactory to the lenders.

The Company’s Senior Subordinated Notes, which have a face value of $154,729, mature on June 15, 2009; however, the maturity of the Senior Subordinated Notes may be accelerated by the holders if the Company fails to repay its revolving credit facility and term loan when due. The Company commenced a private offer in July 2008 to exchange the Senior Subordinated Notes in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. The Company periodically has extended that offer, and the current expiration date of the offer is April 9, 2009. As of March 31, 2009, that offer had not been accepted by the holders of the required 95% in aggregate principal amount of the Senior Subordinated Notes (as of the close of business on March 12, 2009, only Senior Subordinated Notes with an aggregate principal amount of only $9,600 had been tendered and not withdrawn).

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable Reserves

The Company maintains reserves for sales discounts and allowances and for doubtful accounts for estimated losses resulting from customer disputes and/or the inability of customers to make required payments. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible.

Inventories

The Company values inventories at the lower of first-in, first-out (“FIFO”) cost or market. The Company provides net realizable value reserves, which reflect the Company’s best estimate of the excess of the cost of potential obsolete and slow moving inventory over the expected net realizable value. Following is a summary of the components of inventories as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Raw materials	$13,641	$13,534
Work in progress	6,598	3,518
Finished goods	46,493	49,688

Total Inventory	$66,732	$66,740

Notes to Consolidated Financial Statements — (Continued)

Rental Equipment

Rental equipment is manufactured and purchased by the Company for rent to others on a short-term basis. Additionally, used rental equipment is sold to customers. Rental equipment is recorded at the lower of FIFO cost or market and is depreciated over the estimated useful lives of the equipment, three to fifteen years, on a straight-line basis. Rental equipment that is sold is charged to cost of sales on a FIFO basis.

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

Included in the cost of property, plant and equipment and rental equipment are assets obtained through capital leases. As of December 31, 2008, the cost of assets under capital lease is $3,426 with accumulated amortization of $2,084. As of December 31, 2007, the cost of assets under capital lease was $4,829, with accumulated amortization of $2,819. Amortization expense related to assets under capital lease was $588, $553, and $778 for the years ended December 31, 2008, 2007, and 2006, respectively.

In accordance with SFAS No. 144, the Company tests for the recoverability of property, plant, and equipment whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. There was no impairment to property, plant, and equipment for the years ended December 31, 2008, 2007, and 2006.

Goodwill

The Company reviews the recorded value of its goodwill annually for the product sales reporting unit, which is the only business segment with goodwill, as of the end of the fiscal third quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. An additional review was performed as of December 31, 2008. The review for impairment requires the Company to estimate the fair value of its product sales reporting unit and considerable judgment must be exercised in determining these values.

When exercising judgment, the Company considers all of the relevant facts and circumstances available to us at the time. The critical factors affecting this analysis include:

•	the amount of adjusted EBITDA (which is income from operations adjusted to exclude depreciation and amortization of intangibles; gain (loss) from disposals of property, plant, and equipment; facility closing and severance expenses; and stock compensation expense) generated by the product sales reporting unit;

•	the historical ability to meet operating results compared to projections;

•	the level of expected activity in the nonresidential construction industry; and

•	the Company’s future prospects.

Taking all of these factors into account, the Company determine the fair value of the product sales reporting unit by deriving enterprise value indications using a weighted average of multiple valuation approaches, including discounted cash flow analyses and a range of adjusted EBITDA multiples from market prices of companies that provide a reasonable basis of comparison.

There was no impairment to goodwill for the years ended December 31, 2008, 2007 and 2006.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in

Notes to Consolidated Financial Statements — (Continued)

effect for the years the differences are expected to reverse. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize deferred tax assets in the future. In estimating whether deferred tax assets are realizable, we consider both positive and negative evidence. We estimate levels of future taxable income by considering historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate taxable income.

The Company also records liabilities for uncertain tax matters based on an assessment of the likelihood of sustaining certain tax positions.

Foreign Currency Translation Adjustment

The financial statements of the Company’s foreign subsidiary are maintained in its functional currency (Canadian dollars) and are then translated into U.S. dollars. The balance sheets are translated at end of year rates while revenues, expenses and cash flows are translated at weighted average rates throughout the year. Translation adjustments, which result from changes in exchange rates from period to period, are accumulated in a separate component of stockholders’ deficit.

Transactions in foreign currencies are translated into U.S. dollars at the rate in effect on the date of the transaction. Changes in foreign exchange rates from the date of the transaction to the date of the settlement of the asset or liability are recorded as income or expense.

Revenue Recognition

Revenue is generally recognized from product sales when the product is shipped from the Company’s facilities and risk of loss and title have passed to the customer. Additionally, revenue is recognized at the customer’s written request and when the customer has made a fixed commitment to purchase goods on a schedule consistent with the customer’s business, where risk of ownership has passed to the buyer, the goods are physically segregated, and we do not retain any specific performance obligations. For customer-requested bill and hold transactions in which a performance obligation exists on the Company’s part prior to the delivery date, we do not recognize revenue until the total performance obligation has been met and all of the above criteria related to bill and hold transactions have been met. In instances where the customer provides payment for these services prior to the delivery date, the revenue is deferred until all performance obligations have been met. Sales recognized under bill and hold arrangements were $3,845, $3,064, and $3,675 as of December 31, 2008, 2007, and 2006, respectively. For rental equipment sales, revenue is recognized and recorded on the date of shipment. Rental revenues are recognized ratably over the terms of the rental agreements. Sales orders with multiple deliverables are allocated among the components based on the relative fair values of the individual components. Freight amounts billed to a customer in a sales transaction are classified as sales and totaled $15,287, $12,848, and $13,443 for the years ended December 31, 2008, 2007, and 2006, respectively. The related costs are recorded as cost of sales.

Customer Rebates

The Company offers rebates to certain customers that are redeemable only if the customer meets certain specified thresholds relating to an aggregate level of sales. The Company records such rebates as a reduction of sales in the periods that the individual sales transactions are recognized. The rebates accrued as of December 31, 2008 and 2007 were $1,407 and $2,849, respectively.

Stock Compensation Expense

The Company measures compensation cost for stock options and restricted stock in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, using a modified prospective application.

Notes to Consolidated Financial Statements — (Continued)

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding, if dilutive, during each period. The Company’s common stock equivalents consist of unvested shares, warrants, and stock options. For the years ended December 31, 2008, 2007, and 2006, shares of 1,907,392, 1,478,626, and 1,868,092, respectively, were not included in the calculation of diluted loss per share as their effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Examples of accounts in which estimates are used include the allowance for doubtful accounts and sales returns and allowances, the reserve for excess and obsolete inventory, the fair value of the Company’s product sales reporting unit, the accrual for self-insured employee medical claims, the self-insured general liability accrual, the self-insured workers’ compensation accrual, accruals for litigation losses, the valuation allowance for deferred tax assets, stock-based compensation, and actuarial assumptions used in determining pension benefits.

Fair Value of Financial Instruments

The carrying amount of accounts receivable approximate fair value because of the relatively short maturity of these financial instruments. Fair values of debt are based on recent quoted market prices of the Company’s debt instrument or similar debt instruments.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued several pronouncements that we adopted in 2008 or are required to adopt in 2009. However, currently these pronouncements are either not applicable or not material to the Company’s consolidated financial statements.

(4)	Credit Arrangements

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

Notes to Consolidated Financial Statements — (Continued)

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

Under the new revolving credit facility, borrowings are limited to 85% of eligible accounts receivable and 60% of eligible inventories and rental equipment. At December 31, 2008, $107,881 was available, of which $84,846 was outstanding at a weighted average interest rate of 5.3%. Outstanding letters of credit were $8,924, resulting in available borrowings of $14,111. The new revolving credit facility was scheduled to mature on March 14, 2009 unless the Senior Subordinated Notes (the “Notes”) that mature in June 2009 were repaid or refinanced prior to that time. The Company was unable to repay or refinance the Notes before the initial maturity date. While the Company has entered into amendments to the new revolving credit facility to extend the scheduled maturities to give the Company time to continue negotiations on the terms of a more comprehensive amendment or forbearance arrangement and to allow the Company to continue to evaluate possible strategic alternatives to enhance stockholder value (including the possible sale of the Company or a controlling interest in the Company), as of March 31, 2009, those maturities had been extended only until April 9, 2009. In addition, the amendments (i) increase the rate of interest payable thereunder and provide for the payment of certain fees; (ii) require the Company to make interest rate payments on a monthly basis, rather than quarterly; (iii) require the Company to provide more frequent disclosures; (iv) provide that the Company will not extend its previously announced private exchange offer and concurrent consent solicitation with respect to the Notes that expires April 9, 2009 or accept for payment any Senior Subordinated Notes surrendered in connection therewith; and (v) require the Company provide, on or prior to April 9, 2009, a letter of intent or definitive term sheet for the acquisition of the Company by a person acceptable to the lenders on terms and conditions satisfactory to the lenders. Pursuant to recent amendments to the revolving credit agreement, effective as of March 23, 2009, (a) the interest rate has been increased to, at the Company’s option, the adjusted base rate, as defined, plus 5.5%, or LIBOR plus 6.5%, plus (i) an additional 1.5% on special overadvances (other than additional special overadvances), as defined, and (ii) an additional 3.5% on additional special overadvances, as defined, (with up to (1) other than in the case of interest on special overadvances and additional special overadvances, 4.0% of the total interest rate paid-in-kind at the Company’s option, (2) in the case of interest on special overadvances (other than additional special overadvances), 3.0% of such interest paid-in-kind at the Company’s option and (3) in the case of interest on additional special overadvances), 5.0% of such interest paid-in-kind at the Company’s option) and (b) the minimum adjusted base rate was established at 4.25% and the minimum LIBOR was established at 3.25%. The revolving credit facility is secured by a first priority security interest on substantially all of the current assets of the Company. and a second priority security interest on substantially all of the fixed assets of the Company.

The term loan was issued at a discount, which is being accreted to the face value using the effective interest method and reflected as interest expense. The loan was initially scheduled to mature on March 14, 2009 unless the Notes were repaid or refinanced prior to that time. The Company was unable to repay or refinance the Notes before the initial maturity date. While the Company has entered into amendments to the term loan to extend the scheduled maturities to give the Company time to continue negotiations on the terms of a more comprehensive amendment or forbearance arrangement and to allow the Company to continue to evaluate possible strategic alternatives to enhance stockholder value (including the possible sale of the Company or a controlling interest in the Company), as of March 31, 2009, those maturities had been extended only until April 9, 2009. In addition, to the amendments (i) increase the rate of interest payable thereunder and provide for the payment of certain fees; (ii) require the Company to make interest rate payments on a monthly basis, rather than quarterly; (iii) require the Company to provide more frequent disclosures; (iv) provide that the Company will not extend its previously announced private exchange offer and concurrent consent solicitation with respect to the Notes that expires April 9, 2009 or accept for payment any Senior Subordinated Notes surrendered in connection therewith; and require that the Company

Notes to Consolidated Financial Statements — (Continued)

provide, on or prior to April 9, 2009, a letter of intent or definitive term sheet for the acquisition of the Company by a person acceptable to the agent and the lenders on terms and conditions satisfactory to the agent and the lenders. Effective March 16, 2009, the interest rate increased to, at the Company’s option, the adjusted base rate, as defined, plus 11.50%, or LIBOR plus 12.50% (with up to 8.00% of the total interest rate paid-in-kind at the Company’s option). Effective March 23, 2009, pursuant to an additional amendment to the term loan credit facility, the minimum adjusted base rate was increased to 4.25% from 3.25%. The term loan is subject to financial covenants based on debt to adjusted EBITDA, as defined in the agreement, and interest coverage. The Company is in compliance with both of these covenants. Adjusted EBITDA would have had to decrease by approximately $14,000 for the Company to have been out of compliance with the more restrictive covenant. The term loan is secured by a first priority security interest in substantially all of the fixed assets of the Company and a second priority security interest in substantially all of the current assets of the Company. The estimated fair value of the term loan as of December 31, 2008 was approximately $85,835.

The average borrowings, maximum borrowings and weighted average interest rates on the new revolving credit facility and its predecessor for the periods indicated were as follows:

	For the Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Average borrowing	$95,520	$11,925	$69,784
Maximum borrowing	129,346	27,050	83,200
Weighted average interest rate	6.0%	13.5%	8.1%

The weighted average interest rate is calculated by dividing interest expense (which is the sum of interest on borrowings, letter of credit fees, and commitment fees on unused credit and borrowing availability) by average borrowings. The high weighted average interest rate for the year ended December 31, 2007 is a reflection of the limited average borrowings during that period. Interest expense on the facility for the year ended December 31, 2007 was $1,611, consisting of $962 of interest on borrowings (8.1%), $239 of letter of credit fees (2.0%), and $410 for commitment fees on unused availability (3.4%).

Effective March 16, 2009, the interest rate increased to, at the Company’s option, the adjusted base rate, as defined, plus 5.5%, or LIBOR plus 6.5% (with up to 4.0% of the total interest rate paid-in-kind at the Company’s option), plus an additional 1.5% on special overadvances, as defined. Effective March 23, 2009, the minimum adjusted base rate was increased to 4.25%, and the interest rate on special overadvances, is, at the Company’s option, the adjusted base rate plus 11.0% or LIBOR plus 10.0% (with up to 5.0% of the total interest rate payable-in-kind at the Company’s option).

Following is a summary of the Company’s other long-term debt as of December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007

Senior Subordinated Notes, interest rate of 13.0%	$154,729	$154,729
Debt discount on Senior Subordinated Notes	(1,117)	(3,045)
Term loan, interest rate of 7.9%	99,250	—
Debt discount on term loan	(1,175)	—
Senior Second Secured Notes, interest rate of 10.75%	—	165,000
Debt discount on Senior Second Secured Notes	—	(1,393)
Senior notes payable to seller in 2003 acquisition, non-interest bearing, accreted at 14.5%	—	6,907
Debentures	1,024	1,035
Capital lease obligations	337	1,364

Total long-term debt	253,048	324,597
Less current maturities	(252,987)	(8,990)

Long-term portion	$61	$315,607

Notes to Consolidated Financial Statements — (Continued)

The Notes mature on June 15, 2009. However the maturity of the Notes may be accelerated by the holders if the Company fails to repay its revolving credit facility and term loan when due. In July 2008 the Company commenced a private offer to exchange its Notes in a private placement for an equal amount of newly issued Senior Secured Notes due September 2014. The Company has periodically extended that offer, and the current expiration date is April 9, 2009. As of March 31, 2009, that offer had not been accepted by the holders of the required 95% in aggregate principal amount of the Notes (as of the close of business on March 12, 2009, Notes with an aggregate principal amount of $9.6 million had been tendered and not withdrawn). Effective March 23, 2009, amendments to the new revolving credit facility and the term loan restrict the Company from further extending the offer or from accepting for payment any Notes surrendered in connection with the exchange offer. The Notes were issued at a discount that is being accreted to the face value using the effective interest method and is reflected as interest expense. The Notes were issued with warrants that allow the holders to purchase 254,172 shares of the Company’s common stock for $0.0046 per share, of which 227,395 remain outstanding as of December 31, 2008. The estimated fair value of the notes was $100,760 and $145,445 as of December 31, 2008 and 2007, respectively.

A breach of any of the covenants or restrictions contained in any of existing or future debt agreements could result in an event of default under those agreements. Such a default could allow the creditors under the debt agreements to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding thereunder to be due and payable. If our creditors require immediate repayments, we may not be able to repay them.

Other long-term debt at December 31, 2008 consisted of $1,024 of 9.1% junior subordinated debentures and $337 of capital lease obligations. The debentures are due on demand, but have an ultimate maturity of September 30, 2029. The capital lease obligations are due in monthly payments through August 2014.

The wholly-owned foreign subsidiary of the Company is not a guarantor of the Notes and does not have any credit arrangements senior to the Notes. The Company’s ability to pay dividends on its common stock is limited by the covenants of its revolving credit facility and the indentures governing its outstanding debt securities.

Scheduled maturities of long-term debt and future minimum lease payments under capital leases are as follows:

	Revolving	Other Long-	Capital
Year	Credit Facility	Term Debt	Leases	Total

2009	$84,846	$255,003	$295	$340,144
2010	—	—	46	46
2011			5	5
2012			5	5
2013			5	5
Thereafter	—	—	3	3

Long-term debt and capital lease payments	84,846	255,003	359	340,208
Less: Debt discount	—	(2,292)	—	(2,292)
Less: Amounts representing interest	—	—	(22)	(22)

	$84,846	$252,711	$337	$337,894

The Company capitalizes financing costs associated with obtaining debt instruments and amortizes them over the life of the credit agreement. The costs are reflected as “Other assets” on the consolidated balance sheets and had a net value of $2,717 and $1,810 as of December 31, 2008 and 2007, respectively. The amortization is reflected as “Interest expense” on the consolidated statements of operations and was $4,811, $2,556, and $1,821 for the years ended December 31, 2008, 2007, and 2006, respectively.

Notes to Consolidated Financial Statements — (Continued)

(5)	Common Stock

Stock Option Plan —

The 2000 Dayton Superior Corporation Stock Option Plan, as amended, (“Stock Option Plan”), permits the grant of stock options to purchase 1,667,204 shares of common stock. Options that are cancelled may be reissued. The following table sets forth the status of the authorized options as of December 31, 2008:

Granted and outstanding	1,428,505
Granted and exercised	122,998
Available for granting	115,701

Total	1,667,204

The terms of the option grants are five or ten years from the date of grant. The weighted average remaining life of the outstanding options was 6.4 years as of December 31, 2008. For the options granted in 2008, 145,000 vest at a rate of 25% on each of the first four anniversaries of the grant date and 570,000 vest upon the earliest of: (i) December 31, 2010, (ii) immediately prior to a sale of the Company, or (iii) upon termination of employment without cause following a change of control of the Company. The options granted in 2007 vested upon stockholder approval, which was approximately a month after the issuance date. The options granted during 2006 vested on the grant date. For the options granted prior to 2006, between 10% and 25% of each option has a fixed vesting period of less than three years, with the remaining 75% to 90% of the option becoming exercisable nine years after the grant date. These options may be subject to accelerated vesting over one to five years from the grant date based on Company performance or upon certain change in control events based on the rate of return on investment achieved by the Company’s largest stockholder. Under the Stock Option Plan, the option exercise price must not be less than the stock’s market price on date of grant.

The Company accounts for stock options in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and recorded non-cash compensation expense of $229, $144, and $699 for the years ended December 31, 2008, 2007 and 2006. Due to the Company’s net operating losses, no income tax benefit was recognized related to these options. The remaining expected future compensation expense for unvested stock options, based on estimated forfeitures of 7%, was $469 as of December 31, 2008, and is expected to be expensed over a weighted average period of 1.2 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following assumptions used for grants during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Risk-free interest rates	1.80 – 2.60%	4.19 – 4.61%	4.80%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	5 years	2 – 2.5 years	1 year
Range of expected volatility	81.46 – 121.38%	16.31 – 47.03%	158.75%
Weighted average volatility	113.28%	31.39%	158.75%

The expected life is based on the estimated future exercise patterns. The expected volatility was based on the continuously compounded rate of return of the Company’s daily stock price.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s stock option plans at December 31, 2008, 2007, and 2006, and changes during the years then ended is presented in the table and narrative below:

		Weighted
		Average	Unvested	Weighted	Aggregate
	Number of	Exercise Price	Number of	Average Grant-	Intrinsic
	Shares	Per Share	Shares	Date Value	Value

Outstanding at January 1, 2006	871,391	$11.96	671,901	$2.93	$—
Granted	80,307	12.46	80,307	2.93
Vested	—		(80,307)	2.93
Expired	(13,142)	12.28	—
Forfeited	(79,111)	12.67	(79,111)	2.22

Outstanding at December 31, 2006	859,445	11.93	592,790	3.02	293
Granted	35,091	8.13	35,091	1.02	—
Vested	—		(35,091)	1.02
Exercised	(20,641)	8.74	—		65
Expired	(20,592)	12.49	—
Forfeited	(109,541)	12.51	(109,541)	3.30

Outstanding at December 31, 2007	743,762	11.74	483,249	2.96	—
Granted	715,000	0.50	715,000	0.39
Expired	(16,228)	8.18	—
Forfeited	(14,029)	12.46	(14,029)	3.53

Outstanding at December 31, 2008	1,428,505	6.35	1,184,220	1.56	$177

Price ranges and other information for stock options outstanding at December 31, 2008 are as follows:

	Outstanding				Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
		Exercise	Remaining	Intrinsic		Exercise	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value

$0.33 - $4.12	732,219	$0.99	9.7	$177	17,219	$4.12	$—
$8.97	14,536	8.97	0.1	—	14,536	8.97	—
$11.07 - $12.69	681,750	12.07	2.9	—	212,530	12.18	—

	1,428,505	$6.35	6.4 years	$177	244,285	$11.42	$—

As of December 31, 2008, the number of shares exercisable and expected to become exercisable was 1,342,497. The weighted average exercise price was $6.15, the weighted average remaining life was 6.4 years, and the aggregate intrinsic value was $177. The weighted average life of the exercisable shares is 3.4 years. The aggregate intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, and represents only in-the-money options.

During 2006, the Compensation Committee of the Board of Directors of the Company approved the issuance of 1,005,967 shares of restricted common stock to certain executives. Due to the completion of the Company’s initial public offering in December 2006, 25% of the stock vested on each of December 31, 2006, 2007, and 2008, and the remaining 25% will vest on December 31, 2009. The unvested portion of the stock is subject to forfeiture by the executive under certain circumstances and is subject to accelerated vesting upon a change of control, as defined.

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS 123R, the per share grant-date fair value was the fair value of a share of common stock on the grant date. The Company recorded $1,211, $2,635 and $1,550 of compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. The remaining compensation expense for unvested restricted stock is expected to be $485 in 2009. There was no cash impact to the Company for the restricted stock. Due to the Company’s net operating losses, no income tax benefit was recognized related to the stock.

A summary of the status of the Company’s outstanding restricted stock as of and for the year ended December 31, 2008, is presented in the table below:

			Weighted
	Total	Unvested	Average
	Number of	Number of	Grant-Date
	Shares	Shares	Fair Value

Outstanding at January 1, 2006	—	—	$—
Granted	1,005,967	1,005,967	5.85
Vested	—	(251,492)	5.85

Outstanding at December 31, 2006	1,005,967	754,475	5.85
Vested	—	(251,493)	5.85

Outstanding at December 31, 2007	1,005,967	502,982	5.85
Vested	—	(251,490)	5.85

Outstanding at December 31, 2008	1,005,967	251,492	$5.85

As of December 31, 2008, the unvested stock had an intrinsic value of $161.

(6)	Retirement Plans

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

Effective December 31, 2006, the Company adopted the provisions of SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The adoption of SFAS 158 increased stockholders’ deficit by $40.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status of the Company’s plans and the amounts recognized in the Company’s consolidated balance sheets and consolidated statements of operations as of and for the years ended December 31, 2008 and 2007:

	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$14,608	$13,920	$511	$539
Service cost	419	432	—	—
Interest cost	864	813	16	30
Amendments	110	—		—
Actuarial loss/(gain)	1,422	(144)	(213)	—
Participant contributions	—	—	155	128
Benefits paid	(458)	(413)	(120)	(186)

Benefit obligation at end of year	$16,965	$14,608	$349	$511

Change in plan assets
Fair value of plan assets at beginning of year	$13,091	$11,683	$—	$—
Actual return on plan assets	(2,564)	483	—	—
Participant contribution	—	—	155	128
Employer contribution	1,117	1,338	(35)	58
Benefits paid	(458)	(413)	(120)	(186)

Fair value of plan assets at end of year	$11,186	$13,091	$—	$—

Funded status	$(5,779)	$(1,517)	$(349)	$(511)

Amounts recognized in the statement of financial position consist of:
Current liability	$—	$—	$(26)	$(44)
Long-term liability	(5,779)	(1,517)	(323)	(467)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	7,750	2,772	(304)	(122)
Prior service cost	130	37	48	72

Notes to Consolidated Financial Statements — (Continued)

				Post	Post	Post
	Pension	Pension	Pension	Retirement	Retirement	Retirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$419	$432	$682	$—	$—	$—
Interest cost	864	813	760	16	30	27
Expected return on plan assets	(1,080)	(973)	(816)	—	—	—
Amortization of actuarial (gain) loss	88	70	145	(31)	(9)	(10)
Amortization of prior service cost	17	8	14	24	24	24

Net cost	$308	$350	$785	$9	$45	$41

Change in other comprehensive income:
Amortization of actuarial gain (loss)	$(88)	$(70)		$31	$8
Actuarial gain loss arising during the period	5,066	345		(213)	—
Amortization of prior service cost	(17)	(8)		(24)	(24)
Prior service cost arising during the period	110	—		—	—

Increase (decrease) in other comprehensive loss (income)	$5,071	$267		$(206)	$(16)

Amounts Expected to be		Post
Recognized in Net Periodic	Pension	Retirement
Pension Expense in 2009	Benefits	Benefits

(Gain) loss recognition	$472	$(27)
Prior service cost recognition	17	24

Total (before tax effect)	$489	$(3)

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2008	2007	2008	2007

Discount rate	5.75%	6.00%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A

The weighted average assumptions used in the actuarial computation that derived net periodic benefit cost were as follows:

	Pension	Pension	Pension
	Benefits	Benefits	Benefits	Postretirement	Postretirement	Postretirement
	2008	2007	2006	Benefits 2008	Benefits 2007	Benefits 2006

Discount rate	6.00%	6.00%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Notes to Consolidated Financial Statements — (Continued)

One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on assets. The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. The plan’s assets are invested primarily in equity and fixed income mutual funds. The Company uses its long-term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan’s assets to develop the expected rate of return assumption used in the net periodic pension cost calculation.

The Company’s expected return on plan assets is 8.0%, which represents a weighted average of 11% for equity securities, 5.5% for debt securities, and 4% for cash and cash equivalents and insurance contract applied to the Plan’s target asset allocations.

The postretirement healthcare benefit plan is unfunded and has no plan assets. Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for this benefit plan. At December 31, 2008 and 2007, the postretirement healthcare benefit plan had accumulated benefit obligations of $349 and $511, respectively, which consists of life insurance benefits. As the participant contributions exceed the benefit payments, there is no actuarial liability for medical benefits. Accordingly, the assumed health care cost trend rates are not applicable.

As of December 31, 2008 and 2007, the pension plan had accumulated benefit obligations of $16,965 and $14,609, respectively.

The pension plan asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2008	2007

Equity Securities	33%	48%
Debt Securities	30	26
Cash and Cash Equivalents	31	22
Insurance Contract	6	4

Total	100%	100%

The Company’s pension plan asset investment strategy is to invest in a combination of equities and fixed income investments while maintaining a moderate risk posture. The targeted asset allocation within the investment portfolio is 55% equities and 45% fixed income. The Company’s allocation is temporarily out of balance due to the recent rapid decline of the value of equity securities. The Company evaluates the performance of the pension investment program in the context of a three- to five-year horizon.

The Company’s contributions meet the minimum funding requirements of the Internal Revenue Service. For the year ended December 31, 2008, contributions totaling $1,117 were made, comprised of $300 for the fourth quarterly installment for the 2007 plan year and three quarterly installments of $272 each for the 2008 plan year. Total contributions in 2009 are expected to be $606.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits

2009	$585	$26
2010	637	27
2011	693	27
2012	763	27
2013	813	27
Years 2014-2018	5,101	131

Notes to Consolidated Financial Statements — (Continued)

Multi-Employer Pension Plan —

Approximately 20% of the Company’s employees are currently covered by collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and generally are based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer pension plans. The aggregate amount charged to expense under these plans was $475, $523, and $336 for the years ended December 31, 2008, 2007, and 2006, respectively.

401(k) Savings Plan —

Most employees are eligible to participate in Company-sponsored 401(k) savings plans. Company matching contributions were up to 2% of eligible compensation until March 31, 2008. Effective April 1, 2008, the matching contribution was enhanced to be up to 4.5% of eligible compensation. The aggregate amount charged to expense under these plans was $1,808, $808, and $751 for the years ended December 31, 2008, 2007, and 2006, respectively.

Retirement Contribution Account —

The Company’s defined contribution plan was replaced in 2008 with the enhanced 401(k) matching program and therefore had no expense. The amount charged to expense for the years ended December 31, 2007 and 2006 were $2,005 and $1,862, respectively.

(7)	Income Taxes

The following is a summary of the components of the Company’s income tax provision for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Current tax (benefit):
Federal	$(10)	$—	$—
State and local	140	493	—
Foreign	583	(47)	709
Deferred taxes	(3,896)	(1,227)	(5,777)
Change in valuation allowance	3,803	1,218	5,462

Total provision	$620	$437	$394

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2008, 2007, and 2006 for the following reasons:

	2008	2007	2006

Statutory income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal tax benefit and before valuation allowance	(1.3)	(7.8)	3.9
Permanent differences	(6.6)	(18.0)	(4.5)
Foreign income taxes	1.4	3.9	(2.0)
Valuation allowance	(33.5)	(19.2)	(31.0)
Other	(0.5)	(0.8)	(2.6)

Effective income tax rate	(5.5)%	(6.9)%	(2.2)%

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s deferred taxes as of December 31, 2008 and 2007 are the result of book/tax basis differences related to the following items:

	2008	2007

Deferred tax assets:
Accounts receivable reserves	$1,765	$1,730
Inventory reserves	1,781	1,898
Goodwill and intangible assets	2,547	2,156
Accrued liabilities	4,711	2,584
Other long-term liabilities	1,714	2,270
Net operating loss carryforwards	55,615	51,723
Other	410	407
Valuation allowance	(51,813)	(48,010)

Total	16,730	14,758

Deferred tax liabilities:
Accelerated depreciation	(16,660)	(14,495)
Note payable to seller of Safway	—	(286)

Total	(16,660)	(14,781)

Net deferred taxes	$70	$(23)

As of December 31, 2008, the Company’s net deferred tax assets are reported as $2,129 in the caption prepaid expenses and other current assets and $2,059 in the caption other long-term liabilities in the consolidated balance sheet.

For federal income tax purposes, the Company has federal net operating loss carryforwards of approximately $142,000 that expire over a ten-year period beginning in 2019. The Company also has state net operating tax loss carryforwards of approximately $109,000 that expire over a period of five to twenty years beginning in 2009. The Company has recorded a non-cash valuation allowance to reduce its deferred tax asset related to these net operating loss carryforwards and other net deferred tax assets, as estimated levels of future taxable income are less than the amount needed to realize these assets. If such estimates change in the future, the valuation allowance would be decreased or increased, resulting in a non-cash increase or decrease to net income.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company complied with the provisions of Interpretation No. 48 as of January 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on the consolidated financial statements. The Company files income tax returns in the United States, Canada, and in various state, local, and provincial jurisdictions. The Company is subject to U.S. Federal income tax examination for 2005 through 2007, and in other jurisdictions for 2000 through 2007. Use of net operating losses from years prior to these may re-open the examination period for those prior years. The Company recognizes interest and penalties as a component of the

Notes to Consolidated Financial Statements — (Continued)

provision for income taxes. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	For The Year Ended
	December 31,
	2008	2007

Balance at January 1	$987	$563
Additions for new tax positions in current year	—	570
Additions to existing tax positions from prior year	62	12
Reductions in existing tax positions from prior year	(728)	(170)
Reductions from expiration of statute	(5)	—
Interest	3	—
Foreign currency translation	(34)	12

Balance at December 31	$285	$987

As of December 31, 2008 and 2007, the amounts are reflected as $142 and $864, respectively, as reductions to the deferred tax asset related to the net operating loss carryforwards and $143 and $123, respectively, as income taxes payable, which, if recognized, would affect the future effective tax rate. There was no impact to the provision for income taxes or the effective rate reconciliation as a result of FIN 48. The total amount of accrued interest and penalties at December 31, 2008 and 2007 was $17 and $14, respectively. The Company does not expect any material changes in its uncertain tax positions for the next twelve months.

A provision has not been made for domestic or additional foreign taxes on the undistributed portion of earnings of the Company’s foreign subsidiary as those earnings have been permanently reinvested. The undistributed earnings of the Company’s foreign subsidiary approximate $8,000. The amount of the deferred tax liability associated with these earnings has not been calculated, as it is impractical to determine.

(8)	Segment Reporting

The Company uses three segments to monitor gross profit by sales type: product sales, rental revenue, and used rental equipment sales. These types of sales are differentiated by their source and gross margin percents of sales. Accordingly, this segmentation provides information for decision-making and resource allocation. Product sales represent sales of new products carried in inventories on the balance sheet. Cost of goods sold for product sales include material, manufacturing labor, overhead costs, and freight. Rental revenues represent the leasing of the rental equipment and are recognized ratably over the lease term. Cost of goods sold for rental revenues includes depreciation of the rental equipment, maintenance of the rental equipment, and freight. Sales of used rental equipment represent sales of the rental equipment after a period of generating rental revenue. Cost of goods sold for sales of used rental equipment consists of the net book value of the rental equipment. All other expenses, as well as assets and liabilities, are not tracked by sales type and therefore it is not practicable to disclose this information by segment. Depreciation was reflected in determining segment gross profit; however, it is not practicable to allocate the depreciation expense between the rental and used rental equipment segments. Export sales and sales by non-U.S. affiliates are not significant.

Notes to Consolidated Financial Statements — (Continued)

Information about the income of each segment and the reconciliations to the consolidated amounts for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006

Product sales	$399,929	$398,404	$388,100
Rental revenue	57,454	59,671	62,769
Used rental equipment sales	18,488	24,883	28,441

Net sales	475,871	482,958	479,310

Product cost of sales	281,929	292,946	296,351
Rental cost of sales	32,145	33,295	36,845
Used rental equipment cost of sales	2,507	4,951	7,706

Cost of sales	316,581	331,192	340,902

Product gross profit	118,000	105,458	91,749
Rental gross profit	25,309	26,376	25,924
Used rental equipment gross profit	15,981	19,932	20,735

Gross profit	$159,290	$151,766	$138,408

Depreciation Expense:
Product sales (Property, plant, and equipment)	$6,624	$5,657	$5,041
Rental Revenue (Rental equipment)	13,575	16,623	19,156
Corporate	3,625	2,826	1,722

Total depreciation	$23,824	$25,106	$25,919

(9)  Commitments and Contingencies

Operating Leases —

Rental expense for property, plant, and equipment (principally manufacturing/distribution, service/distribution, office facilities, forklifts, and office equipment) was $11,107, $10,261, and $7,514, for the years ended December 31, 2008, 2007 and 2006, respectively. Lease terms range from month-to-month to 20 years and some contain renewal options.

Aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount

2009	$10,468
2010	9,407
2011	8,241
2012	7,426
2013	6,527
Thereafter	30,100

Total	$72,169

Several of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as accrued rent. The amount of accrued rent as of December 31, 2008 and 2007 was $2,230 and $1,797, respectively.

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

Self-Insurance —

The Company is self-insured for certain of its group medical, workers’ compensation and general liability claims. The Company estimates the reserves required for these claims, which are undiscounted. No material revisions were made to the estimates for the years ended December 31, 2008, 2007 and 2006. The Company has reserved $7,715 and $6,387 as of December 31, 2008 and 2007, respectively. The Company has stop loss insurance coverage at various per occurrence and per annum levels depending on the type of claim. The stop loss amounts are as follows:

	Per Occurrence and		Aggregate
Insurance Type	per Annum Levels		per Annum Levels

Group Medical		$150		N/A
Worker’s Compensation	Up to $	350	Up to $	5,000
General Liability	Up to $	500	Up to $	4,000

Severance Obligations —

The Company has employment agreements with certain of its executive management with annual base compensation ranging in value from $300 to $555. The agreements generally provide for salary continuation in the event of termination without cause for periods of one to three years. The agreements also contain certain non-competition clauses. As of December 31, 2008, the remaining aggregate commitment under these severance agreements if all individuals were terminated without cause was approximately $3,800.

(10)	Facility Closing and Severance

Facility closing and severance expenses for the year ended December 31, 2008 were $3,843 and were related to the completion of the move of a manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove, Illinois and the reduction of overall headcount in response to declines in sales unit volumes. A summary of these activities as of and for the year ended December 31, 2008 is as follows:

	One-Time	Facility
	Termination	Closing
	Benefits	Costs	Total

Balance, January 1, 2008	$77	$—	$77
Facility closing and severance expenses	2,647	1,196	3,843
Amounts paid	(769)	(1,196)	(1,965)

Balance, December 31, 2008	$1,955	$—	$1,955

The remaining balance of the one-time termination benefits is expected to be paid throughout 2009. Expected future closing costs, primarily related to ongoing lease obligations of vacated facilities, of approximately $1,800 are expected to be incurred through the first quarter of 2013, approximately $800 of which is expected to be incurred in 2009.

Facility closing and severance expenses were $1,753 in 2007, due primarily to the move of a manufacturing and distribution operation from a leased facility in Des Plaines, Illinois to a newly leased facility in Elk Grove,

Notes to Consolidated Financial Statements — (Continued)

Illinois. Facility closing and severance expenses were $423 in 2006, due to a realignment of the Company’s management structure and lease costs of distribution facilities exited in previous years.

(11)	Related Party Transactions

As of December 31, 2008, 2007, and 2006, the Company had outstanding loans to stockholders of $1,119, $1,085, and $2,268, respectively. There have been no new loans or changes to the existing agreements since July, 2002.

For the years ended December 31, 2008, 2007, and 2006, the Company reimbursed Odyssey for travel, lodging, and meals of $33, $86, and $45, respectively.

(12)  Quarterly Financial Information (Unaudited)

	2008
	First		Second	Third	Fourth	Full
Quarterly Operating Data	Quarter		Quarter	Quarter	Quarter	Year

Net sales	$95,379		$141,037	$135,775	$103,680	$475,871
Gross profit	28,055		51,361	47,768	32,106	159,290
Net income (loss)	(17,663	)(1)	8,461	6,366	(9,112)	(11,948)
Net income (loss) per basic share	(0.95	)(1)	0.46	0.34	(0.49)	(0.64)
Net income (loss) per diluted share	(0.95	)(1)	0.44	0.33	(0.49)	(0.64)

	2007
	First	Second	Third	Fourth	Full
Quarterly Operating Data	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$99,022	$137,516	$130,823	$115,597	$482,958
Gross profit	29,371	44,423	39,064	38,908	151,766
Net income (loss)	(8,159)	4,383	386	(3,302)	(6,692)
Net income (loss) per basic share	(0.45)	0.24	0.02	(0.18)	(0.37)
Net income (loss) per diluted share	(0.45)	0.23	0.02	(0.18)	(0.37)

(1) Includes loss on extinguishment of long term debt of $6,224.

The full year diluted per share amounts do not equal the sum of the quarterly amounts due to the dilutive effect of common stock equivalents in periods with net income.

Due to weather, the non-residential construction industry is seasonal in most of North America. Demand for our products generally is higher in the spring and summer than in the winter and late fall. As a result, our first quarter net sales and income from operations typically are the lowest of the year. Our net sales and income from operations in the fourth quarter are also generally less than in the second and third quarters. Consequently, our working capital requirements related to accounts receivable and inventories, and therefore our peak revolving credit facility borrowings, tend to be higher in the second and third quarters.

DAYTON SUPERIOR CORPORATION AND SUBSIDIARY

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007, and 2006

	Additions		Deductions
	Balance at	Charged		Balance
	Beginning of	to Costs and		at End of
	Year	Expenses	Write-Offs	Year
	(Amounts in thousands)

Reserves for Doubtful Accounts and
Sales Returns and Allowances
For the year ended December 31, 2008	$4,447	$4,657	$(4,568)	$4,536
For the year ended December 31, 2007	5,430	3,023	(4,006)	4,447
For the year ended December 31, 2006	5,435	3,712	(3,717)	5,430
Valuation Allowance for Deferred Tax Assets
For the year ended December 31, 2008	$48,010	$3,803	$—	$51,813
For the year ended December 31, 2007	46,792	1,218	—	48,010
For the year ended December 31, 2006	41,330	5,462	—	46,792

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Office and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as noted below as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal Control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect Dayton Superior Corporation’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable authorization of transactions; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of the internal control over financial reporting, management has concluded that the internal control over financial reporting was effective as of December 31, 2008. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors.

Additionally, an independent registered public accounting firm, Deloitte & Touche, independently assessed the Company’s internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

March 31, 2009

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Item 9B. —	Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dayton Superior Corporation Dayton, Ohio

We have audited the internal control over financial reporting of Dayton Superior Corporation and subsidiary (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 31, 2009 expresses an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

DELOITTE & TOUCHE LLP

Dayton, Ohio
March 31, 2009

Item 9A(T)	Controls and Procedures.

Not applicable.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant.

The information required by this Item 10 is incorporated herein by reference to the information under the headings “Directors and Nominees” and “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders, except for certain information concerning our executive officers, which is set forth at the end of Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the heading “Executive Compensation” in our proxy statement for the Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2008, which currently includes only the 2000 Dayton Superior Corporation Stock Option Plan, as amended.

Number of Securities
	Number of Securities		Available for Future
	to be Issued Upon	Weighted Average Exercise	Issuance Under Equity
	Exercise of	Price of Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column(a)

Equity compensation plans approved by security holders	1,428,505	$6.35	115,701
Equity compensation plans not approved by security holders	—	—	—

Total	1,428,505	$6.35	115,701

The other information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership of Common Stock” in our proxy statement for the Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the information under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our proxy statement for the Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Independent Auditors” in our proxy statement for the Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements  The following consolidated financial statements of the Company and subsidiaries are incorporated by reference as part of this Report under Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2008, 2007, and 2006

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
March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Dayton Superior Corporation and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Eric R. Zimmerman Eric R. Zimmerman	President, Chief Executive Officer and Director	March 31, 2009

/s/ Edward J. Puisis Edward J. Puisis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2009

/s/ Thomas W. Roehrig Thomas W. Roehrig	Vice President, Finance and Secretary (Principal Accounting Officer)	March 31, 2009

/s/ Stephen Berger Stephen Berger	Director	March 31, 2009

/s/ Steven M. Berzin Steven M. Berzin	Director	March 31, 2009

/s/ Joseph D. Hinkel Joseph D. Hinkel	Director	March 31, 2009

/s/ William F. Hopkins William F. Hopkins	Director	March 31, 2009

/s/ Sidney J. Nurkin Sidney J. Nurkin	Director	March 31, 2009

/s/ Douglas Rotatori Douglas Rotatori	Director	March 31, 2009

Index of Exhibits

Exhibit No.	Description

(3)
Articles of Incorporation and By-Laws
	3.1	Amended and Restated Certificate of Incorporation of the Company	†
	3.2	Amended and Restated By-Laws of the Company	†
(4)
Instruments defining the Rights of Security Holders, Including Indentures
	4.1	Form of Junior Convertible Subordinated Indenture between the Company and Firstar Bank, N.A., as Indenture Trustee [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†
	4.1.1	First Supplemental Indenture dated January 17, 2000, between the Company and Firstar Bank, N.A., as Trustee [Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†
	4.1.2	Form of Junior Convertible Subordinated Debenture [Incorporated by reference to Exhibit 4.2.3 to the Company’s Registration Statement on Form S-3 (Reg. 333-84613)]	†
	4.1.3	Second Supplemental Indenture dated December 14, 2006 between the Company and U.S. Bank N.A., as trustee [Incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.2	Indenture dated June 16, 2000 among the Company, the Guarantors named therein, as guarantors, and United States Trust Company of New York, as trustee, relating to $170,000,000 in aggregate principal amount of 13% Senior Subordinated Notes due 2009 and registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.2.1	First Supplemental Indenture dated as of August 3, 2000. [Incorporated by reference to Exhibit 4.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.2	Second Supplemental Indenture dated as of January 4, 2001. [Incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.3	Third Supplemental Indenture dated as of June 19, 2001. [Incorporated by reference to Exhibit 4.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†
	4.2.4	Fourth Supplemental Indenture dated as of September 30, 2003. [Incorporated by reference to Exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†
	4.2.5	Fifth Supplemental Indenture dated as of December 4, 2006. [Incorporated by reference to Exhibit 4.2.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.2.6	Sixth Supplemental Indenture dated as of December 14, 2006. [Incorporated by reference to Exhibit 4.2.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
	4.3	Specimen Certificate of 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.4	Specimen Certificate of the registered 13% Senior Subordinated Notes due 2009 [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Reg. 333-41392)]	†
	4.5	Warrant Agreement dated as of June 16, 2000 between the Company and United States Trust Company of New York, as Warrant Agent [Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†

Exhibit No.	Description

	4.6	Warrant Shares Registration Rights Agreement dated as of June 16, 2000 among the Company and the Initial Purchasers [Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†
	4.7	Term Loan Credit Agreement Dated as of March 3, 2008 among Dayton Superior Corporation, as the Borrower the Lenders Party Hereto and General Electric Capital Corporation as Administrative Agent and Collateral Agent [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2008]	†
	4.7.1	First Amendment to the Term Loan Credit Agreement, dated as of March 16, 2008, by and among Dayton Superior Corporation, the Lenders party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent.	**
	4.7.2	Second Amendment to the Term Loan Credit Agreement, dated as of March 16, 2009, by and among Dayton Superior Corporation, the Lenders party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 16, 2009]	†
	4.7.3	Third Amendment to the Term Loan Credit Agreement, dated as of March 23, 2009, by and among Dayton Superior Corporation, the Lenders party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 23, 2009]	†
	4.8	Revolving Credit Agreement Dated as of March 3, 2008 among Dayton Superior Corporation, as the Borrower the Lenders and L/C Issuers Party Hereto and General Electric Capital Corporation as Administrative Agent and Collateral Agent [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2008]	†
	4.8.1	First Amendment to the Revolving Credit Agreement, dated as of March 16, 2009, by and among Dayton Superior Corporation, the Lenders signatory thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2009]	†
	4.8.2	Second Amendment to the Revolving Credit Agreement, dated as of March 23, 2009, by and among Dayton Superior Corporation, the Lenders signatory thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2009]	†
	4.9	Registration Rights Agreement among the Company, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, DS Coinvestment I, LLC and DS Coinvestment II, LLC [Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†
Certain instruments defining the rights of holders of long-term debt of the Company have not been filed because the total amount does not exceed 10% of the total assets of the Company and its subsidiary on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.
(10)
Material Contracts
	10.1	Amended and Restated Employment Agreement effective as of November 24, 2008 between Edward J. Puisis and the Company. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 1, 2008]	†*
	10.2	Letter Agreement dated August 13, 2003 between Raymond Bartholomae and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*

Exhibit No.	Description

	10.2.1	Letter Agreement dated as of December 15, 2005 between Raymond Bartholomae and the Company amending prior Letter Agreement. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2005]	†*
	10.3	Amended and Restated Employment Agreement effective as of November 24, 2008 between Eric R. Zimmerman and the Company. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2008]	†*
	10.4	Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†*
	10.4.1	First Amendment to Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001]	†*
	10.4.2	Second Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated July 15, 2002 [Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
	10.4.3	Third Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated October 23, 2002 [Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
	10.4.4	Fourth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004. [Incorporated by reference to Exhibit 10.10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†*
	10.4.5	Fifth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004 effective April 18, 2007 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2007]	†*
	10.4.6	Form of Amended and Restated Stock Option Agreement entered into between the Company and certain of its executive officers [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002]	†*
	10.4.7	Form of First Amendment to Stock Option Agreement dated as of July 1, 2003 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2003]	†*
	10.4.8	Form of Stock Option Agreement entered into between the Company and certain of its Directors dated April 18, 2007 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2007]	†*
	10.4.9	Form of Incentive Stock Option Agreement entered into between the Company and certain of its executive officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2008]	†*
	10.4.10	Form of Stock Option Agreement entered into between the Company and certain of its executive officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 1, 2008]	†*
	10.5	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Eric R. Zimmerman. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.6	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Edward J. Puisis. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.7	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.8	Repayment and Stock Pledge Agreement dated June 16, 2000, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*