Form 10-K/A
period 2008-12-31
DAYTON SUPERIOR CORP
filed 2009-04-01
CIK 854709

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

EXPLANATORY NOTE
Dayton Superior Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 solely for the purpose of correcting the Index to Exhibits that was inadvertently omitted. The corrected Index to Exhibits is filed herewith. There are no other changes made by this Amendment No. 1.

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
(10)	Material Contracts
	10.1	Amended and Restated Employment Agreement effective as of November 24, 2008 between Edward J. Puisis and the Company. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 1, 2008]	†*
	10.2	Letter Agreement dated August 13, 2003 between Raymond Bartholomae and the Company [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2003]	†*

10.2.1	Letter Agreement dated as of December 15, 2005 between Raymond Bartholomae and the Company amending prior Letter Agreement. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2005]	†*
10.3	Amended and Restated Employment Agreement effective as of November 24, 2008 between Eric R. Zimmerman and the Company. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2008]	†*
10.4	Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]	†*
10.4.1	First Amendment to Dayton Superior Corporation 2000 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001]	†*
10.4.2	Second Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated July 15, 2002 [Incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
10.4.3	Third Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated October 23, 2002 [Incorporated by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002]	†*
10.4.4	Fourth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004. [Incorporated by reference to Exhibit 10.10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]	†*
10.4.5	Fifth Amendment to Dayton Superior Corporation 2000 Stock Option Plan dated February 10, 2004 effective April 18, 2007 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2007]	†*
10.4.6	Form of Amended and Restated Stock Option Agreement entered into between the Company and certain of its executive officers [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002]	†*
10.4.7	Form of First Amendment to Stock Option Agreement dated as of July 1, 2003 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2003]	†*
10.4.8	Form of Stock Option Agreement entered into between the Company and certain of its Directors dated April 18, 2007 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2007]	†*
10.4.9	Form of Incentive Stock Option Agreement entered into between the Company and certain of its executive officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2008]	†*
10.4.10	Form of Stock Option Agreement entered into between the Company and certain of its executive officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 1, 2008]	†*
10.5	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Eric R. Zimmerman. [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
10.6	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Edward J. Puisis. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
10.7	Restricted Stock Agreement dated as of June 30, 2006, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*

	10.8	Repayment and Stock Pledge Agreement dated June 16, 2000, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.9	Repayment and Stock Pledge Agreement dated March 30, 2001, between the Company and Raymond E. Bartholomae. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-137785)]	†*
	10.10	Form of Indemnification Agreement between the Company and certain of its Directors [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007]	†*
	10.11	Amended and Restated Outside Directors Compensation Program, as amended	** *
(14)	Code of Ethics
	14	Code of Business Conduct and Ethics [Incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed on December 22, 2006]	†
(21)	Subsidiaries of the Registrant
	21	Subsidiary of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004]	†
(23)	Consents of Experts and Counsel
	23	Consent of Deloitte & Touche LLP	**
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	**
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**
(32)	Section 1350 Certifications
	32.1 32.2	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	** **

*	Compensatory plan, contract or arrangement in which one or more directors or named executive officers participate.

**	Filed herewith

†	Previously filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dayton Superior Corporation has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYTON SUPERIOR CORPORATION

April 1, 2009

	By	/s/ Edward J. Puisis

Edward J. Puisis
Executive Vice President and Chief Financial Officer

Index of Exhibits to Amendment No. 1

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1.1	Rule 13a-14(a)/15d-14(a)	**
	31.2.1	Certification of President and Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	**
(32)	32.1.1	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer	**
	32.2.1	Sarbanes-Oxley Section 1350 Certification of Vice President and Chief Financial Officer	**

**	Filed herewith